Form 10QSB
period 1997-06-30
PINNACLE BANCSHARES INC /GA
filed 1997-08-14
CIK 1044082

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FORM 10-QSB
[x]                 Quarterly Report Under Section 13 or
                    15(d) of the Securities Exchange Act
                                   of 1934

                For the quarterly period ended June 30, 1997

[ ]       Transition Report Pursuant to 13 or 15(d) of the Securities
                            Exchange Act of 1934

            For the transition period from __________ to __________

                      Commission File Number 000-22981.

                          PINNACLE BANCSHARES, INC.
                          -------------------------
       (Exact name of small business issuer as specified in its charter)

         GEORGIA                                        58-2326075
         -------                                        ----------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                 110 East Hill Street, Thomson, Georgia  30824
                 ---------------------------------------------
                    (Address of Principal Executive Offices)

                    Issuers Telephone Number (706) 595-1600
                                            ---------------

                                Not Applicable
--------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES        NO    X
                                  ------    ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding at June 30, 1997
-----------------------------                   ----------------------------
Common Stock, $.001 Par Value                           635,380 shares

Transitional Small Business Disclosure Format:  Yes              No      X
                                                    -----------     ----------

                    PINNACLE BANCSHARES, INC. AND SUBSIDIARY
                                  Form 10-QSB

                                     Index



Part I           FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheet as of June 30, 1997                                            1

                 Condensed Consolidated Statements of Income for the Three Months Ended
                  June 30, 1997 and 1996, and the Six Months Ended June 30, 1997 and 1996                            2

                 Condensed Consolidated Statement of Cash Flows for the Six Months Ended
                  June 30, 1997 and 1996                                                                             3

                 Notes to Condensed Consolidated Financial Statements                                                4

Item 2.          Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                     5 - 7

Part II.         OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders                                                 8

Item 6.          Exhibits and Reports on Form 8-K                                                                    9

                 SIGNATURES                                                                                          10

                 Index to Exhibits                                                                                   11


                                     PART I
                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                    PINNACLE BANCSHARES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997
                                  (UNAUDITED)
                             (dollars in thousands)

ASSETS

Cash and due from banks                                                                           $ 1,239
Federal funds sold                                                                                  2,850
Interest-bearing deposits in banks                                                                    199
Securities available for sale                                                                      11,869
Loans, net of allowance for loan losses of $881                                                    18,878
Bank premises and fixed assets                                                                      1,458
Accrued interest receivable                                                                           389
Foreclosed real estate, net of allowance                                                              452
Deferred tax benefit                                                                                  243
Other assets                                                                                          114
                                                                                                  -------

                                                                                                  $37,691
         TOTAL ASSETS                                                                             =======



LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
    Non-interest bearing                                                                            3,666
    Interest-bearing:
         NOW accounts                                                                               3,792
         Savings                                                                                    1,891
         Money market accounts                                                                      2,730
         Time deposits of $100,000, and over                                                        5,385
         Other time deposits                                                                       12,805
                                                                                                  -------
             Total deposits                                                                        30,269


Accrued expenses and other liabilities                                                                261
                                                                                                  -------

         TOTAL LIABILITIES                                                                         30,530
                                                                                                  -------


STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.001; 1,000,000 shares authorized; none issued                          -
    Common stock, par value $.001; 9,000,000 shares authorized;
     635,380 shares issued and outstanding                                                              1
    Additional paid-in capital
                                                                                                    6,355
    Retained earnings                                                                                 845
    Unrealized loss on securities available-for-sale, net of tax                                      (40)
                                                                                                  -------

         TOTAL STOCKHOLDERS' EQUITY                                                                 7,161
                                                                                                  -------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $37,691
                                                                                                  =======






See notes to condensed consolidated financial statements.

                    PINNACLE BANCSHARES, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (dollars in thousands, except per share amounts)


                                                               Three       Six            Three            Six
                                                               Months     Months          Months          Months
                                                               Ended      Ended           Ended           Ended
                                                              June 30,   June 30,        June 30,        June 30,
                                                                1997       1997            1996            1996
                                                             ---------  ---------       ---------        ---------
INTEREST INCOME:
    Interest and fees on loans                                $ 514     $1,019            $ 530             $1,076
    Interest on taxable securities                              171        343              157                322
    Interest on nontaxable securities                            23         46               24                 47
    Interest on Federal funds sold                               31         39               23                 57
    Interest on deposits in other banks                           2          5                4                  8
                                                              -----     ------             ----             ------
         TOTAL INTEREST INCOME                                  741      1,452              738              1,510
                                                              -----     ------             ----             ------
INTEREST EXPENSE
    Interest on time deposits of $100,000 or more                71        133               44                117
    Interest on other deposits                                  229        455              299                579
    Interest on Federal funds purchased                           -          2                -                  -
                                                              -----     ------             ----             ------
         TOTAL INTEREST EXPENSE                                 300        590              343                696
                                                              -----     ------             ----             ------

         NET INTEREST INCOME                                    441        862              395                814

PROVISION FOR LOAN LOSSES                                         5         12                5                 47
                                                              -----     ------             ----             ------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    436        850              390                767
                                                              -----     ------             ----             ------

NONINTEREST INCOME
    Service charges on deposits                                  56        111               58                115
    Other income                                                  7         20                5                 20
    Net realized gain, sales of available-for-sale securities     4          -                8                  8
                                                              -----     ------             ----             ------
                                                                 67        131               71                143
                                                              -----     ------             ----             ------

NONINTEREST EXPENSE
    Salaries and employee benefits                              204        389              180                359
    Occupancy expenses                                           40         79               47                 89
    Other expenses                                              137        262              119                238
                                                              -----     ------             ----             ------
                                                                381        730              346                686
                                                              -----     ------             ----             ------

INCOME BEFORE INCOME TAXES                                      122        251              115                224

INCOME TAX EXPENSE                                               45         80               35                 68
                                                              -----     ------             ----             ------
    NET INCOME                                                $  77     $  171            $  80            $   156
                                                              =====     ======             ====             ======

NET INCOME PER SHARE OF COMMON STOCK                          $ .12     $  .27            $ .12            $   .25
                                                              =====     ======             ====             ======





See notes to condensed consolidated financial statements.

                    PINNACLE BANCSHARES, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)

                                                                                                      Six Months
                                                                                                     Ended June 30
                                                                                                 ---------------------
                                                                                                   1997          1996
                                                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                     $   171       $   156
    Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization                                                                  39            54
         Provision for loan loss                                                                        12            47
         Deferred income tax                                                                            49            52
         Adjustment to foreclosed real estate                                                            5           ( 2)
         Net (increase) decrease in accrued interest receivable                                         20           (36)
         Net increase in other assets                                                                  (66)          (17)
         Net increase in other liabilities                                                              22            54
                                                                                                   -------       -------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 252           308
                                                                                                   -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in federal funds sold                                                   (1,430)        4,720
    Net increase in interest-bearing deposits with banks                                               (99)           (1)
    Net (increase) decrease in loans, net                                                            1,097        (1,475)
    Purchases of available for sale securities                                                      (1,326)       (3,194)
    Proceeds from sales and maturities of available for sale securities                              2,039         2,888
    Net purchases of premises and equipment                                                            (57)          (31)
    Proceeds from sale of foreclosed real estate                                                       188            --
                                                                                                   -------       -------

             NET CASH PROVIDED BY INVESTING ACTIVITIES                                                 412         2,907
                                                                                                   -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                                          (386)       (2,505)
    Dividends paid                                                                                    (127)          (64)
                                                                                                   -------       -------
             NET CASH USED IN FINANCING ACTIVITIES                                                    (513)       (2,569)
                                                                                                   -------       -------

NET INCREASE IN CASH AND DUE FROM BANKS                                                                151           646

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                       1,088         2,640
                                                                                                   -------       -------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                           $ 1,239       $ 3,286
                                                                                                   =======       =======







See notes to condensed consolidated financial statements.

                    PINNACLE BANCSHARES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Pinnacle Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, McDuffie Bank & Trust. Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of and for the three and six months ended June 30, 1997 and 1996 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in its subsidiary's, McDuffie Bank & Trust, annual report for the year ended December 31, 1996.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results for interim periods.

NOTE 2 - REORGANIZATION OF THE BUSINESS

On June 6, 1997, McDuffie Bank & Trust's plan of corporate organization (the "Reorganization") under which the Bank became a wholly-owned subsidiary of a newly-formed bank holding company, Pinnacle Bancshares, Inc. (the "Company"), was consummated. Consummation of the Reorganization was conditioned upon (i) the approval by the shareholders of the Bank as required by law and (ii) the receipt of any required regulatory approvals, including approvals from the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance.

The Reorganization was accomplished by merging Pinnacle Interim Corp. ("Interim") with the Bank under the Bank's charter and with the title of McDuffie Bank & Trust. On June 6, 1997, each outstanding share of common stock of the Bank was effectively exchanged for one share of common stock of the Company. As a result, the shareholders of the Bank became shareholders of the Company and the Bank became a wholly-owned subsidiary of the Company. Further, the officers and directors of the Bank became the officers and directors of the Company.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard 128, "Earnings Per Share". This Statement provides for changes in the calculation and presentation of earnings per share information and is effective for interim and annual financial statements of periods ending after December 15, 1997. Management of the Company has not yet determined the effect of the adoption of this Statement on the consolidated financial statements.

NOTE 4 - STOCK OPTION PLAN

The Bank has adopted an employee stock option plan for providing incentive stock options and nonqualified stock options to directors and key employees of the Bank. As of June 30, 1997 no options had been granted under this plan.

                    PINNACLE BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

OVERVIEW
The Company's net income was $77,000 for the second quarter of 1997, a decrease of $3,000 (3.8%) compared to net income of $80,000 for the second quarter of 1996. Earnings per share were $0.12 for the second quarter of 1997 and for 1996. Total assets at June 30, 1997 was $37,691,000. A decrease of $335,000
(0.89%) from December 31, 1996 and $2,172,000 (5.4%) from June 30, 1996.

The decrease in net income resulted from increased non-interest expense (10.1%) and an increase in recognized income tax expense (28.6%). The provision for loan losses during the second quarter of 1997 was $5,000. The provision for the second quarter of 1996 was also $5,000. Income before income taxes increased $7,000 (6.1%) from the second quarter of 1996.

The return on average assets was 0.81% (annualized) for the quarter ended June 30, 1997, compared to 0.80% (annualized) for the same period in 1996. The return on average equity for the second quarter of 1997 was 4.31% (annualized), compared to 3.5% (annualized) for the second quarter of 1996.

Further discussion of significant items affecting net income are discussed in detail below.

NET INTEREST INCOME
Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-bearing assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Higher net interest income is a result of the relationship between the interest-earning assets and the interest-bearing liabilities.

Net interest income increased $46,000 (11.6%) during the second quarter over the comparable period in 1996, due to a decrease in interest-bearing deposit liabilities. Interest-bearing deposits at June 30, 1997 were $26,603,000. A decrease of $956,000 (3.5%) from December 31, 1996, and a decrease of $3,564,000 (11.8%) from June 30, 1996. Loans, the highest yielding component of interest earning assets decreased $1,238,000 (6.1%) from December 31, 1996, and $2,276,000 (10.8%) from June 30, 1996. Investments in securities decreased $734,000 (5.8%) from December 31, 1996, and increased $944,000 (8.6%) from June
30, 1996.

INTEREST INCOME
Interest income for the second quarter of 1997 increased $3,000 (.41%) over the comparable quarter in 1996. Interest income on loans decreased $16,000 (3.0%) and interest income on taxable securities increased $14,000 (8.9%) compared to the second quarter of 1996.

INTEREST EXPENSE
Interest expense totaled $300,000 for the second quarter of 1997, a decrease of $43,000 (12.5%) from the comparable quarter in 1996. The decrease is a result of the decline in interest-bearing deposit accounts as discussed in the net interest income section.

NON-INTEREST INCOME
Non-interest income for the second quarter decreased $3,000 (4.2%) from the comparable quarter in 1996, primarily as a result of a decrease in income from service charges on deposit accounts.

                    PINNACLE BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NON-INTEREST EXPENSE
Non-interest expense totaled $381,000 for the second quarter of 1997, an increase of $35,000 (1.01%) over the comparable period in 1996. The increase was attributable to an increase in salaries and benefits of $24,000 (13.3%) and an increase in other expenses of $18,000 (15.1%). Occupancy expenses declined $7,000 (14.9%).

INCOME TAXES
Income taxes for the second quarter of 1997 totaled $45,000, an increase of $10,000 (28.6%) from the comparable quarter in 1996. The increase primarily results from the utilization of deferred tax assets in the current quarter.

                         REVIEW OF FINANCIAL CONDITION

OVERVIEW
Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank's financial condition are discussed in detail below.

ASSET QUALITY
A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Bank's directive in this regard is carried out through its policies and procedures for extending credit to the Bank's customers. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

Non-performing assets were $473,000 at June 30, 1997, compared to $659,000 at December 31, 1996, and $989,000 at June 30, 1996. The composition of non-performing assets for each date is shown below.

                                                  June 30,        December 31,         June 30,
                                                    1997             1996                1996
                                                 ---------        ------------         --------
         Non-accrual loans                       $  22,000         $143,000            $355,000
         OREO, net of valuation allowance          451,000          516,000             634,000
                                                 ---------         --------            --------
                                                 $ 473,000         $659,000            $989,000
                                                 =========         ========            ========

The ratio of non-performing assets to total loans and other real estate was 2.4% at June 30, 1997, 3.17% at December 31, 1996, and 4.47% at June 30, 1996.

Reduction of non-performing assets continues to be a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions. A provision for losses in the amount of $5,000 was charged to expense for the quarter ended June 30, 1997. At June 30, 1997, the ratio

                    PINNACLE BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


of allowance for loan losses to total loans was 4.2%. At December 31, 1996 the ratio was 4.2%, and was 5.1% at June 30, 1996. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, and payment of operating expenses and dividends. The Bank does not anticipate any events which would require liquidity beyond that which is available through deposit growth, federal funds balances, or investment portfolio maturities. The Bank actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at June 30, 1997 was 62.4%, compared to 65.6% at December 31, 1996, and 64.5% at June 30, 1996.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 3% for the leverage ratio. At June 30, 1997, the Bank's Tier I capital was 30.6% and total risk-based capital was 31.4%, compared to 30.8% and 32.1% at year-ended December 31, 1996, respectively. At June 30, the Bank's leverage ratio was 17.2% compared to 17.4% at December 31, 1996.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

                                    PART II
                               OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1997 Annual Meeting of Stockholders of the Bank (the "Annual Meeting") was held on April 28, 1997. At the Annual Meeting, the following persons were elected as directors to serve for a term of one year and until their successors are elected and qualified: Phillip G. Farr, Samuel A. Fowler, Jr., Joseph D. Greene, Heyward Horton, Jr., George O. Hughes, David W. Joesbury, James L. Lemley, M.D., Robert N. Wilson, Jr., and Bennye M. Young.

The results of voting with respect to the election of directors were as follows:

                                                          VOTES           VOTES
                                                           FOR            AGAINST
                                                         -------          -------
         Phillip G. Farr                                 517,834           2,565
         Samuel A. Fowler, Jr.                           517,834           2,565
         Joseph D. Greene                                517,534           2,865

         Heyward Horton, Jr.                             517,434           2,965
         George O. Hughes                                517,834           2,565
         David W. Joesbury                               517,734           2,665

         James L. Lemley, MD                             517,434           2,965
         Robert N. Wilson, Jr.                           517,734           2,665
         Bennye M. Young                                 497,834          22,565

In addition, at the Annual Meeting, the Bank's plan of corporate reorganization (the "Reorganization") was duly approved. See Note 2 to "Notes to Condensed Consolidated Financial Statements."

The results of voting with respect to the Reorganization were as follows:

         VOTES                 VOTES              VOTES
          FOR                 AGAINST           ABSTAINING
        -------               -------           ----------
        512,793               18,705              3,633

The final item submitted to security holders for a vote at the Annual Meeting was a proposal to adopt a Bank-level 1997 Stock Option Plan (the "Plan"), which, if the Reorganization was consummated, would be transferred to the Company upon the effective date of the Reorganization. On February 12, 1997, the Board of Directors of the Bank adopted the Plan for eligible directors, officers and key employees of the Bank. The Plan provides for the grant of both incentive and nonqualified stock options. The purpose of the Plan is to encourage and enable participating directors, officers and key employees to remain in the employ of and to give a greater effort on behalf of the Bank.

The results of voting with respect to the Plan were as follows:

   VOTES                 VOTES                    VOTES
    FOR                 AGAINST                ABSTAINING
   -------             -------                ----------
   512,193             18,805                 4,233

                                    PART II
                         OTHER INFORMATION (CONTINUED)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibit 27.1 - Financial Data Schedule (for SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              MCDUFFIE BANK & TRUST





                              By:   /s/  Heyward Horton, Jr.
                                  --------------------------------------------
                                  Heyward Horton, Jr.
                                  President and Chief Executive Officer
                                  (principal executive officer)




     August 10, 1997          By:   /s/  J. Harold Ward, Jr.
------------------------          ---------------------------------------------
Date                              J. Harold Ward, Jr.
                                  Senior Vice President, Chief Financial Officer
                                  (principal financial and accounting officer)

                               INDEX TO EXHIBITS



Exhibit Number                        Description                                      Sequential Page Number
       27.1                        Financial Data Schedule (for SEC use only)                 12 - 15