Form 10QSB
period 1997-09-30
PINNACLE BANCSHARES INC /GA
filed 1997-11-14
CIK 1044082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X]       Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 1997

[ ]       Transition Report Pursuant to 13 or 15(d) of the Securities
                              Exchange Act of 1934

          For the transition period from               to
                                         -------------    -------------


                         Commission File Number 0-22891.
                                                -------

                            PINNACLE BANCSHARES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         GEORGIA                                        58-2326075
         -------                                        ----------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                  110 East Hill Street, Thomson, Georgia 30824
                  --------------------------------------------
                    (Address of Principal Executive Offices)


                     Issuers Telephone Number (706) 595-1600
                                              --------------


                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES    NO X
                                     ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                Outstanding at November 7, 1997
-----------------------------                    -------------------------------
Common Stock, $.001 Par Value                             635,380 shares

Transitional Small Business Disclosure Format:  Yes           No   X
                                                     -----       -----

                            PINNACLE BANCSHARES, INC.
                                   Form 10-QSB

                                      Index



PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet as of September 30, 1997                1

                  Condensed Consolidated Statements of Income for the Three Months
                   Ended September 30, 1997 and 1996, and the Nine Months Ended
                   September 30, 1997 and 1996                                                 2

                  Condensed Consolidated Statement of Cash Flows for the Nine Months
                   Ended September 30, 1997 and 1996                                           3

                  Notes to Condensed Consolidated Financial Statements                       4 - 5

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                             6 - 9

PART II.          OTHER INFORMATION

Item 5.           Other Information                                                           10

Item 6.           Exhibits and Reports on Form 8-K                                            10

                  SIGNATURES                                                                  11

                  Index to Exhibits                                                           12

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                            PINNACLE BANCSHARES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)
                             (dollars in thousands)

ASSETS

Cash and due from banks                                                           $ 1,132
Federal funds sold                                                                  5,080
Interest-bearing deposits in banks                                                    199
Securities available for sale                                                      11,219
Loans, net of allowance for loan losses of $883                                    17,887
Bank premises and fixed assets                                                      1,439
Accrued interest receivable                                                           308
Foreclosed real estate, net of allowance                                              452
Deferred tax benefit                                                                  261
Other assets                                                                          100
                                                                                  -------

         TOTAL ASSETS                                                             $38,077
                                                                                  =======
LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
     Non-interest bearing                                                         $ 3,786
     Interest-bearing:
         NOW accounts                                                               4,776
         Savings                                                                    1,688
         Money market accounts                                                      2,720
         Time deposits of $100,000, and over                                        4,681
         Other time deposits                                                       12,900
                                                                                  -------
              Total deposits                                                       30,551

Accrued expenses and other liabilities                                                334
                                                                                   ------
         TOTAL LIABILITIES                                                         30,885
                                                                                   ------
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001; 1,000,000 shares authorized; none issued        --
     Common stock, par value $.001; 9,000,000 shares authorized;
      635,380 shares issued and outstanding                                             1
     Additional paid-in capital                                                     6,355
     Retained earnings                                                                879
     Unrealized loss on securities available-for-sale, net of tax                     (43)
                                                                                  -------
         TOTAL STOCKHOLDERS' EQUITY                                                 7,192
                                                                                  -------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $38,077
                                                                                  =======





See notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)


                                                                         Three            Nine         Three            Nine
                                                                         Months          Months        Months          Months
                                                                         Ended           Ended         Ended           Ended
                                                                      September 30,  September 30,  September 30,    September 30,
                                                                          1997            1997          1996            1996
                                                                      -------------  -------------  -------------    -------------
INTEREST INCOME:
     Interest and fees on loans                                           $494           $1,513         $556           $1,632
     Interest on taxable securities                                        161              504          181              503
     Interest on nontaxable securities                                      21               67           24               71
     Interest on Federal funds sold                                         57               96           19               76
     Interest on deposits in other banks                                     4                9            7               15
                                                                          ----           ------         ----           ------
         TOTAL INTEREST INCOME                                             737            2,189          787            2,297
                                                                          ----           ------         ----           ------

INTEREST EXPENSE
     Interest on time deposits of $100,000 or more                          73              206           87              204
     Interest on other deposits                                            234              689          260              839
     Interest on Federal funds purchased                                    --                2           --               --
                                                                          ----           ------         ----           ------
         TOTAL INTEREST EXPENSE                                            307              897          347            1,043
                                                                          ----           ------         ----           ------

         NET INTEREST INCOME                                               430            1,292          440            1,254

PROVISION FOR LOAN LOSSES                                                    3               15            6               53
                                                                          ----           ------         ----           ------

         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               427            1,277          434            1,201
                                                                          ----           ------         ----           ------

NONINTEREST INCOME
     Service charges on deposits                                            51              162           64              179
     Other income                                                           13               33           17               37
     Net realized gain (loss), sales of available-for-sale securities        2                2           (7)               1
                                                                          ----           ------         ----           ------
                                                                            66              197           74              217
                                                                          ----           ------         ----           ------

NONINTEREST EXPENSE
     Salaries and employee benefits                                        213              602          179              538
     Occupancy expenses                                                     42              121           68              157
     Other expenses                                                        191              453          129              367
                                                                          ----           ------         ----           ------
                                                                           446            1,176          376            1,062
                                                                          ----           ------         ----           ------

INCOME BEFORE INCOME TAXES                                                  47              298          132              356

INCOME TAX EXPENSE                                                          13               93           41              109
                                                                          ----           ------         ----           ------

     NET INCOME                                                           $ 34           $  205         $ 91           $  247
                                                                          ====           ======         ====           ======

NET INCOME PER SHARE OF COMMON STOCK                                      $.05           $  .32         $.14           $  .39
                                                                          ====           ======         ====           ======

DIVIDENDS PER SHARE OF COMMON STOCK                                       $ --           $  .20         $ --           $  .10
                                                                          ====           ======         ====           ======


See notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                                 Nine Months
                                                                              Ended September 30
                                                                              ------------------
                                                                               1997         1996
                                                                              -----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $   205      $   247
     Adjustments to reconcile net income to net cash
       provided by operating activities
         Depreciation and amortization                                            62           90
         Provision for loan loss                                                  15           53
         Deferred income tax                                                      32          104
         Adjustment to foreclosed real estate                                      5            2
         Net decrease in accrued interest receivable                             101           14
         Net (increase) decrease in other assets                                 (52)          12
         Net increase in other liabilities                                        95           59
                                                                             -------      -------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                          463          581
                                                                             -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in federal funds sold                            (3,660)       5,950
     Net increase in interest-bearing deposits with banks                        (99)        (398)
     Net (increase) decrease in loans, net                                     2,085       (1,272)
     Purchases of available for sale securities                               (1,726)      (5,360)
     Proceeds from sales and maturities of available-for-sale securities       3,085        3,204
     Net purchases of premises and equipment                                     (61)         (41)
     Proceeds from sale of foreclosed real estate                                188           --
                                                                             -------      -------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (188)       2,083
                                                                             -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in federal funds purchased                                      --          270
     Net decrease in deposits                                                   (104)      (2,783)
     Dividends paid                                                             (127)         (63)
                                                                             -------      -------
              NET CASH USED IN FINANCING ACTIVITIES                             (231)      (2,576)
                                                                             -------      -------

NET INCREASE IN CASH AND DUE FROM BANKS                                           44           88

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                 1,088        2,640
                                                                             -------      -------

CASH AND DUE FROM BANKS AT END OF PERIOD                                     $ 1,132      $ 2,728
                                                                             =======      =======


See notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Pinnacle Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, McDuffie Bank & Trust (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of and for the three and nine months ended September 30, 1997 and 1996 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Bank's annual report for the year ended December 31, 1996.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results for interim periods.

NOTE 2 - REORGANIZATION OF THE BUSINESS

On June 6, 1997, the Bank's plan of corporate reorganization (the "Reorganization"), under which the Bank became a wholly-owned subsidiary of the Company was consummated. Consummation of the Reorganization was conditioned upon
(i) the approval by the shareholders of the Bank as required by law and (ii) the receipt of any required regulatory approvals, including approvals from the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance.

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

NOTE 3 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding in accordance with Accounting Principles Board "APB" Opinion No. 15. Fully diluted earnings per share are not presented because stock options outstanding are not materially dilutive and did not effect presented earnings per share.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard "SFAS" No. 128, "Earnings Per Share". This Statement provides for changes in the calculation and presentation of earnings per share information and is effective for interim and annual financial statements of periods ending after December 15, 1997. Management of the Company has not yet determined the effect of the adoption of this Statement on the consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 4 - STOCK OPTION PLAN

On April 28, 1997, at the Annual Meeting of shareholders of the Bank, the Bank's shareholders adopted an employee stock option plan (the "Plan") that provides incentive stock options and nonqualified stock options to directors and key employees of the Bank. On the effective date of the Reorganization, the Plan was transferred to the Company and was renamed the "Pinnacle Bancshares, Inc. 1997 Stock Option Plan". During the quarter ended September 30, 1997, options on 8,500 shares of stock were granted to key employees of the Bank and the Company.

The Company has adopted SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123 establishes a "fair-value" based method of accounting for stock-based compensation plans. SFAS 123 encourages entities to adopt the fair-value method in place of the intrinsic value method currently in effect under the provisions of APB Opinion No. 25.

Under the fair value method of accounting, all arrangements under which employees receive shares of stock or other equity instruments or under which employers incur liabilities to employees in amounts based on the price of its stock result in the measurement of compensation cost at the grant date of the award which is recognized over the service period, usually the vesting period. Under the intrinsic value method, compensation cost is measured by the excess of the quoted market price of the stock, if any, over the amount the employee must pay to acquire the stock.

As permitted by SFAS 123, the Company has elected to continue its current method of using the intrinsic value method. However, the Company will be required to present pro forma disclosures of net income and earnings per share as if the Company had adopted the recognition provisions of SFAS 123 beginning with the 1997 Form 10-KSB and related financial statements.

                            PINNACLE BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW

In January 1997, the Board of Directors of McDuffie Bank and Trust (the "Bank"), determined that it was in the best interests of the Bank to reorganize the Bank into a holding company structure. Accordingly, on January 31, 1997, Pinnacle Bancshares, Inc. (the "Company") was incorproated under the laws of the State of Georgia to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended, and to purchase 100% of the issued and outstanding capital stock of the Bank. On April 28, 1997, the shareholders of the Bank, at the Bank's Annual Meeting of Shareholders, duly approved and authorized the Reorganization and, after receipt of final regulatory approvals, the Reorganization was consummated on June 6, 1997.

The Company's net income was $34,000 for the third quarter of 1997, a decrease of $57,000 (62.6%) compared to net income of $91,000 for the third quarter of 1996. Earnings per share were $0.05 for the third quarter of 1997, a decrease of $0.09 (64.3%) compared to $0.14 for the third quarter of 1996. Total assets at September 30, 1997 was $38,077,000. An increase of $51,000 (1.3%) from December 31, 1996 and a decrease of $1,930,000 (4.8%) from September 30, 1996.

The decline in net income resulted from decreases in net interest income (2.2%) and noninterest income (10.8%), and an increase in noninterest expense (18.6%). The provision for loan losses for the third quarter of 1997 was $3,000 compared to $6,000 for the third quarter of 1996. Income before income taxes decreased $85,000 (64.4%) compared to the third quarter of 1996.

The return on average assets was 0.36% (annualized) for the quarter ended September 30, 1997, compared to 0.95% (annualized) for the same period in 1996. The return on average equity for the third quarter of 1997 was 1.8% (annualized), compared to 5.2% (annualized) for the third quarter of 1996.

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

Net interest income decreased $10,000 (2.2%) during the third quarter from the comparable period in 1996, primarily due to a change in the composition of interest-earning assets. Interest-earning assets were $34,385,000 at September 30, 1997. Loans, the highest yielding component of interest-earning assets, decreased $2,229,000 (11.1%) from December 31, 1996 and decreased $3,058,000
(14.6%) from September 30, 1996. At September 30, 1997 loans represented 52.0% of interest-earning assets compared to 58.8% at December 31, 1996 and 62.9% at September 30, 1996. The decrease from September 1996 was a result of the maturity of several large loans and the maturity of term federal funds that were matched with the expected maturity of the public funds deposits described below. Investments in securities decreased $1,384,000 (11.0%) from December 31, 1996 and decreased $1,148,000 (9.1%) from September 30, 1996. Interest-bearing deposits at September 30, 1997 were $26,765,000. This represents a decrease of $794,000 (2.9%) from December 31, 1996 and a decrease of $2,610,000 (8.9%) from
September 30, 1996. The decrease primarily resulted from a withdrawal of a large deposit of public funds from the Bank.

                            PINNACLE BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INTEREST INCOME

Interest income for the third quarter of 1997 decreased $50,000 (6.4%) from the comparable quarter in 1996 primarily due to the change in the composition of interest-earning assets previously described. Interest income on loans decreased $62,000 (11.2%) and interest income on securities decreased $23,000 (11.2%) compared to the third quarter of 1996.

INTEREST EXPENSE

Interest expense for the third quarter of 1997 decreased $40,000 (11.5%) from the third quarter of 1996, primarily as a result of the decline in interest-bearing deposit accounts as previously discussed.

NONINTEREST INCOME

Noninterest income for the third quarter of 1997 decreased $8,000 (10.8%) from the comparable quarter in 1996 primarily from a decrease in income from service charges on deposit accounts.

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 1997 increased $70,000 (18.6%) from the comparable quarter of 1996. The increase was attributable to an increase in salaries and benefits of $34,000 (19.0%) and an increase in other operating expenses of $62,000 (48.1%). The increase in other operating expenses included approximately $50,000 of non-recurring expenses related to the organization of the newly-formed bank holding company. Occupancy expenses declined $26,000 (38.2%), primarily from decreased maintenance costs and depreciation expense estimates.

INCOME TAXES

Income tax expense for the third quarter of 1997 totaled $13,000, representing a decrease of $28,000 (68.3%) from the comparable quarter in 1996. The decrease primarily results from lower taxable income attributable to the items previously discussed.


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

                    PINNACLE BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Non-performing assets were $502,000 at September 30, 1997, compared to $659,000 at December 31, 1996 and $695,000 at September 30, 1996. The composition of non-performing assets for each date is shown below.

                                      September 30,   December 31,   September 30,
                                          1997            1996            1996
                                        --------        --------        --------
Non-accrual loans                       $ 50,000        $143,000        $ 65,000
OREO, net of valuation allowance         452,000         516,000         630,000
                                        --------        --------        --------

                                        $502,000        $659,000        $695,000
                                        ========        ========        ========

The ratio of non-performing assets to total loans and other real estate was 2.7% at September 30, 1997, 3.2% at December 31, 1996, and 3.6% at September 30, 1996.

Reduction of non-performing assets continues to be a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions. A provision for losses in the amount of $3,000 was charged to expense for the quarter ended September 30, 1997. At September 30, 1997, the ratio of allowance for loan losses to total loans was 4.7%. At December 31, 1996 the ratio was 4.2%, and was 4.4% at September 30, 1996. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at September 30, 1997 was 56.0%, compared to 46.4% at December 31, 1996, and 42.0% at September 30, 1996.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 3% for the leverage ratio. At September 30, 1997, the Bank's Tier I capital was 31.6% and total risk-based capital was 32.4%, compared to 30.8% and 32.1% at year-ended December 31, 1996,

                    PINNACLE BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


respectively. At September 30, 1997, the Bank's leverage ratio was 18.3% compared to 17.4% at December 31, 1996.

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

                                     PART II
                                OTHER INFORMATION


ITEM 5.       OTHER INFORMATION

On October 7, 1997, the Company entered into an agreement (the "Agreement") with a group of Augusta, Georgia businessmen including Ray Brown, Arthur J. Gay, Jr.,
J. Randal Hall, George H. Inman, John W. Lee, A. Montague Miller and Julian W. Osbon (collectively, the "Augusta Group") whereby, subject to approval by the Company's shareholders and certain other conditions, the Company has agreed to register a number of shares of its Common Stock having a minimum aggregate value of $7 million for offering to the public. If the offering conditions are met, all of the shares in the offering will be offered and sold on a best-efforts basis by certain officers and directors of the Company, who will receive no commissions for such sales. The proceeds of the offering will be principally used to expand the Company's banking operations. Further, subject to required regulatory approvals and certain other conditions, certain members or representatives of the Augusta Group will be named to the Board of Directors of the Company and the Board of Directors of the Bank. Under the Agreement, Patrick
G. Blanchard has been named President and Chief Executive Officer of the Company. Heyward Horton, Jr., former President and Chief Executive Officer of the Company, continues to serve the Company as President and Chief Executive Officer of the Bank.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibit No.   Description

                  10.1 Employment Agreement dated October 6, 1997 by and among McDuffie Bank & Trust, Pinnacle Bancshares, Inc., and Patrick G. Blanchard, Sr.

                  10.2 Agreement dated October 6, 1997 among Ray Brown, RDB Limited Partnership, Arthur J. Gay, Jr., J. Randal Hall, George H. Inman, John W. Lee, A. Montague Miller and Julian W. Osbon as the Augusta Group and Pinnacle Bancshares, Inc.

                  27       Financial Data Schedule (for SEC use only)

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            PINNACLE BANCSHARES, INC.





November 13, 1997                 By:   /s/  Patrick G. Blanchard, Sr.
--------------------------            --------------------------------------
Date                                  Patrick G. Blanchard, Sr.
                                      President and Chief Executive Officer
                                      (principal executive officer)




November 13, 1997                 By:   /s/  J. Harold Ward, Jr.
--------------------------            --------------------------------------
Date                                  J. Harold Ward, Jr.
                                      Senior Vice President, Chief Financial
                                      Officer (principal financial and
                                      accounting officer)

                                INDEX TO EXHIBITS



Exhibit Number             Description                                                  Sequential Page Number


     10.1 Employment Agreement dated October 6, 1997 by and among McDuffie Bank & Trust, Pinnacle
                           Bancshares, Inc., and Patrick G. Blanchard, Sr.

     10.2                  Agreement dated October 6, 1997 among Ray Brown,
                           RDB Limited Partnership, Arthur J. Gay, Jr., J. Randal
                           Hall, George H. Inman, John W. Lee, A. Montague
                           Miller and Julian W. Osbon as the Augusta Group and
                           Pinnacle Bancshares, Inc.

     27                    Financial Data Schedule (for SEC use only).