Form 10KSB
period 1997-12-31
GEORGIA CAROLINA BANCSHARES INC
filed 1998-03-31
CIK 1044082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                   FORM 10-KSB

                 ----------------------------------------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                 ----------------------------------------------

                           COMMISSION FILE NO. 0-22891
                                               -------

                        GEORGIA-CAROLINA BANCSHARES, INC.

               INCORPORATED UNDER THE LAWS OF THE STATE OF GEORGIA

                 (I.R.S. EMPLOYER IDENTIFICATION NO. 58-2326075)

                              110 EAST HILL STREET
                             THOMSON, GEORGIA 30824

                            TELEPHONE: (706) 595-1600

                 ----------------------------------------------

 Securities registered under Section 12(b) of the Securities Exchange Act: None

    Securities registered under Section 12(g) of the Securities Exchange Act:
                         Common Stock, $0.001 Par Value

                 ----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. _____

Revenue for the fiscal year ended December 31, 1997: $3,219,921.

The aggregate market value of the registrant's common stock held by nonaffiliates of the Registrant (396,614 shares), computed using the book value of the registrant's common stock as of December 31, 1997 was $4,534,040. For purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered affiliates of the registrant at that date.

As of December 31, 1997, 635,380 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 21, 1998 is incorporated by reference in answer to certain items contained in Part III of this Report.

Transitional Small Business Disclosure Format (check one)

Yes      No  X
    ---     ---

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Georgia-Carolina Bancshares, Inc., formerly Pinnacle Bancshares, Inc., (the "Company") was incorporated under the laws of the State of Georgia on January 31, 1997, to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended. The Company is a one-bank holding company that owns 100% of the issued and outstanding stock of First Bank of East Georgia (the "Bank"), which conducts business in McDuffie County, Georgia under the trade name "McDuffie Bank & Trust."

As part of its strategy designed to generate growth, income, profitability and increase liquidity for the owners of the Bank's common stock, in January 1997, the Board of Directors of the Bank adopted a plan of reorganization whereby the Bank would reorganize into a holding company structure. On April 28, 1997, the shareholders of the Bank, at the Bank's Annual Meeting of Shareholders, duly approved and authorized the plan of reorganization. After final regulatory approvals were received, the reorganization of the Bank into a holding company structure was consummated on June 6, 1997.

The Bank commenced operations in January 1989 as an independent, locally owned commercial bank which conducts business in McDuffie County, Georgia, with deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"). In May 1991, the Bank opened an additional office in McDuffie County, Georgia (the "Branch Office"). The Bank operates as a locally-owned bank that targets the banking needs of individuals and small to medium sized businesses in the McDuffie County area by emphasizing personal service.

The Bank offers a full range of deposit and lending services and is a member of an electronic banking network, which enables its customers to use the automated teller machines of other financial institutions. In addition, the Bank offers commercial and business credit services, as well as various consumer credit services, including home mortgage loans, automobile loans, lines of credit, home equity loans, home improvement loans and credit card accounts.

In February 1995, the Bank was informed by the Georgia Department of Banking and Finance (the "Georgia Banking Department") and the FDIC that its operations were unsatisfactory in certain respects in that the Bank was experiencing weak credit administration and lending practices, inadequate allocation for loan losses and high classified assets coupled with poor earnings. Consequently, on March 10, 1995, the Bank entered into a Memorandum of Understanding with the Georgia Banking Department and the FDIC. To correct these problems, the Board of Directors of the Bank hired a new and experienced management team charged with correcting the Bank's poor operating performance and returning the Bank to profitability. During 1995, the Bank's new management team made significant progress in addressing the Bank's asset quality problems and returned the Bank to profitability that year. As a result, on November 19, 1996, the Memorandum of Understanding with the Georgia Banking Department and the FDIC was rescinded.

MARKET AREA AND COMPETITION

The primary service area (the "PSA") of the Bank is the County of McDuffie and the community of Thomson, Georgia which is approximately 30 miles west of Augusta, Georgia. The Bank encounters competition in its PSA and in surrounding areas from other commercial banks. These competitors offer a full range of banking services and vigorously compete for all types of services, especially deposits. The Bank also encounters competition from banks outside of McDuffie County seeking to make loans in the Bank's PSA.

In addition, in certain aspects of its banking business, the Bank also competes with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds, and other financial institutions which have recently been invading the traditional banking markets.

The extent to which other types of financial institutions compete with commercial banks has increased significantly within the past few years as a result of federal and state legislation which has, in several respects, deregulated financial institutions. The full impact of this legislation and subsequent laws that will continue to deregulate the financial services industry even further cannot be fully assessed or predicted.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following is a presentation of the average balance sheet of the Bank for the years ended December 31, 1997 and 1996. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                             AVERAGE BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                             December 31,
                                              --------------------------------------------------------------------------
                                                              1997                                   1996
                                              ----------------------------------      ----------------------------------
                                              Average        Income/      Yields      Average        Income/      Yields
                                              Balances       Expense      /Costs      Balances       Expense      /Costs
ASSETS
INTEREST-EARNING ASSETS
  Loans, net of unearned income               $ 19,729       $ 2,034      10.31%      $ 21,841       $ 2,178       9.97%
  Investment securities                         12,047           758       6.29%        12,088           772       6.39%
  Interest-bearing deposits in banks               143            11       7.69%           363            16       4.40%
  Federal funds sold                             2,924           160       5.47%         1,611            87       5.40%
                                              --------       -------                  --------       -------       ----
     TOTAL INTEREST-EARNING ASSETS              34,843         2,963       8.50%        35,903         3,053       8.50%
                                              --------       -------                  --------       -------       ----

NON-INTEREST EARNING ASSETS
  Cash and due from banks                          984                                   1,319
  Reserve for loan losses                         (907)                                 (1,165)
  Bank premises and fixed assets                 1,459                                   1,501
  Accrued interest receivable                      342                                     377
  Other assets                                     865                                   1,023
                                              --------                                --------
     TOTAL ASSETS                             $ 37,586                                $ 38,958

LIABILITIES AND STOCKHOLDERS'
 EQUITY
INTEREST-BEARING DEPOSITS
  NOW accounts                                $  4,464       $   102       2.28%      $  4,146       $   105       2.53%
  Savings                                        1,816            45       2.48%         1,920            48       2.50%
  Money Market Accounts                          2,650            84       3.17%         2,270            59       2.60%
  Other time                                    17,876           978       5.47%        20,569         1,172       5.70%
                                              --------       -------                  --------       -------       ----
     TOTAL INTEREST-BEARING DEPOSITS            26,806         1,209       4.51%        28,905         1,384       4.79%

OTHER INTEREST-BEARING
 LIABILITIES
  Funds purchased                                   32             2       6.25%             9             1      11.70%
                                              --------       -------      -----       --------       -------      -----
     TOTAL INTEREST-BEARING LIABILITIES         26,838         1,211       4.51%        28,914         1,385       4.79%

NON-INTEREST-BEARING LIABILITIES
 AND STOCKHOLDERS' EQUITY
  Demand deposits                                3,361                                   2,840
  Other liabilities                                420                                     243
  Stockholders' equity                           6,967                                   6,961
                                              --------                                --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                  $ 37,586                                $ 38,958

Interest rate spread                                                       3.99%                                   3.71%
Net interest income                                            1,752                                   1,668
Net interest margin                                                        3.48%                                   4.65%
Average interest-earning assets to
 average total assets                                                     92.28%                                  92.16%
Average loans to average deposits                                         65.40%                                  68.80%

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

The effect on interest income, interest expense and net interest income in the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate.

                                           Year Ended December 31, 1997
                                                  Compared with
                                           Year Ended December 31, 1996
                                          (Dollar amounts in thousands)
                                         -------------------------------
                                         Increase (Decrease) Due To

                                         Volume       Rate        Total
                                         ------       -----       -----
Interest earned on:
  Tax-exempt securities                   $   8       $ (15)      $  (7)
  Taxable securities                          7         (14)         (7)
                                          -----       -----       -----
                                             15         (29)        (14)
  Federal funds sold                        (18)         91          73
  Net loans                                (195)         51        (144)

  Interest-bearing deposits in banks         (1)         (4)         (5)
                                          -----       -----       -----

Total interest income                      (199)        109         (90)
                                          =====       =====       =====

Interest paid on:
  NOW deposits                                8         (11)         (3)
  Money market deposits                      10          15          25
  Savings deposits                           (3)         --          (3)
  Time deposits                            (145)        (47)       (192)
  Federal funds purchased                     3          (2)          1
                                          -----       -----       -----

Total interest expense                     (127)        (45)       (172)
                                          =====       =====       =====

Change in net interest income             $ (72)      $ 154       $  82
                                          =====       =====       =====

                                                 Year Ended December 31, 1996
                                                         Compared with
                                                 Year Ended December 31, 1995
                                                 (Dollar amounts in thousands)
                                                 -----------------------------
                                                 Increase (Decrease) Due To

                                                 Volume      Rate       Total
                                                 ------      ----       -----
Interest income:
  Investment securities                          $   9         23       $  32
  Loans receivable                                (143)       (30)       (173)
                                                 -----       ----       -----
Total interest income                             (134)        (7)       (141)
                                                 =====       ====       =====

Interest expense:
  NOW accounts                                     (26)        (9)        (35)
  Money market demand                              (10)       (15)        (25)
  Passbook savings                                  (5)        (6)        (11)

  Certificates of deposit other than Jumbos        (20)        35          15
  Jumbos                                            42        (10)         32
  Borrowed funds                                    (3)         1          (2)
                                                 -----       ----       -----
Total interest expense                             (22)        (4)        (26)
                                                 =====       ====       =====

Change in net interest income                    $(112)      $ (3)      $(115)
                                                 =====       ====       =====

DEPOSITS

The Bank offers a wide range of commercial and consumer interest bearing and non-interest bearing deposit accounts, including checking accounts, money market accounts, negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, certificates of deposit and regular savings accounts. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and similar items.

The following table details, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                             YEAR ENDED DECEMBER 31, 1997            YEAR ENDED DECEMBER 31, 1996
                                          ---------------------------------       ---------------------------------
                                            (DOLLAR AMOUNTS IN THOUSANDS)           (DOLLAR AMOUNTS IN THOUSANDS)
                                          AVERAGE AMOUNT  AVERAGE RATE PAID       AVERAGE AMOUNT  AVERAGE RATE PAID
                                          --------------  -----------------       --------------  -----------------
DEPOSIT CATEGORY

Non-interest bearing demand deposits          $ 3,361            --                   $ 2,840            --

NOW and money market deposits                 $ 7,114          2.62%                  $ 6,416          2.56%

Savings deposits                              $ 1,816          2.48%                  $ 1,920          2.50%

Time deposits                                 $17,876          5.47%                  $20,569          5.70%

The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 1997 were as follows:

                                            (In thousands)
Three months or less                             $1,658
Over three months through twelve months           2,210
Over twelve months                                  832
                                                 ------
                        Total                    $4,700
                                                 ======

LOAN PORTFOLIO

The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. The Bank concentrates its lending efforts in the areas of consumer/installment and real estate loans, particularly home mortgage lending. As of December 31, 1997, the Bank's loan portfolio consisted of 15% commercial loans, 14% consumer/installment loans and 71% real estate loans.

Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Such loans include short-term lines of credit, short to medium-term plant and equipment loans, short to medium-term land acquisition and development loans, construction loans and letters of credit.

The Bank's consumer loans consist primarily of residential first and second mortgage loans, home equity loans, installment loans to individuals for personal, family or household purposes, including automobile loans to individuals and pre-approved lines of credit.

While risk of loss in the Bank's loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Bank's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank's real estate portfolio.

Management of the Bank originates loans and participates with other banks with respect to loans which exceed the Bank's lending limits. Management of the Bank does not believe that loan participations will necessarily pose any greater risk of loss than loans which the Bank originates.

The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 1997 and 1996 and the total amount of all loans for such periods:

                                                                December 31,
                                                         -------------------------
                                                           1997             1996
                                                         --------         --------
                                                       (Dollar amounts in thousands)
Type of Loan
------------
  Commercial, financial and agricultural                 $  3,722         $  4,794
  Real estate - construction                                4,893            2,547
  Real estate - mortgage                                    8,441           10,917
  Installment and other loans to individuals                2,676            2,750
                                                         --------         --------

                          Subtotal                         19,732           21,008

Less:
-----
  Unearned income and deferred loan fees                       (8)              (3)
  Allowance for possible loan losses                         (752)            (889)
                                                         --------         --------

                         Total (net of allowance)        $ 18,972         $ 20,116
                                                         ========         ========


The table below presents an analysis of maturities of certain categories of loans as of December 31, 1997:

                                             Due in 1     Due in 1 to   Due After
Type of Loan                               Year or Less     5 Years      5 Years      Total
------------                               ------------   -----------   ---------     ------
                                                             (In thousands)
Commercial, financial and agricultural        $2,167        $1,555         $ 0        $3,722
Real estate construction                       3,576         1,307          10         4,893

                        Total                 $5,143        $2,862         $10        $8,615
                                              ======        ======         ===        ======

The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 1997:

         Loans due after 1 year with predetermined interest rates        $8,701,000

         Loans due after 1 year with floating interest rates             $1,664,000

Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or, when in management's judgment, the interest will not be collectible in the normal course of business. At December 31, 1997, the Bank had five loans aggregating $43,000 accounted for on a nonaccrual basis, and there were no accruing loans which were past due 90 days or more. At December 31, 1996, the Bank had nine loans aggregating $143,000 accounted for on a nonaccrual basis and eight loans aggregating $7,000 that were past due 90 days or more as to principal or interest and were still accruing. There were no loans restructured for 1997 or 1996.

At December 31, 1997 and 1996, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

An analysis of the Bank's loss experience is furnished in the following table for the periods indicated.

                                                         Summary of Loan Loss Experience
                                                         -------------------------------
                                                                  December 31,
                                                              1997            1996
                                                             -----          -------
                                                                 (In thousands)
Balance, beginning of year                                   $ 889          $ 1,155

Charge-offs:
  Commercial, financial and agricultural (primarily
   single payment)                                             (91)            (143)
  Consumer (primarily installment)                            (141)            (379)
  Credit cards                                                 (10)             (31)
                                                             -----          -------
                                                              (242)            (553)
                                                             -----          -------

Recoveries:
  Commercial, financial and agricultural (primarily
   single payment                                                8               11
  Consumer (primarily installment)                              80              212
  Credit cards                                                   1                8
                                                             -----          -------
                                                                89              231
                                                             -----          -------

Net charge-offs                                                153              322
                                                             -----          -------
Provision charged to operations                                 16               56
                                                             -----          -------

Balance, end of year                                         $ 752          $   889
                                                             =====          =======

Ratio of net charge-offs during the period to average
 loans outstanding during the period                          0.80%            1.47%

In considering the adequacy of the Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 1997, 15% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, over 98% of these commercial loans at December 31, 1997 were made on a secured basis. Management believes that the secured condition of the predominant portion of its commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

At December 31, 1997, the loan loss reserve was allocated as follows:

                                                 Allowance for Loan Losses
                                                 -------------------------
                                                           Percent of Loans
                                                           In Each Category
                                                 Amount     To Total Loans
                                                 ------     --------------
                                                     (In thousands)
Commercial, financial and agricultural            $  6         15.3%
Real estate - construction                          --         24.8
Real estate - mortgage                             323         46.3
Installment and other loans to individuals         105         13.6
Unallocated                                        318          N/A
                                                  ----        -----

                                 Total            $752          100%
                                                  ====        =====

The Bank's consumer loan portfolio is also well secured. At December 31, 1997, the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than other categories of loans.

Real estate mortgage loans constitute 43% of outstanding loans. Approximately $4.4 million or 52% of this category represents residential real estate mortgages. The remaining portion of this category consists of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans.

The Bank's Board of Directors monitors the loan portfolio quarterly to enable it to evaluate the adequacy of the allowance for loan losses. The loans are rated and the reserve established base don the assigned rating. The provision for loan losses charged to operating expenses is based on this established reserve. Factors considered by the Board in rating the loans include delinquent loans, underlying collateral value, payment history and local and general economic conditions affecting collectibility.

INVESTMENTS

As of December 31, 1997, federal funds and investment securities comprised approximately 43% of the Bank's assets, with loans comprising approximately 47% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, mortgage backed securities and obligations, other taxable securities and in certain obligations of states and municipalities. The Bank also enters into federal funds transactions with its principal correspondent banks, and primarily acts as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the periods indicated, the estimated fair market value of the Bank's investment securities available-for-sale. The Bank has classified as available-for-sale all investment securities.

                                                    December 31,
                                                    ------------
                                                 1997           1996
                                               -------        -------
                                                   (In thousands)
Obligations of U.S. government agencies        $10,477        $ 7,575
U.S. Treasury notes                                249            247
Mortgage-backed securities                       1,227          2,636
State, county and municipal securities           1,825          2,145
                                               -------        -------

                             Total             $13,778        $12,603
                                               =======        =======

The following tables present the contractual maturities and weighted average yields of the Bank's investments:

                                                   Maturities of Investment Securities
                                            ------------------------------------------------
                                                         After One    After Five
                                             Within      Through       Through       After
                                            One Year    Five Years    Ten Years    Ten Years
                                            --------    ----------    ---------    ---------
                                                            (In thousands)
Obligation of U.S. government agencies        $  0        $3,922        $6,556        $  0
U.S. Treasury notes                            249             0             0           0
Mortgage-backed securities                      55           304             0         867
State, county and municipal securities         397             0         1,323         106
                                              ----        ------        ------        ----

                             Total            $701        $4,225        $7,879        $973
                                              ====        ======        ======        ====


                                                                               Weighted Average Yields
                                                                --------------------------------------------------
                                                                             After One     After Five
                                                                 Within       Through       Through        After
                                                                One Year    Five Years     Ten Years     Ten Years
                                                                --------    ----------     ---------     ---------
Obligation of U.S. government agencies                           $   0%         6.33%         6.66%            0%

U.S. Treasury notes                                               6.70             0             0             0
Mortgage-backed securities                                        8.38          6.04             0          5.92
State, county and municipal securities                            4.35             0          4.73          5.44
                                                                 -----         -----         -----         -----

                             Total weighted average yield         5.71%         6.31%         6.34%         5.87%
                                                                 =====         =====         =====         =====

With the exception of the U.S. Treasury notes and U.S. government agencies securities shown above, the Bank did not have investments with a single issuer exceeding, in the aggregate, 10% of the Bank's stockholders' equity.

RETURN ON EQUITY AND ASSETS

The following table presents certain profitability, return and capital ratios as of the end of the past two fiscal years.

                               December 31,
                         -----------------------
Ratio                      1997            1996
-----                    -------         -------
Return on Assets           0.58%           0.83%
Return on Equity           3.22%           4.68%
Dividend Payout           54.27%          19.69%
Equity to Assets          17.94%          18.76%

ASSET/LIABILITY MANAGEMENT

It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan investment, borrowing and capital policies. An assets and liabilities management committee is responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial, consumer and real estate loans.

The Bank's asset/liability mix is monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

CORRESPONDENT BANKING

Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, over line and liquidity loan participations and sales of loans to or participations with correspondent banks.

The Bank sells loan participations to correspondent banks. Management of the Bank has established correspondent relationships with The Bankers Bank and SunTrust Bank. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondent in non-interest bearing accounts.

DATA PROCESSING AND YEAR 2000

The Bank has entered into a data processing servicing agreement with ProVesa, Inc. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.

The Company has evaluated its computer systems, as well as those of its data processing vendor, to determine whether modifications and expenditures will be necessary to make its systems, as well as those of its vendor, compliant with Year 2000 requirements. These requirements have arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor ships, may not deal appropriately with the year "00". The Company believes that its computer systems, as well as those of its data processing vendor, are Year 2000 compliant. Accordingly, the Company does not presently anticipate that material expenditures will be necessary to implement software and hardware modifications to computer systems. However, there can be no assurance that unforeseen difficulties or costs will not arise.

FACILITIES

The Bank's main office is located at 110 East Hill Street in Thomson, Georgia. The property consists of a two-story building with approximately 6,000 square feet of usable space on the first floor and approximately 2,800 square feet of unfinished space on the second floor designated for future expansion. The building is constructed on 3.4 acres of land owned by the Bank. In addition, the Branch Office, which is located at 1043 Washington Road, in Thomson, Georgia, is approximately two miles north of the Bank's main office. The Branch Office is approximately 2,600 square feet in size and is located on 1.25 acres of land.

EMPLOYEES

The Bank employs 21 persons on a full-time or part-time basis, including four officers. The Bank will hire additional persons as needed on a full-time or part-time basis, including additional tellers and customer service representatives.

MONETARY POLICIES

The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

SUPERVISION AND REGULATION

The Bank operates in a highly regulated environment, and its business activities are governed by statute, regu lation and administrative policies. As a state-chartered bank, the business activities of the Bank is closely supervised by the Georgia Banking Department and the FDIC.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that the Company and any other bank holding company located in Georgia is able to acquire a bank located in any other state, and a bank holding company located outside Georgia can acquire any Georgia-based bank, in either case, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act, the State of Georgia has recently adopted an interstate banking statute that, beginning on June 1, 1997, removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions.

With respect to expansion, banks situated in the State of Georgia are generally prohibited from establishing branch offices or facilities outside of the county in which such main office is located, except (i) in adjacent counties in certain situations, or (ii) by means of a merger or consolidation with a bank which has been in existence for at least five years. In addition, in the case of a merger or consolidation, the acquiring bank must have been in existence for at least 24 months prior to the merger. The Georgia Legislature recently adopted legislation which reduces the limitations imposed on banks situated in the State of Georgia to establish branch offices. Under the new legislation, as of July 1, 1996 and until July 1, 1998, a Georgia bank may establish up to three new or additional branch banks, de novo, in any county within the State of Georgia in addition to establishing branch offices or facilities in adjacent counties by merger or consolidation (in certain conditions). Beginning on July 1, 1998, a bank located in the State of Georgia will be permitted to establish new or additional branch banks anywhere in the state by relocation of the parent bank or another branch bank, or by merger, consolidation, or purchase of assets and assumption of liabilities involving another parent bank or branch bank.

On July 1, 1995, the State of Georgia enacted an interstate banking statute which authorizes bank holding companies located throughout the United States to acquire banks and bank holding companies located in Georgia under certain conditions. Such legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Georgia generally.

As a state-chartered bank, most of the Bank's operations are regulated and examined by the Georgia Banking Department and the FDIC. These regulatory agencies provide policies and guidance on key banking areas, including reserves for loan losses and other contingencies, loans, investments, borrowings, deposits, mergers, issuances of securities, payments of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, consolidation or corporate reorganization, and maintenance of books and records. The Bank is required by the Georgia Banking Department to prepare reports on its financial condition and to conduct an annual external audit of its financial affairs, in compliance with minimum standards and procedures prescribed by the Georgia Banking Department. Reports of the Bank's auditors must be filed with the Georgia Banking Department within 15 days after the Bank's receipt of any such report. The Bank is also subject to the Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

The Bank files reports of condition and income quarterly with the FDIC. As a member of the FDIC, the Bank must pay an assessment semi-annually based on its deposit levels. The Bank is also required to comply with the reporting, insider-trading, and disclosure requirements of the Federal Securities Exchange Act of 1934, as amended.

The Bank's loan operations are subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, color, religion or other prohibited factors in extending credit, the Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are also subject to the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

The Bank is also subject to the provision of the Community Reinvestment Act of 1977, which requires the appropriate federal regulator, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low-and moderate-income neighborhoods. The FDIC's assessment of a bank's record is made available to the public. Further, such assessment is required of any bank that has applied, among other things, to establish a new branch office that will accept deposits, to relocate an existing office, or to merge or consolidate with, or acquire the assets of or assume the liabilities of, a federally-regulated financial institution.

The Bank is subject to regulatory capital requirements imposed by the FDIC. In 1989, the FDIC issued new risk-based capital guidelines for banks which make regulatory capital requirements more sensitive to differ ences in risk profiles of various banking organizations. The capital adequacy guidelines of the FDIC apply directly to state-chartered banks which are not members of the Federal Reserve System and whose deposits are insured by the FDIC regardless of whether they are a subsidiary of a bank holding company. The FDIC's requirements provide that banking organizations must have capital (as defined in the rules) equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. As of December 31, 1997, the Bank's risk-based capital ratio was 31.3% and its leverage ratio was 18.90%.
These ratios are well above the minimum standards.

The FDIC has also adopted minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under the FDIC's rule, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

Both the risk-based capital guidelines and the leverage ratios are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMEL rating system for banks. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

The FDIC recently adopted final regulations revising its risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. Under the new regulations, when evaluating a bank's capital adequacy, the FDIC's capital standards now explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the FDIC has proposed a measurement process to identify banks that have high interest rate risk exposures. Under the proposed measurement process, the FDIC would employ a supervisory model that focuses on the sensitivity of a bank's economic value to changes in interest rate risk as well as various other quantitative factors to determine the adequacy of an individual bank's capital for interest rate risk. After gaining experience with the proposed supervisory measurement and assessment process, the FDIC intends to propose further regulations to establish an explicit risk-based capital charge for interest rate risk.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act"), enacted on December 19, 1991, provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act involves the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the Act does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The Act creates five "capital categories" ("well capital ized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions. Further, these institutions will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

The Act also provides that banks have to meet increased safety and soundness standards. In order to comply with the Act, the FDIC has adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, fees and benefits.

Both the capital standards and the safety and soundness standards which the Act seeks to implement are designed to bolster and protect the deposit insurance fund.

In response to the directive issued under the Act, the FDIC adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the proposed capital thresholds:

                                             Total Risk -        Tier I Risk -         Tier I
                                            Based Capital        Based Capital        Leverage
                                               Ratio                 Ratio             Ratio
                                            -------------        -------------        --------
Well capitalized(1)                             10%                   6%                 5%

Adequately capitalized(1)                        8%                   4%                 4%(2)

Undercapitalized(4)                             <8%                  <4%                <4%(3)

Significantly undercapitalized(4)               <6%                  <3%                <3%

Critically undercapitalized                      -                    -                 <2%(5)
                                                                                        -

---------------------------

(1)      An institution must meet all three minimums.

(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(3) <3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

(5)      Ratio of tangible equity to total assets.

The scope of regulation and permissible activities of the Bank is subject to change by future federal and state legislation.

RECENT DEVELOPMENTS

The Company has registered 740,741 shares of its common stock for sale to the public at a price of $13.50 per share. The proceeds of the offering will be used to expand the Company's and the Bank's banking operations into neighboring Augusta and Columbia County, Georgia.

In preparation of the Bank's expanded banking operations, effective February 1, 1998, the name of the Bank was changed from McDuffie Bank & Trust to First Bank of East Georgia. The Bank will continue using the trade name "McDuffie Bank & Trust" for offices located in McDuffie County and anticipates using the trade names "First Bank of Augusta" and "First Bank of Columbia County" for the new offices.

ITEM 2. DESCRIPTION OF PROPERTY.

The Bank's main office is located at 110 East Hill Street in Thomson, Georgia. The property consists of a two-story building with approximately 6,000 square feet of usable space on the first floor and approximately 2,800 square feet of unfinished space on the second floor designated for future expansion. The building is constructed on 3.4 acres of land owned by the Bank. In addition, the Bank operates a branch office, which is located at 1043 Washington Road, in Thomson, Georgia. The branch office is approximately two miles north of the Bank's main office, is approximately 2,600 square feet in size and is located on
1.25 acres of land owned by the Bank.

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Bank is a party or of which any of its properties are subject; nor are there material proceedings known to the Bank to be contemplated by any governmental authority; nor are there material proceedings known to the Bank, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Bank, or any associate of any of the foregoing is a party or has an interest adverse to the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter ended December 31, 1996 to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         A.       MARKET INFORMATION

                  During the period covered by this report and to date, there has been no established public trading market for the Bank's common stock.

         B.       HOLDERS OF COMMON STOCK

                  As of March 24, 1997, the number of holders of record of the Bank's common stock was 658.


         C.       DIVIDENDS

                  The Bank paid a cash dividend of $.10 per share on its common stock on January 21, 1997 to shareholders of record as of January 8, 1997. The Bank paid another cash dividend of $.10 per share on its common stock on April 7, 1997 to shareholders of record as of March 12, 1997. The payment of such dividends to the stockholders by the Bank was prior to the formation of the holding company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the "Business" and "Financial Statements" sections included elsewhere in this Report.

THE COMPANY

Through December 31, 1997, the Company had funded its start up and organizational costs through $17,500 in advances obtained through a line of credit from The Bankers Bank, Atlanta, Georgia, as well as a $35,000 dividend from the Bank. Organizational expenses for 1997 were approximately $52,000, consisting of legal and accounting fees and regulatory filing fees. The Company has elected to fully expense these organizational costs in the current period.

THE BANK

RESULTS OF OPERATIONS

1997 Compared to 1996

For the year ending December 31, 1997, assets increased but earnings declined. Total assets increased by 6.7% from $38,026,000 in 1996 to $40,561,000 in 1997.
The increase in assets is exaggerated as the Bank obtained short-term public deposit funds near year end 1997. These funds were invested in overnight federal funds. Average total assets were $37,586,000 for 1997 and were $38,958,000 for 1996, a decrease of $1,372,000 or 3.5%. Net loans decreased from $20,116,000 in 1996 to $18,792,000 in 1997, a change of $1,324,000 or 6.5%. Of this change,
$872,000, or 65.9% was a decrease in term federal funds from 1996 to 1997. The Bank did not own any term federal funds at December 31, 1997. The allowance for loan losses was $752,000 at December 31, 1997 and was $889,000 at December 31, 1996. This represents a decrease of $137,000 or 15.4%. The reduction in the allowance is due to a reduced loan loss provision for 1997 of $16,000 compared to $56,000 in 1996 and is due to the reduction of classified assets and improving quality of the Bank's loan portfolio. Net charge-offs for 1997 were $153,000 compared to $322,000 for 1996, a decrease of $169,000 or 53%. The
Bank's ratio of allowance for loan losses to gross loans was 3.81% at December 31, 1997, and was 4.2% at December 31, 1996.

Deposits increased $2,282,000, or 7.4%, from $30,655,000 in 1996 to $32,937,000 in 1997. The increase was primarily attributable to an increase in short-term public deposit funds held by the Bank at December 31, 1997. The Bank's investment portfolio increased $1,175,000 or 9.3% from $12,603,000 in 1996 to $13,778,000 in 1997. The increase resulted from the increase in the Bank's deposit accounts. Federal funds sold increased $2,330,000 or 164.1% from $1,420,000 in 1996 to $3,750,000 in 1997, also as a result of the increase in the Bank's deposit accounts.

A further softening of loan demand is reflected in the Bank's loan to deposit ratio of 65.4% for 1997, compared to 68.8% in 1996. This softening of demand contributed to a decrease in total interest income of $90,000 or 2.9% from $3,053,000 in 1996 to $2,963,000 in 1997. Net interest income increased $82,000 or 4.9% from $1,668,000 in 1996 to $1,750,000 in 1997. While total interest income for 1997 declined, the Bank was able to achieve an increase in net interest income as a result of a $72,000 or 12.4% decrease in interest expense. This decrease in interest expense resulted from an increase of $558,000 or 18.0% in non-interest bearing deposits and a decrease of $707,000 or 5.2% in time deposits, which traditionally pay the highest rate of deposit interest. In addition, NOW accounts, which traditionally pay less interest than time deposits, increased $2,228,000 from 1996 to 1997.

Non-interest income declined $29,000 or 9.9% from $292,000 in 1996 to $257,000 in 1997. The decrease primarily resulting from a decrease in service charges on deposit accounts.

Noninterest expense increased $120,000 or 8.3% from $1,447,000 in 1996 to $1,567,000 in 1997. The increase primarily resulted from increased personnel, legal and depreciation expenses.

Net income declined $49,000 or 15.1% from $325,000 in 1996 to $276,000 in 1997 as a result of each of the above matters.

In February 1995, the Bank was informed by the Georgia Banking Department and the FDIC that its operations were unsatisfactory in certain respects in that the Bank was experiencing weak credit administration and lending practices, inadequate allocation for loan losses and high classified assets coupled with poor earnings. Consequently, on March 10, 1995, the Bank entered into a Memorandum of Understanding with the Georgia Banking Department and the FDIC. To correct these problems, the Bank recruited a new Senior Loan Officer with 25 years of experience to assist in increasing the credit underwriting standards of the Bank and reducing the level of classified assets. In addition, the Bank currently employs a loan review consultant who aids the Bank in identifying and monitoring problem loans. While increased underwriting standards and regular review and monitoring are subject to uncertainties that cannot be predicted, such expanded efforts have benefitted the Bank significantly. Moreover, a result of these and other corrective measures, the level of the Bank's classified assets has decrease and, on November 19, 1996, the Memorandum of Understanding with the Georgia Banking Department and the FDIC was terminated.

1996 Compared to 1995

For year ending December 31, 1996 assets declined but earnings improved. Total assets decreased by 10.4% from $42,450,000 in 1995 to $38,027,000 in 1996. This decrease is exaggerated, however, because of a significant temporary increase in public funds balances at year-end 1995. It should be noted that average total assets decreased by only $987,000, from $39,945,000 in 1995 to $38,958,000 in
1996. Net loans actually increased very slightly, from $19,942,000 in 1995, to $20,116,000 in 1996 due to a reduction in the allowance for loan losses from $1,142,000 to $889,000 for the same period. The reduction in the loan loss reserve was due primarily to a significantly reduced loan loss provision for 1996 of $56,000 compared to $240,000 in 1995. Net charge-offs for 1996 were $309,000 compared to $547,000 in 1995, a decrease of $238,000, or 43%. In spite of this reduction in the reserve balance, the Bank continues to maintain a loan loss reserve ratio of 4.23% to total loans.

Deposits decreased for the same period by $4,655,000 or 13.2%, from $35,320,000 in 1995 to $30,655,000 in 1996. The majority of the decrease was attributable to a reduction in public funds, which changed by $3,522,000, from $4,011,000 in 1995 to $489,000 in 1996. The Bank's investment portfolio increased $1,607,000, or 14.6%, from $10,989,000 in 1995 to $12,596,000 in 1996. This increase, however, was off-set by a decrease in federal funds sold from $5,950,000 in 1995 to $1,420,000 in 1996.

A further softening of loan demand is reflected in the Bank's loan to deposit ratio of 68.8% for 1996, compared to 70.7% in 1995 which contributed to a decrease in net interest income of $115,000 from 1995 to 1996. However, this decrease was more than compensated for by the $184,000 reduction in the Bank's loan loss provision. While non-interest income was the same for both periods, non-interest expense decreased by $130,000 from $1,577,000 for 1995 to $1,447,000 for 1996. This decrease was the result of a reduction in personnel expenses and other overhead expenses. Consequently, net income increased $171,000, or 111%, from $154,000 in 1995 to $325,000 in 1996.


LIQUIDITY AND INTEREST RATE SENSITIVITY

Deposit levels and the associated timing and quantity of funds flowing into and out of a bank inherently involve a degree of uncertainty. In order to insure that a bank is capable of meeting depositors' demands for funds, the bank must maintain adequate liquidity. Liquid assets consisting primarily of cash and deposits due from other banks, federal funds sold and investment securities maturing within one year provide the source of such funds. Insufficient liquidity may force a bank to engage in emergency measures to secure necessary funding. Because such measures may be quite costly, earnings will also suffer if excess liquidity is maintained. The Bank monitors its liquidity on a monthly basis and seeks to maintain it at an optimal level.

As of year-end 1997, the Bank's liquidity ratio was 53.5% as compared to 46.43% at year-end 1996. In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with The Bankers Bank and SunTrust Bank. Management is not aware of any demands, commitments or uncertainties which could materially affect the Bank's liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities on December 31, 1997 with a market value of $13.7 million in its available-for-sale portfolio which would provide an additional source of liquidity.

Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank's exposure to interest rate risk. Various assets and liabilities are termed to be "rate sensitive" when the interest rate can be replaced. By definition, the "gap" is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon. At year-end, the Bank was slightly asset sensitive through six months, and through one year as well. As it appears that interest rates may be more likely to rise than to fall, the Bank will be in a position to increase the net interest margin slightly.

The following is an analysis of rate sensitive assets and liabilities as of December 31, 1997 (in thousands):

                                                                                                               5 years
                                                                   0 - 3 mos.   3 - 12 mos.     1.5 years      or more     Total
                                                                   ----------   -----------     ---------      -------     ------
Taxable securities                                                       55           249          4,225        7,425      11,954
Tax-exempt securities                                                     0           396              0        1,428       1,824
Federal funds sold                                                    3,750             0              0            0       3,750
Interest-bearing deposits in banks                                        0             0              0          100         100
Loans                                                                 7,336         3,695          8,666           35      19,732
                                                                     ------       -------        -------        -----      ------
                  Total rate sensitive assets                        11,141         4,340         12,891        8,988      37,360

NOW and money market deposits                                         3,306         6,713             --           --      10,019
Savings deposits                                                        528         1,074             --           --       1,602
Time deposits                                                         3,967         9,040          4,665            0      17,662
                                                                     ------       -------        -------        -----      ------
                  Total rate sensitive liabilities                    7,801        16,827          4,665            0      29,283

Excess of rate sensitive assets less rate sensitive liabilities       3,340       (12,487)         8,236        8,988       8,077
Ratio of rate sensitive liabilities                                     143%           26%           277%         N/A         128%
Cumulative gap                                                        3,340        (9,147)          (911)       8,077      16,154

CAPITAL RESOURCES

The equity capital of the Company totaled $7,278,000 at the end of 1997. As previously described the Company, as holding company of the Bank, was formed in 1997. In effecting the transaction, as previously described in reports filed with the Commission, the Company acquired 100% of the issued and outstanding shares of stock of the Bank and in exchange issued each stockholder a pro rata number of shares of stock of the Company so as each stockholder's ownership of the Company was consistent with the previous ownership of the Bank. The transaction has been accounted for in accordance with generally accepted accounting principles in a manner similar to a pooling of interests in which all prior periods presented in the Company's consolidated financial statements have been restated to give effect to the transaction as if it occurred at the beginning of the earliest period presented.

The equity capital of the Bank totaled $7,286,000 at the end of 1997, an increase of $154,000 or 2.2% from equity capital of $7,132,000 at the end of 1996. The increase in equity capital was attributable to net income of $276,162 and an increase in unrealized gains on available-for-sale securities of $39,000. Under Statement of Financial Accounting Standard No. 115, the Bank must recognize unrealized gains or losses in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account. Equity capital was reduced in 1997 by $127,000 from the payment of dividends to stockholders totaling $0.20 per share and the payment of a $35,000 dividend to the holding company to cover operating expenses at the holding company level.

Management believes that the Bank's capitalization is adequate to sustain growth which is anticipated for 1997. The following table sets forth the applicable required capital ratios for the Company and the Bank and the actual capital ratios for both entities as of December 31, 1997:

                   Leverage Ratio       Tier I Capital      Risk-Based Capital
                 -----------------     -----------------    ------------------
                 Regulatory            Regulatory           Regulatory
                  Minimum   Actual      Minimum   Actual      Minimum  Actual
                 ---------- ------     ---------- ------    ---------- ------
                    4.0%    18.90%        4.0%     30.0%       8.0%     31.3%

There are no commitments of capital resources known to management which would have a material impact on the Bank's capital position.

ITEM 7. FINANCIAL STATEMENTS.

     The following financial statements are filed with this report:

     Report of Independent Certified Public Accountants

     Consolidated Statements of Income as of
      December 31, 1997 and 1996

     Consolidated Statement of Income for the years ended
      December 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
GEORGIA-CAROLINA BANCSHARES, INC.
Thomson, Georgia


We have audited the accompanying consolidated statements of financial condition of GEORGIA-CAROLINA BANCSHARES, INC. as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia-Carolina Bancshares, Inc. as of December 31, 1997 and 1996, and the results of its operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




Augusta, Georgia                    /s/ Cherry, Bekaert & Holland, L.L.P.
February 6, 1998

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                1997         1996
                                                                              -------      --------
                                  ASSETS

Cash and due from banks                                                       $ 1,546      $  1,088
Federal funds sold                                                              3,750         1,420
Interest-bearing deposits in banks                                                100           100
Securities available-for-sale                                                  13,778        12,603
Loans, net of allowance for loan losses                                        18,972        20,116
Bank premises and fixed assets                                                  1,446         1,440
Accrued interest receivable                                                       381           409
Foreclosed real estate, net of allowance                                          306           516
Deferred tax benefit                                                              182           286
Other assets                                                                      110            48
                                                                              -------      --------

              TOTAL ASSETS                                                    $40,571      $ 38,026
                                                                              =======      ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                     $ 3,654      $  3,096
     Interest-bearing:
         NOW accounts                                                           7,187         4,959
         Savings                                                                1,602         2,007
         Money market accounts                                                  2,832         2,178
         Time deposits of $100,000, and over                                    4,700         4,746
         Other time deposits                                                   12,962        13,669
                                                                              -------      --------
              Total deposits                                                   32,937        30,655
Accrued expenses and other liabilities                                            356           239
              Total liabilities                                                33,293        30,894
                                                                              -------      --------

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, par value $.001; 1,000,000 shares authorized;
      none issued                                                                  --            --
     Common stock, par value $.001; 9,000,000 shares authorized;
      635,380 shares issued and outstanding                                         1             1
     Additional paid-in capital                                                 6,354         6,354
     Retained earnings                                                            908           801
     Unrealized gain (loss) on securities available-for-sale, net of tax           15           (24)
                                                                              -------      --------
              Total stockholders' equity                                        7,278         7,132
                                                                              -------      --------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $40,571      $ 38,026
                                                                              =======      ========


See notes to financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            1997        1996         1995
                                                                           ------      ------      -------
INTEREST INCOME
     Interest and fees on loans                                            $2,034      $2,178      $ 2,351
     Interest on taxable securities                                           670         677          630
     Interest on nontaxable securities                                         88          95           42
     Interest on Federal funds sold                                           160          87          145
     Interest on deposits in other banks                                       11          16           26
                                                                           ------      ------      -------
              TOTAL INTEREST INCOME                                         2,963       3,053        3,194
                                                                           ------      ------      -------

INTEREST EXPENSE
     Interest on time deposits of $100,000, or more                           273         310          278
     Interest on other deposits                                               938       1,074        1,130
     Interest on federal funds purchased                                        2           1            3
                                                                           ------      ------      -------
              TOTAL INTEREST EXPENSE                                        1,213       1,385        1,411
                                                                           ------      ------      -------

              NET INTEREST INCOME                                           1,750       1,668        1,783

PROVISION FOR LOAN LOSSES                                                      16          56          240
                                                                           ------      ------      -------

              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           1,734       1,612        1,543
                                                                           ------      ------      -------

NON-INTEREST INCOME
     Service charges on deposits                                              210         239          234
     Other income                                                              45          52           57
     Net realized gain (loss), sales of available-for-sale securities           2           1          (30)
                                                                           ------      ------      -------
                                                                              257         292          261
                                                                           ------      ------      -------

NON-INTEREST EXPENSE
     Salaries and employee benefits                                           831         714          769
     Occupancy expenses                                                       167         231          218
     Other expenses                                                           621         502          590
                                                                           ------      ------      -------
                                                                            1,619       1,447        1,577
                                                                           ------      ------      -------

INCOME BEFORE INCOME TAXES                                                    372         457          227

INCOME TAX EXPENSE                                                            138         132           73
                                                                           ------      ------      -------

              NET INCOME                                                   $  234      $  325      $   154
                                                                           ======      ======      =======

EARNINGS PER SHARE:
     Net income, basic                                                     $ 0.37      $ 0.51      $  0.24
                                                                           ======      ======      =======
     Net income, diluted                                                   $ 0.35      $ 0.50      $  0.24
                                                                           ======      ======      =======

See notes to financial statements.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            Unrealized
                                                                                          Gain (Loss) on
                                                                                             Securities
                                              Common Stock       Additional                Available-for-     Total
                                          --------------------    Paid-in      Retained     Sale, Net of   Stockholders'
                                           Shares    Par Value    Capital      Earnings    Deferred Taxes     Equity
                                          -------    ---------   ----------    --------   ---------------  -------------
BALANCE, DECEMBER 31, 1994                635,380    $    1        $6,354        $ 449         $(253)        $ 6,551

Net income                                     --        --            --          154            --             154

Net change in unrealized (loss)
 on securities available-for-sale,
 net of taxes                                  --        --            --           --           295             295

Cash dividend of $.10 per
 share                                         --        --            --          (63)           --             (63)
                                          -------    ------        ------        -----         -----         -------

BALANCE, DECEMBER 31, 1995                635,380         1         6,354          540            42           6,937

Net income                                     --        --            --          325            --             325

Change in unrealized gain (loss)
 on securities available-for-sale,
 net of deferred taxes                         --        --            --           --           (66)            (66)

Cash dividend of $.10 per
 share                                         --        --            --          (64)           --             (64)
                                          -------    ------        ------        -----         -----         -------

BALANCE, DECEMBER 31, 1996                635,380         1         6,354          801           (24)          7,132

Net income                                     --        --            --          234            --             234

Change in unrealized gain (loss)
 on securities available-for-sale,
 net of deferred taxes                         --        --            --           --            39              39

Cash dividend of $.20 per
 share                                         --        --            --         (127)           --            (127)
                                          -------    ------        ------        -----         -----         -------

BALANCE, DECEMBER 31, 1997                635,380    $    1        $6,354        $ 908         $  15         $ 7,278
                                          =======    ======        ======        =====         =====         =======



See notes to financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         1997          1996          1995
                                                                       -------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                        $   234       $   325       $   154
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                      86           151           119
         Provision for loan losses                                          16            56           240
         Net realized loss on available-for-sale securities                 --            --            30
         Deferred income tax                                                83            60            73
         Adjustment to foreclosed real estate                               --            48            36
         Other gains and losses, net                                        (4)            2             7
         Net decrease (increase) in accrued interest receivable             28           (16)           52
         Net decrease (increase) in other assets                           (62)           26           106
         Net increase in other liabilities                                 115            46            32
                                                                       -------       -------       -------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                    496           698           849
                                                                       -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in interest-bearing deposits with banks                   --            98           492
     Net (increase) decrease in federal funds sold                      (2,330)        4,530        (5,010)
     Net (increase) decrease in loans, net                               1,058          (446)        3,632
     Purchases of available-for-sale securities                         (6,166)       (5,360)       (4,122)
     Proceeds from sales of available-for-sale securities                2,096           248         1,510
     Proceeds from maturities of available-for-sale securities           2,957         3,382         2,625
     Proceeds from sale of foreclosed real estate                          284            67            --
     Net purchases of premises and equipment                               (92)          (40)          (30)
                                                                       -------       -------       -------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (2,193)        2,479          (903)
                                                                       -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                 2,282        (4,665)        1,603
     Dividends paid                                                       (127)          (64)          (63)
                                                                       -------       -------       -------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        2,155        (4,729)        1,540
                                                                       -------       -------       -------

              NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS           458        (1,552)        1,486

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                             1,088         2,640         1,154
                                                                       -------       -------       -------

CASH AND DUE FROM BANKS AT END OF YEAR                                 $ 1,546       $ 1,088       $ 2,640
                                                                       =======       =======       =======


See notes to financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Georgia-Carolina Bancshares, Inc. (the "Company") is a one-bank holding company. Substantially all of its business is conducted by its wholly-owned subsidiary McDuffie Bank & Trust (the "Bank"), Thomson, Georgia. Most of the Bank's loans and loan commitments have been granted to customers in the Thomson, Georgia and McDuffie County area. Many of the Bank's loan customers are also depositors of the Bank.

The Bank is subject to the regulations of Federal and state banking agencies and is periodically examined by them.

During 1997, the Board of Directors of the Bank formed a holding company to acquire 100% of the outstanding shares of the Bank's stock. The transaction has been accounted for in a manner substantially similar to a pooling of interests. Accordingly, all periods presented in the consolidated financial statements have been restated to give effect to the transaction as if it occurred at the beginning of the earliest period presented.

The Company is in the process of filing with the Securities and Exchange Commission (SEC) for the registration and sale of not less than 518,519 and not more than 740,741 shares of the Company's common stock. When registered, the shares will be offered on a best-efforts basis. At December 31, 1997, the Company was awaiting SEC acceptance of the registration.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its subsidiary Bank. Significant intercompany transactions and accounts are eliminated in consolidation. The accounting and reporting policies of the Bank conform to generally accepted accounting principles and general practices within the banking industry.

ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND DUE FROM BANKS - For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). The Bank maintains due-from accounts with banks primarily located in Georgia. Balances generally exceed insured amounts.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT SECURITIES - The Bank's investments in securities are classified and accounted for as follows:

         Securities available-for-sale - Securities classified as available-for-sale are identified when acquired as being available-for-sale to meet liquidity needs or other purposes. They are carried at fair value with unrealized gains and losses, net of taxes, reported at a net amount as a separate component of stockholders' equity.

         Securities to be held-to-maturity - Securities classified as held-to-maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

The Bank has not classified any securities as trading.

Gains and losses on sale of available-for-sale securities are determined using the specific-identification method.

LOANS AND RESERVE FOR LOAN LOSSES - Loans are stated at principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding at the respective rate of interest, except for unearned interest on discounted loans which is recognized as income over the term of the loan using a method that approximates a level yield.

Accrual of interest income is discontinued when a loan becomes 90 days past due as to principal and interest or when, in management's judgment, the interest will not be collectible in the normal course of business. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current interest income. Interest income is subsequently recognized only to the extent cash payments are received.

Effective January 1, 1995, the Bank prospectively adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for the Impairment of a loan", and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures; an amendment to SFAS No. 114". These Statements apply to all loans of the Bank that are identified for evaluation except for smaller-balance homogenous residential mortgage and consumer installment loans that are collectively evaluated by management for impairment. A loan is impaired

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Management of the Bank evaluates the borrower's ability to pay, the value of any collateral, and other factors in determining when a loan is impaired. Management does not consider a loan to be impaired during a period of delay in payment if it is expected that the Bank will collect all amounts due including interest accrued at the contractual interest rate for the period of the delay.

Interest payments on impaired loans are applied to the remaining principal balance until the balance is fully recovered. Once principal is recovered, cash payments received are recorded as recoveries to the extent of any principal previously charged-off, and then as interest income.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans, including impaired loans, are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible, based on evaluation of the collectibility of certain specific loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

FORECLOSED REAL ESTATE - Foreclosed real estate represents properties acquired through foreclosure or other proceedings. The property is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of foreclosure is charged to the allowance for loan losses. Property is evaluated regularly to ensure the carrying amount is supported by its current fair value. Foreclosed real estate is reported net of allowance for losses in the Bank's financial statements.

BANK PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation, computed by straight-line and declining balance methods over the estimated useful lives of the assets.

INCOME TAXES - Provisions for income taxes are based on amounts reported in the statements of income after exclusion of nontaxable income, such as interest on state and municipal securities, and include deferred taxes on temporary difference in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE - Earnings per share are calculated on the basis of the weighted average number of shares outstanding. During the year, the Company adopted SFAS No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The financial statements include disclosure of fair value information about the Bank's financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented are not intended to and do not represent the underlying value of the Bank.

The following methods and assumptions are used by the Bank in estimating fair values of financial instruments:

         Cash and due from banks, Federal funds sold and interest-bearing deposits in banks - Due to the short-term nature of these instruments, their estimated fair values approximates their carrying amounts.

         Available-for-sale and held-to-maturity securities - Estimated fair values are based on quoted market prices when available. Where quoted market prices are not available, quoted market prices of comparable instruments or discounted cash flow methods are used to estimate fair value.

         Loans - Fair values for loans are estimated by discounted cash flows using interest rates currently being offered by the Bank for loans with similar terms and similar credit quality.

         Deposit liabilities - Due to the short-term nature of demand and savings accounts, the estimated fair value of these instruments approximates their carrying amounts. Fair values for certificates of deposit are estimated by discounted cash flows using interest rates currently being offered by the Bank on certificates.

Commitments to extend credit and standby letters of credit are not recorded until such commitments are funded. The value of these commitments are the fees charged to enter into such agreements. These commitments do not represent a significant value to the Bank until such commitments are funded. The Bank has determined that such instruments do not have a distinguishable fair value and no fair value has been assigned to these instruments.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both Statements will be effective for the Company beginning in 1998. Statement 130 establishes standards for reporting and display of comprehensive income to be reported in a set of financial statements with the same prominence as other financial statements. Statement 131 establishes standards for the way that public businesses report information about operating segments, products and services, geographic areas and major customers in a set of financial statements. Each of these Statements is a matter of reporting and display and does not effect revenue or expense measurement. Management of the Company does not expect the adoption of these Statements to materially effect the Company's financial statements.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and fair values of securities owned as of December 31, are shown below:

                                                                      1997
                                               -----------------------------------------------------
                                                              Gross          Gross
                                               Amortized    Unrealized     Unrealized        Market
                                                 Cost         Gains          Losses           Value
                                               ---------    ----------     ----------        -------
Available-for-sale securities:
  U.S. Government and agency securities         $10,713        $40            $(27)          $10,726
  State, county and municipal securities          1,784         41              --             1,825
  Mortgage-backed securities                      1,258          2             (33)            1,227
                                                -------        ---            ----           -------

                                                $13,755        $83            $(60)          $13,778
                                                =======        ===            ====           =======

                                                                   1996
                                             -------------------------------------------------
                                                            Gross        Gross
                                             Amortized    Unrealized   Unrealized      Market
                                                Cost        Gains        Losses         Value
                                             ---------    ----------   ----------      -------
Available-for-sale securities:
  U.S. Government and agency securities       $ 7,840        $33         $ (51)        $ 7,822
  State, county and municipal securities        2,133         16            (4)          2,145
  Mortgage-backed securities                    2,668         22           (54)          2,636
                                              -------        ---         -----         -------

                                              $12,641        $71         $(109)        $12,603
                                              =======        ===         =====         =======

The amortized cost and fair value of securities as of December 31, 1997, by contractual maturity are as follows. Actual maturities may differ from contractual maturities in mortgage-backed securities

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

because the mortgages underlying the securities may be called or prepaid without penalty, therefore these securities are not included in the maturity categories in the following maturity summary.

                                                Securities
                                            Available-for-Sale
                                         ------------------------
                                         Amortized        Fair
                                           Cost           Value
                                         ---------       -------
One year or less                          $   641        $   645
After one year through five years           3,924          3,921
After five years through ten years          7,832          7,880
After ten years                               100            105
Montage-backed securities                   1,258          1,227
                                          -------        -------

                                          $13,755        $13,778
                                          =======        =======

Securities with a carrying amount of approximately $3.4 million and $6.5 million at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.

Net realized gains (losses) on sales of securities available-for-sale were:

                  1997                           $  2
                  1996                              1
                  1995                            (30)

NOTE 3 - LOANS

The composition of loans is summarized as follows:

                                         December 31
                                  -------------------------
                                    1997             1996
                                  --------         --------
Commercial and industrial         $  3,026         $  3,865
Real estate - construction           4,893            2,547
Real estate - mortgage               9,137           10,917
Consumer                             2,676            2,807
Federal funds sold, term                --              872
                                  --------         --------
                                    19,732           21,008
Unearned income                         (8)              (3)
                                  --------         --------
                                    19,724           21,005
Allowance for loan losses             (752)            (889)
                                  --------         --------

    Loans, net                    $ 18,972         $ 20,116
                                  ========         ========

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 3 - LOANS (CONTINUED)

Changes in the allowance for loan losses were as follows:

                                                  December 31
                                       ----------------------------------
                                       1997          1996           1995
                                       ----         ------         ------
Balance, beginning of year             $889         $1,155         $1,394
Provision charged to operations          16             56            240
Recoveries                               89            231            159
Loans charged off                      (242)          (553)          (638)
                                       ----         ------         ------

         Balance, end of year          $752         $  889         $1,155
                                       ====         ======         ======

Loans for which the accrual of interest had been discontinued or reduced amounted to approximately $40 thousand and $140 thousand at December 31, 1997 and 1996, respectively. There were no significant reduction in interest income associated with nonaccrual and renegotiated loans. There were no loans identified as impaired under SFAS 114 at December 31, 1997 or 1996.

At December 31, 1997, executive officers and directors, and companies in which they have a beneficial ownership, were indebted to the Bank in the aggregate amount of $563 thousand. The interest rates on these loans were substantially the same as rates prevailing at the time of the transactions, and repayment terms are customary for the type of loan involved. Following is a summary of transactions for 1997 and 1996:

                                  1997        1996
                                  ----        ----
Balance, beginning of year        $408        $573
    Advances                       225         108
         Repayments                 70         273
                                  ----        ----

Balance, end of year              $563        $408
                                  ====        ====

NOTE 4 - FORECLOSED REAL ESTATE

A summary of foreclosed real estate is as follows:

                                           December 31
                                   ----------------------------
                                   1997        1996        1995
                                   ----        ----        ----
Carrying amount of property        $336        $613        $464

Less, valuation allowance            30          97          47
                                   ----        ----        ----

                                   $306        $516        $417
                                   ====        ====        ====

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 5 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment consists of the following:

                                                  December 31
                                            -----------------------
                                              1997            1996
                                            -------         -------
Land                                        $   475         $   475
Building and improvements                     1,248           1,248
Equipment, furniture & fixtures                 825             750
                                            -------         -------
         Total cost                           2,548           2,473
Less accumulated depreciation                (1,102)         (1,033)
                                            -------         -------

         Premises and equipment, net        $ 1,446         $ 1,440
                                            =======         =======

NOTE 6 - DEPOSITS

At December 31, 1997, the scheduled maturities of time-deposit liabilities were as follows:

              1998                           $13,008
              1999                             3,344
              2000                             1,128
              2001                                60
              2002 and thereafter                122
                                             -------
                                             $17,662
                                             =======

NOTE 7 - EMPLOYEE BENEFIT PLAN

The Bank has a 401(k) salary-deferred plan covering substantially all employees. At the discretion of the Bank's Board of Directors, the Bank may match a percentage of the annual amounts deferred by employees. Matching amounts are funded by the Bank as accrued. Total deferred and matching amounts are limited to amounts that can be deducted for Federal income tax purposes. The Bank's matching contribution for the three years ended December 31, 1997, was approximately $12 thousand per year.

NOTE 8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

The primary source of funds available to the Company is the payment of dividends by the subsidiary Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Approximately $115 thousand is available to be paid as dividends at December 31, 1997, without prior regulatory approval.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (CONTINUED)

In 1995, regulatory agencies required the Bank to enter into a Memorandum of Understanding with the agencies requiring the Bank to comply with and implement certain operating procedures. In 1996, the regulatory agencies released the Bank from the Memorandum of Understanding.

The Bank is subject to various regulatory capital requirements administered by state and Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that as of December 31, 1997, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                              Required
                                                                                             To Be Well-
                                                                   Required               Capitalized Under
                                                                  For Capital             Prompt Corrective
                                           Actual              Adequacy Purposes          Action Provisions
                                    -------------------        ------------------        -------------------
                                    Amount        Ratio        Amount       Ratio        Amount        Ratio
                                    ------        -----        ------       -----        ------        -----
As of December 31, 1997:
 Total capital
   (To Risk Weighted Assets)        $7,400        31.3%        $1,890        8.0%        $2,363        10.0%
 Tier I capital
   (To Risk Weighted Assets)        $7,099        30.0%        $  945        4.0%        $1,418         6.0%
 Tier I capital
   (To Average Assets)              $7,099        18.9%        $1,503        4.0%        $1,879         5.0%

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (CONTINUED)

As of December 31, 1996, the Bank's actual regulatory capital ratios were as follows:

         Total capital (to Risk Weighted Assets)                 32.1%
         Tier I capital (to Risk Weighted Assets)                30.8%
         Tier I capital (to Average Assets)                      17.6%

During 1997 the Company adopted the 1997 Stock Option Plan (the "Plan") for eligible directors, officers and key employees of the Company and subsidiary bank. Options are granted to purchase common shares at prices not less than the fair market value of the stock at the date of grant as established by the Board of Directors. The maximum number of shares which may be reserved and made available-for-sale under the Plan is 100,000 shares.

The Plan provides for the grant of both incentive and nonqualified stock options on the Company's common stock. The Board of Directors of the Company establishes to whom options shall be granted and determines exercise prices, vesting requirements and the number of shares covered by each option.

As permitted by Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based Compensation", the Company has elected to account for the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for the Plan under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option pricing model which included the following assumptions:

              Dividend yield                          1.0%
              Volatility                             10.0%
              Risk-free rate                          7.5%

In addition, the model assumed that each option was exercised during the first year of vesting.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

              Pro forma net income                   $231
              Pro forma earnings per share           $.36

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (CONTINUED)

value estimate. In management's opinion, the model does not necessarily provide a reliable single measure of the fair value of options.

During 1997, all options granted have ten year terms to expiration and vest and become exercisable based on the following schedule of years of continued employment:

                      Years of Continued
                           Employment                         Vesting
                      ------------------                      -------
                               3                                 40%
                               4                                 60%
                               5                                 80%
                               6                                100%

A summary of the Company's stock option activity, and related formation, for the year ended December 31, 1997 follows (not in thousands):

                                                                   Exercise Price
                                                       Options        Per Share
                                                       -------     --------------
              Outstanding - beginning of year               -          $    -
              Granted                                   8,500           12.10
                                                        -----

              Outstanding - end of year                 8,500
                                                        =====

None of the options were exercisable at year end. The estimated fair value per option of the options granted during the year is $0.92.

At December 31, 1997, options to purchase 16,000 shares of the Company's common stock were outstanding from a plan originated prior to the 1997 Plan. The options are nontransferable and have exercise prices between ten and twelve dollars per share and expire during the years 2000 to 2003. No options were exercised during the three-year period ended December 31, 1997. No additional shares are available to be granted under this plan. None of the options outstanding under this plan are owned by employees or directors of the Company.

During the current year the Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure". This Statement establishes standards for disclosing information about the Company's capital structure. The adoption of this Statement did not have a material effect on the Company's financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 9 - INCOME TAXES

The total income taxes in the statements of income for the years end December 31, are as follows:

                             1997        1996       1995
                             ----        ----       ----
         Current tax         $ 58        $ 72        $--
         Deferred tax          80          60         73
                             ----        ----        ---

                             $138        $132        $73
                             ====        ====        ===

The Bank's provision for income taxes differs from the amounts computed by applying the Federal and state income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                          1997          1996          1995
                                                          ----          ----          ----
         Statutory rates                                  38.0%         38.0%         38.0%
              Tax exempt income                           (8.0)         (8.0)         (6.0)
              Nondeductible interest                       1.0           1.0           1.0
              Other, including effect of graduated
               Rate brackets                               5.0          (2.0)         (1.0)
                                                          ----          ----          ----

                                                          36.0%         29.0%         32.0%
                                                          ====          ====          ====

The primary components of deferred income taxes at December 31, are as follows:

                                                                      1997        1996
                                                                      ----        ----
         Deferred tax assets
              Allowance for loan losses                               $171        $253
              Foreclosed real estate allowance                           9          18
              Unrealized loss on securities available-for-sale          --          15
              Other                                                     10          --
                                                                      ----        ----
                  Deferred income tax assets                           190         286
                                                                      ----        ----

         Deferred tax liabilities
              Unrealized gain on securities available-for-sale           8          --
                                                                      ----        ----

                  Net deferred income tax asset                       $182        $286
                                                                      ====        ====

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 10 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Bank may enter into off-balance-sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable. The Bank uses the same credit policies for these off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements.

Following is an analysis of significant off-balance-sheet financial instruments:

                                              1997          1996
                                             ------        ------
         Commitments to extend credit        $5,407        $1,981
         Standby letters of credit               31            50
                                             ------        ------

                                             $5,438        $2,031

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

The nature of the business of the Bank is such that it ordinarily results in a certain amount of litigation. In the opinion of management, there are no present matters in which the outcome will have a material adverse effect on the financial statements.

NOTE 11 - SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

                                   1997          1996          1995
                                  ------        ------        ------
         Income taxes paid        $   68        $   29        $   --
         Interest paid            $1,131        $1,369        $1,362

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Bank's financial instruments, for those instruments for which the Bank's management believes estimated fair value does not by nature approximate the instruments' carrying amount, are as follows at December 31, 1997 and 1996 (in millions):

                                               1997                       1996
                                       -------------------       -------------------
                                       Carrying      Fair        Carrying      Fair
                                        Amount       Value        Amount       Value

         Loans                          $19.0        $18.9        $21.0        $20.9
                                        =====        =====        =====        =====

         Certificates of deposit        $17.7        $17.8        $18.4        $18.4
                                        =====        =====        =====        =====

Estimated fair value information of investment securities is presented in Note 2 of the financial statements.

NOTE 13 - OTHER EXPENSES

Other non-interest expenses are as follows:

                                               December 31,
                                      ----------------------------
                                      1997        1996        1995
                                      ----        ----        ----
         Data processing              $ 97        $104        $ 91
         FDIC assessment                 9          10          45
         Legal and accounting          157          57          89
         Printing and supplies          31          37          38
         Other                         327         294         327
                                      ----        ----        ----

                                      $621        $502        $590
                                      ====        ====        ====

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 14 - CONDENSED FINANCIAL INFORMATION ON GEORGIA-CAROLINA BANCSHARES, INC. (PARENT COMPANY ONLY)

                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

ASSETS
    Cash                                                   $    1
    Investment in subsidiary                                7,286
    Deferred tax benefit                                       10
                                                           ------

         TOTAL ASSETS                                      $7,297

LIABILITIES
    Accrued expenses and other liabilities                 $   19

STOCKHOLDERS' EQUITY                                        7,278
                                                           ======

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $7,297
                                                           ======


                          CONDENSED STATEMENT OF INCOME
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

INCOME, DIVIDENDS FROM SUBSIDIARY                                 $  35

EXPENSES
    Accounting and legal                                             48
    Other                                                             4
                                                                  -----
         (LOSS) BEFORE INCOME TAX BENEFITS AND EQUITY IN
          UNDISTRIBUTED EARNINGS OF SUBSIDIARY                      (17)

INCOME TAX BENEFITS                                                  10

         (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
          SUBSIDIARY                                                 (7)

         EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY             241
                                                                  -----

         NET INCOME                                               $ 234
                                                                  =====

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 14 - CONDENSED FINANCIAL INFORMATION ON GEORGIA-CAROLINA BANCSHARES, INC. (PARENT COMPANY ONLY) (CONTINUED)

                        CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $   234
    Adjustments to reconcile net income to net cash provided
     by operating activities
         Equity in undistributed earnings of subsidiary                (241)
         Deferred income tax                                            (10)
                                                                    -------
             Total adjustments                                         (251)
                                                                    -------

             NET CASH PROVIDED FROM OPERATING ACTIVITIES                (17)
                                                                    -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in notes payable                             18
                                                                    -------

             NET CASH PROVIDED BY FINANCING ACTIVITIES                   18
                                                                    -------

NET INCREASE IN CASH                                                      1

CASH AT BEGINNING OF YEAR                                           -------

CASH AT END OF YEAR                                                 $     1
                                                                    =======


NONCASH INVESTING AND FINANCING ACTIVITIES:
    Equity of subsidiary at formation of holding company            $ 6,990
                                                                    =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no occurrence requiring a response to this item.

                                    PART III

Certain information required by Part III of this Form 10-KSB is, pursuant to General Instruction E(3) of Form 10-KSB, incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held on April 21, 1998. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information responsive to this item is incorporated by reference from the section entitled "Election of Directors" contained in the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION.

The information responsive to this item is incorporated by reference from the section entitled "Executive Compensation" contained in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information responsive to this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information responsive to this item is incorporated by reference from the section entitled "Certain Transactions" contained in the Proxy Statement.

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

        (A)   EXHIBITS.

              The following exhibits are filed with this report:

                                 EXHIBIT INDEX


                 Exhibit
                 Number                                Description of Exhibit
                 ------                                ----------------------
                   3.1        -        Amended and Restated Articles of Incorporation of the Company
                                       (incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form SB-2 under the Securities
                                       Act of 1933, as amended, Registration No. 333-41547, previously filed with the Commision).

                   3.2        -        Amended and Restated By-Laws of the Company (incorporated herein by reference to the exhibit of the same number in the Company's
                                       Registration Staement on Form SB-2 under the Securities Act of 1933, as amended (Registration No. 333-41547).

                   4.2        -        Escrow Agreement dated January 22, 1998 between the Company and
                                       The Bankers Bank, Atlanta, Georgia (incorporated herein by reference to the exhibit of the same number in the Company's Registration
                                       Statement on Form SB-2 under the Securities Act of 1933, as amended,
                                       Registration No. 333-41547, previously filed with the Commision).
 .
                   4.1        -        Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number in the Company's Registration Statement on
                                       Form 8-A, under the Securities Exchange Act of 1934, as amended, previously filed with the Commission).

                  10.1        -        Employment Agreement dated October 6, 1997 between the Company and Patrick G. Blanchard (incorporated herein by reference to the exhibit of the same number in the Company's Quarterly Report on Form 10-
                                       QSB for the quarter ended September 30, 1997, previously filed with the
                                       Commission).

                  10.2        -        Agreement dated October 6, 1997 among Ray Brown, RDB Limited
                                       Partnership, Arthur J.  Gay, Jr., J.  Randal Hall, George H. Inman,
                                       John W. Lee, A. Montague Miller and Julian W. Osbon as the Augusta
                                       Group and Pinnacle Bancshares, Inc.  (incorporated herein by reference to the exhibit of the same number in the Company's Quarterly Report on
                                       Form 10-QSB for the quarter ended September 30, 1997, previously filed with the Commission).

                  10.2.1      -        Amendment No. 1 to Agreement dated October 6, 1997 among Ray
                                       Brown, RDB Limited Partnership, Arthur J. Gay, Jr., J. Randal Hall,
                                       George H. Inman, John W. Lee, A. Montague Miller and Julian W.
                                       Osbon as the Augusta Group and the Company, dated December 3,
                                       1997 (incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-41547, previously filed with the Commission).

                  10.3        -        Employment Agreement dated July 17, 1996, between McDuffie Bank
                                       & Trust and Heyward Horton, Jr. (incorporated herein by reference to
                                       Exhibit 10.1 in McDuffie Bank & Trust's Annual Report on Form
                                       10-KSB for the year ended December 31, 1996, previously filed with the
                                       Commission).

                  10.3.1      -        Amendment No. 1 to Employment Agreement dated July 17, 1997 between
                                       McDuffie Bank & Trust and Heyward Horton, Jr., dated March 26, 1997
                                       (incorporated herein by reference to Exhibit 10.1.1 in McDuffie
                                       Bank & Trust's Annual Report on Form 10-KSB for the year ended
                                       December 31, 1996, previously filed in the Commission).

                  10.4        -        Severance Agreement dated March 27, 1997 between the Company,
                                       McDuffie Bank & Trust and J. Harold Ward, Jr. (incorporated herein by reference to Exhibit 10.2 in McDuffie Bank & Trust's Annual Report
                                       on Form 10-KSB for the year ended December 31, 1996, previously filed with the Commission).

                  10.5        -        Severance Agreement dated July 7, 1997 between the Company,
                                       McDuffie Bank & Trust and Joseph E. Gore (incorporated herein by reference to the exhibit of the same number in the Company's
                                       Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-41547, previously filed with the
                                       Commission).

                  23.1        -        Consent of Cherry, Bekaert & Holland, L.L.P.

                  27.1        -        Financial Data Schedule


         (B)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             GEORGIA-CAROLINA BANCSHARES, INC.


                             By: /s/ Patrick G. Blanchard
                                 ----------------------------------------------
Date:  March 30, 1998            Patrick G. Blanchard
                                 President and Chief Executive Officer
                                 (principal executive officer)


                             By: /s/ J. Harold Ward, Jr.
                                 ----------------------------------------------
Date:  March 30, 1998            J. Harold Ward, Jr.
                                 Sr. Vice President and Chief Financial Officer
                                 (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



DIRECTORS                           DATE                           DIRECTORS                       DATE
/s/ Patrick G. Blanchard            March 30, 1998
----------------------------------  -----------------------        ------------------------------  --------------
Patrick G. Blanchard                                               Hugh L. Hamilton, Jr.

/s/ Philip G. Farr                  March 30, 1998
----------------------------------  -----------------------        ------------------------------  --------------
Philip G. Farr                                                     William G. Hatcher

/s/ Samuel A. Fowler                March 30, 1998                 /s/ Heyward Horton, Jr.         March 30, 1998
----------------------------------  -----------------------        ------------------------------  --------------
Samuel A. Fowler                                                   Heyward Horton, Jr.

                                                                   /s/ George O. Hughes            March 30, 1998
----------------------------------  -----------------------        ------------------------------  --------------
Arthur J. Gay, Jr.                                                 George O. Hughes

/s/ Joseph D. Greene                March 30, 1998
----------------------------------  -----------------------        ------------------------------  --------------
Joseph D. Greene                                                   George H. Inman

 /s/ J. Randall Hall                March 30, 1998                 /s/David W. Joesbury            March 30, 1998
----------------------------------  -----------------------        ------------------------------  --------------
J. Randall Hall                                                    David W. Joesbury

                                                                   /s/ Julian W. Osbon             March 30, 1998
----------------------------------  -----------------------        ------------------------------  --------------
John W. Lee                                                        Julian W. Osbon


----------------------------------  -----------------------        ------------------------------  --------------
James L. Lemley, M.D.                                              Robert N. Wilson, Jr.


                        GEORGIA-CAROLINA BANCSHARES, INC.

                                  EXHIBIT INDEX

                  Exhibit
                  Number                  Description of Exhibit
                  --------------------------------------------------------------------
                  23.1        -        Consent of Cherry, Bekaert & Holland, L.L.P.

                  27.1        -        Financial Data Schedule