Form 10QSB
period 1998-03-31
GEORGIA CAROLINA BANCSHARES INC
filed 1998-05-15
CIK 1044082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from  ____________________ to ______________

                         Commission File Number 0-22891.
                                                -------

                        GEORGIA-CAROLINA BANCSHARES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         GEORGIA                                                                58-2326075
(State or other Jurisdiction of                                 (I.R.S. Employer Identification Number)
Incorporation or Organization)


                  110 East Hill Street, Thomson, Georgia 30824
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                     Issuers Telephone Number (706) 595-1600

                                 Not Applicable
   --------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES X   NO
                                       ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

$.001 Par Value Common Stock                                635,380 shares
-----------------------------                      -----------------------------
          Class                                    Outstanding at March 31, 1998

Transitional Small Business Disclosure Format:  Yes     No X
                                                   ---    ---

                        GEORGIA-CAROLINA BANCSHARES, INC.
                                   Form 10-QSB

                                      Index

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of March 31, 1998
                    and December 31, 1997                                                                  1

                  Condensed Consolidated Statements of Income and Comprehensive

                  Income for the Three Months Ended March 31, 1998 and 1997                                2

                  Condensed Consolidated Statements of Cash Flows for the Three

                  Months Ended March 31, 1998 and 1997                                                     3

                  Notes to Condensed Consolidated Financial Statements                                     4

Item 2.           Management's Discussion and Analysis of Financial Condition

                  and Results of Operations                                                            5 - 8

PART II           OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                                                9

Item 6.           Exhibits and Reports on Form 8-K                                                        10

                  SIGNATURES                                                                              11

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                        GEORGIA-CAROLINA BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)

                                                                                            March 31,         December 31,
                                                                                              1998                1997
                                                                                            ---------         ------------
                                                                                           (unaudited)
ASSETS
Cash and due from banks                                                                      $ 3,708             $ 1,546
Federal funds sold                                                                             2,350               3,750
Interest-bearing deposits in banks                                                               100                 100
Securities available-for-sale                                                                 13,867              13,778
Loans, net of allowance for loan losses of $824                                               20,917              18,972
Bank premises and fixed assets                                                                 1,491               1,446
Accrued interest receivable                                                                      381                 381
Foreclosed real estate, net of allowance                                                         304                 306
Deferred tax benefit                                                                             188                 182
Other assets                                                                                     234                 110
                                                                                             -------             -------

              TOTAL ASSETS                                                                   $43,540             $40,571
                                                                                             =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:

     Non-interest bearing                                                                    $ 4,346             $ 3,654
     Interest-bearing:
         NOW accounts                                                                          8,128               7,187
         Savings                                                                               1,934               1,602
         Money market accounts                                                                 2,626               2,832
         Time deposits of $100,000, and over                                                   4,616               4,700
         Other time deposits                                                                  14,191              12,962
                                                                                             -------             -------
              TOTAL DEPOSITS                                                                  35,841              32,937

Accrued expenses and other liabilities                                                           422                 356
                                                                                             -------             -------

              TOTAL LIABILITIES                                                              $36,263             $33,293
                                                                                             -------             -------

STOCKHOLDERS' EQUITY:

     Common stock, par value $.001; 9,000,000 shares authorized;
         635,380 shares issued and outstanding                                               $     1             $     1
     Preferred stock, par value $.001; 1,000,000 shares authorized;
         none issued                                                                              --                  --
     Additional paid-in capital                                                                6,354               6,354
     Retained earnings                                                                           900                 908
     Unrealized loss on securities available-for-sale, net of tax                                 22                  15
                                                                                             -------             -------
              TOTAL STOCKHOLDERS' EQUITY                                                     $ 7,277               7,278
                                                                                             -------             -------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $43,540             $40,571
                                                                                             =======             =======


See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                       ----------------------
                                                                                        1998             1997
                                                                                       -----            -----
INTEREST INCOME:
     Interest and fees on loans                                                        $ 538            $ 505
     Interest on taxable securities                                                      190              169
     Interest on nontaxable securities                                                    17               26
     Interest on Federal funds sold                                                       44                8
     Interest on deposits in other banks                                                   2                3
                                                                                       -----            -----
              TOTAL INTEREST INCOME                                                    $ 791            $ 711
                                                                                       -----            -----

INTEREST EXPENSE
     Interest on time deposits of $100,000 or more                                        66               62
     Interest on other deposits                                                          261              226
     Interest on Federal funds purchased                                                  --                2
                                                                                       -----            -----
              Total interest expense                                                     327              290
                                                                                       -----            -----
              NET INTEREST INCOME                                                        464              421

PROVISION FOR LOAN LOSSES                                                                 --                7
                                                                                       -----            -----
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        464              414
                                                                                       -----            -----
NONINTEREST INCOME
     Service charges on deposits                                                          55               55
     Other income                                                                         11               13
     Net realized loss, sales of available-for-sale securities                           (10)              (4)
                                                                                       -----            -----
                                                                                          56               64
                                                                                       -----            -----
NONINTEREST EXPENSE
     Salaries and employee benefits                                                      259              185
     Occupancy expenses                                                                   46               39
     Other expenses                                                                      161              125
                                                                                       -----            -----
                                                                                         466              349
                                                                                       -----            -----

INCOME BEFORE INCOME TAXES                                                                54              129
                                                                                       -----            -----
INCOME TAX EXPENSE (BENEFIT)                                                              (1)              35
                                                                                       -----            -----
              NET INCOME                                                               $  55            $  94
                                                                                       -----            -----
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
     Unrealized gain (loss) on securities arising during current period, net
      of realized losses included in net income                                           17              (54)
                                                                                       -----            -----
COMPREHENSIVE INCOME (LOSS)                                                            $  72            $  40
                                                                                       =====            =====
NET INCOME PER SHARE OF COMMON STOCK:

     Basic                                                                             $ .09            $ .15
                                                                                       =====            =====
     Diluted                                                                           $ .08            $ .14
                                                                                       =====            =====
DIVIDENDS PER SHARE OF COMMON STOCK                                                    $ .10            $ .20
                                                                                       =====            =====

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                             ------------------
                                                                                1998       1997
                                                                             ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $    55    $    94
     Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization                                            25         19
         Provision for loan loss                                                  --         (4)
         Deferred income tax                                                      (6)       (35)
         Adjustment to foreclosed real estate                                      2         79
         Net (increase) decrease in other assets                                (124)        30
         Net increase in other liabilities                                        68         81
                                                                             -------    -------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                           20        264
                                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in federal funds sold                                        1,400         --
     Net (increase) decrease in loans, net                                    (1,945)     1,464
     Net transactions, available-for-sale securities                             (84)       219
     Net purchases of premises and equipment                                     (70)       (44)
                                                                             -------    -------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (699)     1,639
                                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                       2,904       (592)
     Dividends paid                                                              (63)      (127)
                                                                             -------    -------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              2,841       (719)
                                                                             -------    -------

NET INCREASE IN CASH AND DUE FROM BANKS                                        2,162      1,184

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                 1,546      2,608
                                                                             -------    -------

CASH AND DUE FROM BANKS AT END OF PERIOD                                     $ 3,708    $ 3,792
                                                                             =======    =======



See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First Bank of East Georgia (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of and for the three months ended March 31, 1998 and 1997 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Bank's annual report for the year ended December 31, 1997.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results for interim periods.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. During 1997 the Company adopted SFAS No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting basic and diluted earnings per share. As the Company has granted stock options to certain officers of the Company, diluted earnings per share has been presented in the Statements of Income and Comprehensive Income. See the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1997, for information on the outstanding stock options.

NOTE 3 - COMPREHENSIVE INCOME

During the first quarter of 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income in a set of financial statements. Matters of comprehensive income have been presented in the accompanying condensed consolidated statements of income and comprehensive income for 1998 and 1997.

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW

The Company's net income was $55,000 for the first quarter of 1998, a decrease of $39,000 (41.5%) compared to net income of $94,000 for the first quarter of 1997. Basic earnings per share were $0.09 for the first quarter of 1998, a decrease of $0.06 (40.0%) compared to $0.15 for the first quarter of 1997. Total assets at March 31, 1998 were $43,540,000, an increase of $2,879,000 (7.1%) from
December 31, 1997 and an increase of $6,116,000 (16.3%) from March 31, 1997.

The decline in net income resulted from increased personnel costs and benefits (40.0%) from 1997 and increased operating expenses (28.8%) from 1997. However, net income for the first quarter 1998 was increased by the recognition of a deferred tax benefit by the Bank of approximately $15,000, resulting in a net tax benefit of approximately $1,000. In addition, net income was increased for the first quarter of 1998 as the Bank's provision for loan losses for the quarter was zero.

The return on average assets was 0.52% (annualized) for the first quarter of 1998, compared to 0.99% (annualized) for the first quarter of 1997. The return on average equity for the first quarter 1998 was 3.02% (annualized) compared to 5.3% (annualized) for the first quarter of 1997.

Further discussion of significant items affecting net income are discussed in detail below.


NET INTEREST INCOME

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Higher net interest income is a result of the relationship between the interest-earning assets and interest-bearing liabilities.

Net interest income increased $43,000 (10.2%) during the first quarter of 1998 from the comparable quarter of 1997, primarily as a result of investing increased deposit liability funds in loans and investment securities. Interest-earning assets were $37,234,000 at March 31, 1998. Loans, the highest yielding component of interest-earning assets, increased $2,259,000 (12.1%) from March 31, 1997, and increased $1,945,000 (10.3%) from December 31, 1997. At
March 31, 1998, loans represented 56.2% of interest-earning assets compared to 51.8% at December 31, 1997, and 56.1% at March 31, 1997. Investments in securities increased $89,000 (1.0%) from December 31, 1997, and $1,540,000 (12.5%) from March 31, 1997. Interest-bearing deposits at March 31, 1998, were $31,495,000. This represents an increase of $2,662,000 (9.1%) from December 31, 1997, and an increase of $5,128,000 (19.4%) from March 31, 1997.


INTEREST INCOME

Interest income for the first quarter of 1998 increased $80,000 (11.3%) from the comparable quarter in 1997 primarily due to the increase in interest-earning assets previously described. Interest income on loans increased $33,000 (6.5%) and interest income on securities increased $12,000 (6.2%) compared to the first quarter of 1997.


INTEREST EXPENSE

Interest expense for the first quarter of 1998 increased $37,000 (12.8%) from the first quarter of 1997, primarily as a result of the increase in interest-bearing deposit accounts as previously discussed.

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NONINTEREST INCOME

Noninterest income for the first quarter of 1998 decreased $8,000 (12.5 %) from the comparable quarter in 1997 primarily from a realized loss on the sale of available-for-sale securities incurred in the current quarter. Service charges on deposit accounts and other income for the current 1998 quarter are comparable to the first quarter of 1997.


NONINTEREST EXPENSE

Noninterest expense for the first quarter of 1998 increased $117,000 (33.5%) from the comparable quarter of 1997. The increase was attributable to an increase in salaries and benefits of $74,000 (40.0%) and an increase in other operating expenses of $36,000 (28.8%). Occupancy expenses increased $7,000 (17.9%), primarily from increased maintenance costs and depreciation expense estimates.

INCOME TAXES

Income tax benefit for the first quarter of 1998 totaled $1,000, representing a decrease of $36,000 (102.9%) from the comparable quarter in 1997. The current tax provision for the quarter was approximately $14,000 and represented an effective current tax rate of approximately 18% of estimated taxable income. The Bank recorded a deferred tax benefit of approximately $15,000 during the first quarter of 1998 as a result of the Bank's improving loan loss experience ratio and the related loan loss provision as allowed by income tax regulations.


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

Non-performing assets were $343,000 at March 31, 1998, compared to $349,000 at December 31, 1997 and $605,000 at March 31, 1997. The composition of non-performing assets for each date is shown below.

                                   March 31,   December 31,   March 31,
                                      1998         1997         1997
                                   ---------   ------------   ---------
Non-accrual loans                  $ 39,000     $ 43,000      $153,000
OREO, net of valuation allowance    304,000      306,000       452,000
                                   --------     --------      --------

                                   $343,000     $349,000      $605,000
                                   ========     ========      ========

                GEORGIA-CAROLINA BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The ratio of non-performing assets to total loans and other real estate was 1.6% at March 31, 1998, 1.8% at December 31, 1997, and 3.2% at March 31, 1997.

Reduction of non-performing assets continues to be a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses was at an appropriate level during the current quarter and that a charge to the provision for loan losses during the quarter was not necessary. At March 31, 1998, the ratio of allowance for loan losses to total loans was 3.8%. At December 31, 1997, the ratio was 3.8% and was 4.5% at March 31, 1997. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.


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

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at March 31, 1998 was 58.4%, compared to 57.6% at December 31, 1997, and 61.4% at March 31, 1997.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 3% for the leverage ratio. At March 31, 1998, the Bank's Tier I capital was 27.5% and total risk-based capital was 28.8%, compared to 30.0% and 31.3% at year-ended December 31, 1997, respectively. At March 31, 1998, the Bank's leverage ratio was 17.1% compared to 18.9% at December 31, 1997.

                GEORGIA-CAROLINA BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking industry from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

     On February 19, 1998, the Company commenced a registered public offering (the "Offering") of a minimum of 518,519 shares and a maximum of 740,741 shares of its common stock, $.001 par value per share (the "Common Stock"), at an offering price of $13.50 per share. The 740,741 shares in the Offering have been registered under the Securities Act of 1933, as amended, pursuant to an effective Registration Statement on Form SB-2 (the "Registration Statement," registration number 333-41547). The Registration Statement was declared effective by the Securities and Exchange Commission (the "Commission") on February 19, 1998.

     The shares are currently being offered on a best-efforts, 518,519 share minimum basis by certain directors and executive officers of the Company, who are receiving no commissions for such sales. All subscription funds tendered are being deposited in an interest-bearing escrow account with The Bankers Bank, Atlanta, Georgia (the "Escrow Agent") pending completion of certain offering conditons. The Offering, unless extended, will be terminated and all subscription funds, together with any interest earned thereon, will be promptly returned if 518,519 shares have not been subscribed by May 20, 1998. The Company may, at its sole discretion, extend the Offering for three consecutive 90-day periods without notice to subscribers. As a result, if the minimum number of shares to be sold in the Offering is not attained before then, investor funds may be held in escrow until February 14, 1999.

     As of March 31, 1998, the minimum number of shares to be sold in the Offering had not been attained. Accordingly, as of such date, the Escrow Agent had not released any subsciption funds. As set forth in the table below, from the effective date of the Registration Statement to March 31, 1998, the Company had accrued expenses in connection with the Offering of approximately $144,450. All of the amounts shown in the table are estimated except for the Commission registration fee. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

          SEC registration fee................................................                       $  2,950
          Blue Sky fees and expenses..........................................                          1,500
          Printing and engraving expenses.....................................                         12,000
          Legal fees and expenses.............................................                         50,000
          Financial advisor fees..............................................                         70,000
          Accounting fees and expenses........................................                          5,000
          Advertising.........................................................                          1,000
          Miscellaneous.......................................................                          2,000
                                                                                                      -------
          Total...............................................................                       $144,450

     After deducting the Offering expenses described above, net proceeds to the Company from the minimum number of shares to be sold in the Offering are expected to be approximately $7 million. The Company will use such proceeds to expand the Bank into Augusta and Columbia County, Georgia. None of the net proceeds of the Offering will be paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit No.      Description
              -----------      -----------

                  27           Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GEORGIA-CAROLINA BANCSHARES, INC.

      May 14, 1998                     By:/s/ Patrick G. Blanchard, Sr.
----------------------------------        -----------------------------------
Date                                      Patrick G. Blanchard, Sr.
                                          President and Chief Executive Officer
                                          (principal executive officer)

      May 14, 1998                     By:/s/ J. Harold Ward, Jr.
----------------------------------        -----------------------------------
Date                                      J. Harold Ward, Jr.
                                          Senior Vice President, Chief Financial
                                             Officer
                                          (principal financial and accounting
                                             officer)