Form 10QSB
period 1998-06-30
GEORGIA CAROLINA BANCSHARES INC
filed 1998-08-14
CIK 1044082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _______________ to ____________

                         Commission File Number 0-22891.

                        GEORGIA-CAROLINA BANCSHARES, INC.
         ---------------------------------------------------------------
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

                            Pinnacle Bancshares, Inc.
   --------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
    Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               YES  X     NO
                                                  ----      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                    Outstanding at June 30, 1998
-----------------------------                     ------------------------------
Common Stock, $.001 Par Value                           635,380 shares

Transitional Small Business Disclosure Format:   Yes              No     X
                                                     -----             -----

                        GEORGIA-CAROLINA BANCSHARES, INC.
                                   Form 10-QSB

                                      Index

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet as of June 30, 1998                                  1

                  Condensed Consolidated Statements of Income and Comprehensive
                   Income for the Three Months Ended June 30, 1998 and 1997, and
                   the Six Months Ended June 30, 1998 and 1997                                              2

                  Condensed Consolidated Statements of Cash Flows for the Six
                   Months Ended June 30, 1998 and 1997                                                      4

                  Notes to Condensed Consolidated Financial Statements                                      5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                    7

PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                         11

                  SIGNATURES

                  Index to Exhibits

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        GEORGIA-CAROLINA BANCSHARES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998
                                   (UNAUDITED)
                             (dollars in thousands)

ASSETS
Cash and due from banks                                                                  $ 1,092
Federal funds sold                                                                         3,010
Interest-bearing deposits in banks                                                           199
Securities available-for-sale                                                             15,778
Loans, net of allowance for loan losses of $824                                           20,632
Bank premises and fixed assets                                                             2,038
Accrued interest receivable                                                                  483
Foreclosed real estate, net of allowance                                                     253
Deferred tax benefit                                                                         176
Other assets                                                                                 328
                                                                                         -------
              TOTAL ASSETS                                                               $43,989
                                                                                         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
     Non-interest bearing                                                                $ 4,464
     Interest-bearing:
         NOW accounts                                                                      7,265
         Savings                                                                           2,100
         Money market accounts                                                             3,025
         Time deposits of $100,000, and over                                               4,141
         Other time deposits                                                              15,222
                                                                                         -------
              TOTAL DEPOSITS                                                              36,217

Accrued expenses and other liabilities                                                       426
                                                                                         -------
              TOTAL LIABILITIES                                                          $36,643
                                                                                         -------
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.001; 1,000,000 shares authorized; none issued          $    --
     Common stock, par value $.001; 9,000,000 shares authorized;
         635,380 shares issued and outstanding                                                 1
     Additional paid-in capital                                                            6,354
     Retained earnings                                                                       943
     Unrealized gain on securities available-for-sale, net of tax                             48
                                                                                         -------

              TOTAL STOCKHOLDERS' EQUITY                                                 $ 7,346
                                                                                         -------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $43,989
                                                                                         =======

                        GEORGIA-CAROLINA BANCSHARES, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                (dollars in thousands, except per share amounts)

                                                                Three      Six      Three      Six
                                                               Months     Months    Months    Months
                                                                Ended      Ended     Ended    Ended
                                                               June 30,   June 30,  June 30,  June 30,
                                                                 1998       1998      1997      1997
                                                               --------  ---------   -------   -------
INTEREST INCOME
     Interest and fees on loans                                 $574     $ 1,113      $514     $1,019
     Interest on taxable securities                              212         403       171        343
     Interest on nontaxable securities                            13          31        23         46
     Interest on Federal funds sold                               45          88        31         39
     Interest on deposits in other banks                           2           4         2          5
                                                                ----     -------      ----     ------
              TOTAL INTEREST INCOME                              846       1,639       741      1,452
                                                                ----     -------      ----     ------

INTEREST EXPENSE
     Interest on time deposits of $100,000 or more                61         128        71        133
     Interest on other deposits                                  291         551       229        455
     Interest on Federal funds purchased                          --          --        --          2
                                                                ----     -------      ----     ------
              TOTAL INTEREST EXPENSE                             352         679       300        590
                                                                ----     -------      ----     ------
              NET INTEREST INCOME                                494         960       441        862

PROVISION FOR LOAN LOSSES                                         --          --         5         12
                                                                ----     -------      ----     ------

              NET INTEREST INCOME AFTER PROVISION FOR
               LOAN LOSSES                                       494         960       436        850
                                                                ----     -------      ----     ------
NONINTEREST INCOME
     Service charges on deposits                                  58         114        56        111
     Other income                                                  7          18         7         20
     Net realized gain (loss) available-for-sale securities        7          (4)        4         --
                                                                ----     -------      ----     ------
                                                                  72         128        67        131
                                                                ----     -------      ----     ------
NONINTEREST EXPENSE
     Salaries and employee benefits                              254         514       204        389
     Occupancy expenses                                           47          94        40         79
     Other expenses                                              193         354       137        262
                                                                ----     -------      ----     ------
                                                                 494         962       381        730
                                                                ----     -------      ----     ------
INCOME BEFORE INCOME TAXES                                        72         126       122        251

INCOME TAX EXPENSE                                                29          28        45         80
                                                                ----     -------      ----     ------
              NET INCOME                                        $ 43     $    98      $ 77     $  171
                                                                ====     =======      ====     ======

                        GEORGIA-CAROLINA BANCSHARES, INC.

                                  (UNAUDITED)

                (dollars in thousands, except per share amounts)

                                                                Three         Six         Three          Six
                                                                Months       Months       Months        Months
                                                                Ended        Ended        Ended         Ended
                                                                June 30,     June 30,     June 30,     June 30,
                                                                  1998         1998         1997         1997
                                                                --------     --------     --------     --------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
     Unrealized gain (loss) on securities arising during
      current period, net of reclassification adjustment
      for net gains and losses included in net income           $     17     $     35     $     22     $    (14)
                                                                --------     --------     --------     --------

COMPREHENSIVE INCOME                                            $     60     $    133     $     99     $    157
                                                                ========     ========     ========     ========

NET INCOME PER SHARE OF COMMON STOCK:

     Basic                                                      $    .07     $    .15     $    .12     $    .27
                                                                ========     ========     ========     ========
     Diluted                                                    $    .07     $    .15     $    .11     $    .26
                                                                ========     ========     ========     ========

DIVIDENDS PER SHARE OF COMMON STOCK                             $      -     $    .10     $      -     $    .20
                                                                ========     ========     ========     ========

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (dollars in thousands)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                               --------------------
                                                                                1998         1997
                                                                               -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                $    98      $   171
     Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                              53           39
         Provision for loan loss                                                     -           12
         Deferred income tax                                                         7           49
         Adjustment to foreclosed real estate                                       17            5
         Net (increase) decrease in accrued interest receivable                   (102)          20
         Net increase in other assets                                             (218)         (66)
         Net increase in other liabilities                                          54           22
                                                                               -------      -------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (91)         252
                                                                               -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in federal funds sold                                 740       (1,430)
     Net increase in interest-bearing deposits with banks                          (99)         (99)
     Net (increase) decrease in loans, net                                      (1,660)       1,097
     Net purchase and proceeds, available-for-sale securities                   (1,967)         713
     Net purchases of premises and equipment                                      (645)         (57)
     Proceeds from sale of foreclosed real estate                                   53          188
                                                                               -------      -------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (3,578)         412
                                                                               -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                         3,279         (386)
     Dividends paid                                                                (64)        (127)
                                                                               -------      -------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                3,215         (513)
                                                                               -------      -------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                (454)         151

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                   1,546        1,088
                                                                               -------      -------

CASH AND DUE FROM BANKS AT END OF PERIOD                                       $ 1,092      $ 1,239
                                                                               =======      =======

                        GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First Bank of Georgia, (formerly First Bank of East Georgia), (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of and for the six months ended June 30, 1998 and 1997 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1997.

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

NOTE 2 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. During 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting basic and diluted earnings per share. As the Company has granted stock options to certain officers of the Company, diluted earnings per share has been presented in the Statements of Income and Comprehensive Income. See the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1997, for information on the outstanding stock options.

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

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public companies report information about segments of their business in annual financial statements and reports issued to shareholders. The SFAS also provides for entity wide disclosures about the products and services an entity provides and major customers. The Company will adopt this Statement for the year ended December 31, 1998. The adoption of this Statement is not expected to have a material effect on the financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other post-retirement benefit plans. The Statement does not change the measurement or recognition of those plans, but required additional information on changes in benefit obligations and fair value of plan assets, and eliminates certain disclosures previously required by SFAS Nos. 87, 88 and 106. The Company will adopt this Statement for the year ended December 31, 1998. The adoption of this Statement is not expected to have a material effect on the financial statements.

In June 1998, the FASB issues SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. This Statement is effective for the Company's year beginning January 1, 2000. Management of the Company is presently determining the effects of this Statement on the Company's financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW

The Company's net income was $43,000 for the second quarter of 1998, a decrease of $34,000 (44.2%) from net income of $77,000 for the second quarter of 1997. Basic earnings per share were $0.07 for the second quarter of 1998, a decrease of $0.05 (41.7%) from $0.12 for the second quarter of 1997. Total consolidated assets at June 30, 1998 were $43,989,000, an increase of $3,418,000 (8.4%) from
December 31, 1997 total consolidated assets of $40,571,000 and an increase of $6,298,000 (16.7%) from June 30, 1997 total consolidated assets of $37,691,000.

The decline in net income for the three months ended June 30, 1998, primarily resulted from an increase in personnel costs and benefits of $50,000 (24.5%), an increase in occupancy costs of $7,000 (17.5%) and an increase in operating expenses of $56,000 (40.9%) from the quarter ended June 30, 1997. The Company's net income benefitted as net interest income rose to $494,000, an increase of $53,000 (12.0%) from the quarter ended June 30, 1997.

The Company's net income was $98,000 for the six months ending June 30, 1998, a decrease of $73,000 (42.7%) from the six months ending June 30, 1997. Basic earnings per share for the six months ending June 30, 1998 were $0.15, a decrease of $0.12 (44.4%) from $0.27 for the six months ended June 30, 1997. The decrease in net income primarily resulted from an increase in noninterest expense of $232,000 from the six months ended June 30, 1997. Net income benefitted as net interest income rose to $960,000. An increase of $98,000 (11.4%) from the six months ended June 30, 1997.

The return on average assets was 0.46% (annualized) for the six months ended June 30, 1998, compared to 0.91% (annualized) for the six months ended June 30, 1997. The return on average equity was 2.67% (annualized) for the six months ended June 30, 1998, compared to 4.78% (annualized) for the six months ended June 30, 1997.

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

Net interest income was $494,000 for the three months ended June 30, 1998, an increase of $53,000 (12.0%) from $441,000 for the three months ended June 30, 1997. The increase was primarily the result of investing increased deposit liability funds in loans and investment securities. Interest-earning assets were $39,619,000 at June 30, 1998 compared to $33,796,000 at June 30, 1997, an increase of $5,823,000 (17.2%). Loans, the highest yielding component of interest-earning assets, were $20,632,000, an increase of $1,754,000 (9.3%) from the June 30, 1997 balance of $18,878,000. At June 30, 1998, loans represented 52.0% of interest-earning assets compared to 55.9% at June 30, 1997. Investments in securities were $15,778,000 at June 30, 1998, an increase of $3,909,000 from the June 30, 1997 balance of $11,869,000. Interest-bearing deposits were $31,753,000 at June 30, 1998, an increase of $5,150,000 (19.4%) from the June
30, 1997 balance of $26,603,000.

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST INCOME

Interest income for the three months ended June 30, 1998 was $846,000, an increase of $105,000 (14.2%) from the three months ended June 30, 1997. The increase in interest income primarily resulted from the increase in interest-earning assets previously described. Interest income on loans was $574,000 for the three months ended June 30, 1998, an increase of $60,000 (11.7%) from the June 30, 1997 three month balance of $514,000. Interest income on securities was $212,000 for the three months ended June 30, 1998, an increase of $41,000 (23.9%) from the June 30, 1997 balance of $171,000.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 1998 was $352,000, an increase of $52,000 (17.3%) from $300,000 for the three months ended June 30, 1997. The increase primarily resulted from the increase in interest-bearing deposit accounts as previously discussed.

NONINTEREST INCOME

Noninterest income was $72,000 for the three months ended June 30, 1998, an increase of $5,000 (7.4%) from the three months ended June 30, 1997. The increase was attributable to an increase in service charges on deposit accounts of $2,000 (3.6%) and a $3,000 (75.0%) increase in gains on sales of securities.

NONINTEREST EXPENSE

Noninterest expense was $494,000 for the three months ended June 30, 1998, an increase of $113,000 from the three months ended June 30, 1997. Salary and employee benefit costs increased $50,000 (24.5%) as a result of the addition of a new senior-lending officer subsequent to June 30, 1997. In addition, subsequent to June 30, 1997, the Company obtained a new executive officer to develop and manage the Company's strategic expansion to the Augusta-Georgia market area. Occupancy expenses increased $7,000 (17.5%) as a result of acquisitions of new equipment and as a result of leasing office space in Augusta-Georgia for the new executive officer. Other operating expenses increased $56,000 (40.9%) as a result of increased directors fees due to expansion of the Company's Board of Directors, a valuation adjustment to other real estate owned and marketing and promotion costs related to the Company's strategic growth plans to the Augusta, Georgia market.

INCOME TAXES

Income tax expense for the second quarter of 1998 totaled $29,000, representing a decrease of $16,000 (35.6%) from the comparable quarter in 1997. The decrease is attributable to a decrease in income before income tax resulting from the factors previously described.

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

Non-performing assets were $281,000 at June 30, 1998, compared to $349,000 at December 31, 1997 and $473,000 at June 30, 1997. The composition of non-performing assets for each date is shown below.

                                      June 30,   December 31,    June 30,
                                       1998          1997          1997
                                     --------    ------------    --------
Non-accrual loans                    $ 28,000    $     43,000    $ 22,000
OREO, net of valuation allowance      253,000         306,000     451,000
                                     --------    ------------    --------

                                     $281,000    $    349,000    $473,000
                                     ========    ============    ========

The ratio of non-performing assets to total loans and other real estate was 1.4% at June 30, 1998, 1.8% at December 31, 1997, and 2.4% at June 30, 1997.

Reduction of non-performing assets continues to be a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses was at an appropriate level during the current quarter and that a charge to the provision for loan losses during the quarter was not necessary. At June 30, 1998, the ratio of allowance for loan losses to total loans was 3.8%. At December 31, 1997 the ratio was 3.8% and was 4.2% at June 30, 1997. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at June 30, 1998 was 56.9%, compared to 57.6% at December 31, 1997, and 62.4% at June 30, 1997.

                GEORGIA-CAROLINA BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 3% for the leverage ratio. At June 30, 1998, the Bank's Tier I capital was 27.1% and total risk-based capital was 28.4%, compared to 30.0% and 31.3% at year-ended December 31, 1997, respectively. At June 30, 1998, the Bank's leverage ratio was 16.8% compared to 18.9% at December 31, 1997.

YEAR 2000

     A critical issue affecting companies that rely extensively on electronic data processing systems, such as the Company, is the Year 2000 issue. The Year 2000 issue has arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00." This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     The Bank primarily uses a third-party vendor for processing its primary banking applications. During 1997, the Company formed an internal task force, chaired by the Executive Vice President, to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and ensure that the Company takes any necessary measures. The Company believes that its systems, those of the Bank and its data processing vendor are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. As of June 30, 1998, the Company had spent approximately $15,000 to upgrade its software and hardware systems to help ensure that its systems would be Year 2000 compliant. Further, the Company has issued a certification request to its data processing vendor seeking assurance that its systems will be Year 2000 compliant. The vendor has responded that its systems are Year 2000 compliant now or will be well in advance of the Year 2000. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

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

     The shares are currently being offered on a best-efforts, 518,519 share minimum basis by certain directors and executive officers of the Company, who are receiving no commissions for such sales. All subscription funds tendered are being deposited in an interest-bearing escrow account with The Bankers Bank, Atlanta, Georgia (the "Escrow Agent") pending completion of certain offering conditions. The Offering, unless extended, will be terminated and all subscription funds, together with any interest earned thereon, will be promptly returned if 518,519 shares have not been subscribed by May 20, 1998. The Company may, at its sole discretion, extend the Offering for three consecutive 90-day periods without notice to subscribers. As a result, if the minimum number of shares to be sold in the Offering is not attained before then, investor funds may be held in escrow until February 14, 1999.

     As of June 30, 1998, the minimum number of shares to be sold in the Offering had not been attained. Accordingly, as of such date, the Escrow Agent had not released any subscription funds. As set forth in the table below, from the effective date of the Registration Statement to June 30, 1998, the Company had accrued expenses in connection with the Offering of approximately $200,000. As of June 30, 1998, legal fees and expenses totaled $95,000, and accounting fees and expenses totaled $15,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1998 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on April 21, 1998. At the Annual Meeting, the following persons were elected as directors to serve as Class I directors, for a term of three years and until their successors are elected and qualified: Phillip G. Farr, Samuel A. Fowler, Jr., Arthur J. Gay, Jr., Joseph D. Greene, Hugh L. Hamilton, Jr., and William G. Hatcher.

     The number of votes cast for and against the election of each nominee for director was as follows:

                                               Votes                            Votes
                                                FOR                            AGAINST
                                              -------                          -------
Phillip G. Farr                               451,393                             0
Samuel A. Fowler, Jr.                         451,393                             0
Arthur J. Gay, Jr.                            451,393                             0
Joseph D. Greene                              451,393                             0
Hugh L. Hamilton, Jr.                         451,393                             0
William G. Hatcher                            451,393                             0

     At the Annual Meeting, the following persons were elected as directors to serve as Class II directors, for a term of one year and until their successors are elected and qualified: J. Randal Hall, George H. Inman and Julian W. Osbon.

                                               Votes                            Votes
                                                FOR                            AGAINST
                                              -------                          -------
J. Randal Hall                                451,393                             0
George H Inman                                451,393                             0
Julian W. Osbon                               451,393                             0

     At the Annual Meeting, the following persons were elected as directors to serve as Class III directors, to succeed themselves for a term of two years and until their successors are elected and qualified: Patrick G. Blanchard and John
W. Lee

                                               Votes                            Votes
                                                FOR                            AGAINST
                                              -------                          -------
Patrick G. Blanchard                          451,393                             0
John W. Lee                                   451,393                             0


No other matters were presented or voted for at the Annual Meeting.

     The following persons did not stand for reelection to the Board at the 1998 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Heyward Horton, Jr., George O. Hughes, David W. Joesbury, Sr., James L. Lemley, and Robert N. Wilson.

ITEM 5. OTHER INFORMATION

SHAREHOLDER PROPOSALS

     The proxy statement solicited by management of the Company with respect to the 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on any proposals of shareholders of the Company intended to be presented for consideration at such Annual Meeting that are submitted to the Company after February 21, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibit No.     Description
               -----------     -----------
                  27           Financial Data Schedule (for SEC use only)


          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GEORGIA-CAROLINA BANCSHARES, INC.

August 13, 1998         By:   /s/ Patrick G. Blanchard, Sr.
--------------------       ------------------------------------------------
Date                       Patrick G. Blanchard, Sr.
                           President and Chief Executive Officer
                           (principal executive officer)

August 13, 1998         By:   /s/ J. Harold Ward, Jr.
--------------------       ------------------------------------------------
Date                       J. Harold Ward, Jr.
                           Senior Vice President, Chief Financial Officer
                           (principal financial and accounting officer)