Form 10QSB
period 1998-09-30
GEORGIA CAROLINA BANCSHARES INC
filed 1998-11-16
CIK 1044082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

| | Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from              to
                                       -------------  ---------------

                         Commission File Number 0-22891.
                                                --------

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

                     Issuers Telephone Number (706) 595-1600
                                             ---------------


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
                                  YES  X    NO
                                      ---      ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                               Outstanding at September 30, 1998
-----------------------------                  ---------------------------------
Common Stock, $.001 Par Value                           635,380 shares

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

                        GEORGIA-CAROLINA BANCSHARES, INC.
                                   Form 10-QSB

                                      Index

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheet as of September 30, 1998                   1

             Condensed Consolidated Statements of Income and Comprehensive
              Income for the Three Months Ended September 30, 1998 and 1997,
              and the Nine Months Ended September 30, 1998 and 1997                          2

             Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 1998 and 1997                                       4

             Notes to Condensed Consolidated Financial Statements                            5

Item 2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                          7

PART II      OTHER INFORMATION

Item 2.      Use of Proceeds from Sales of Registered Securities                            12

Item 6.      Exhibits and Reports on Form 8-K                                               13

             SIGNATURES

             Index to Exhibits

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                        GEORGIA-CAROLINA BANCSHARES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)
                             (dollars in thousands)

ASSETS

Cash and due from banks                                                              $ 1,371
Federal funds sold                                                                     3,000
Interest-bearing deposits in banks                                                        99
Securities available-for-sale                                                         14,755
Loans, net of allowance for loan losses of $860                                       20,982
Bank premises and fixed assets                                                         2,448
Accrued interest receivable                                                              435
Foreclosed real estate, net of allowance                                                 253
Deferred tax benefit                                                                     138
Other assets                                                                             317
                                                                                     -------

              TOTAL ASSETS                                                           $43,798
                                                                                     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
     Non-interest bearing                                                            $ 3,561
     Interest-bearing:
         NOW accounts                                                                  7,561
         Savings                                                                       2,109
         Money market accounts                                                         2,870
         Time deposits of $100,000, and over                                           3,953
         Other time deposits                                                          15,769
                                                                                     -------
              TOTAL DEPOSITS                                                          35,823

Accrued expenses and other liabilities                                                   497
                                                                                     -------

              TOTAL LIABILITIES                                                      $36,320
                                                                                     -------

SHAREHOLDERS' EQUITY:
     Preferred stock, par value $.001; 1,000,000 shares authorized; none issued      $    --
     Common stock, par value $.001; 9,000,000 shares authorized;
         635,380 shares issued and outstanding                                             1
     Additional paid-in capital                                                        6,354
     Retained earnings                                                                   987
     Unrealized gain on securities available-for-sale, net of tax                        136
                                                                                     -------
              TOTAL SHAREHOLDERS' EQUITY                                             $ 7,478
                                                                                     -------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $43,798
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

                        GEORGIA-CAROLINA BANCSHARES, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                 Three         Nine           Three           Nine
                                                 Months       Months          Months          Months
                                                 Ended         Ended          Ended           Ended
                                             September 30,  September 30,  September 30,  September 30,
                                                 1998           1998           1997            1997
                                             -------------  -------------  -------------  -------------
     INTEREST INCOME
     Interest and fees on loans                 $  557         $1,670         $  494          $1,513
     Interest on taxable securities                225            628            161             504
     Interest on nontaxable securities              11             42             21              67
     Interest on Federal funds sold                 37            125             57              96
     Interest on deposits in other banks             3              7              4               9
                                                ------         ------         ------          ------
              TOTAL INTEREST INCOME                833          2,472            737           2,189
                                                ------         ------         ------          ------

INTEREST EXPENSE
     Interest on time deposits of $100,000
     or more                                        61            189             73             206
     Interest on other deposits                    299            850            234             689
     Interest on Federal funds purchased            --             --             --               2
                                                ------         ------         ------          ------
              TOTAL INTEREST EXPENSE               360          1,039            307             897
                                                ------         ------         ------          ------

              NET INTEREST INCOME                  473          1,433            430           1,292

PROVISION FOR LOAN LOSSES                           --             --              3              15
                                                ------         ------         ------          ------

              NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES           473          1,433            427           1,277
                                                ------         ------         ------          ------

NONINTEREST INCOME
     Service charges on deposits                    74            188             51             162
     Other income                                   10             28             13              33
     Net realized gain on sales of assets            5              1              2               2
                                                ------         ------         ------          ------
                                                    89            217             66             197
                                                ------         ------         ------          ------
NONINTEREST EXPENSE
     Salaries and employee benefits                251            765            213             602
     Occupancy expenses                             54            148             42             121
     Other expenses                                186            540            191             453
                                                ------         ------         ------          ------
                                                   491          1,453            446           1,176
                                                ------         ------         ------          ------

INCOME BEFORE INCOME TAXES                          71            197             47             298

INCOME TAX EXPENSE                                  27             55             13              93
                                                ------         ------         ------          ------

              NET INCOME                        $   44         $  142         $   34          $  205
                                                ======         ======         ======          ======

                        GEORGIA-CAROLINA BANCSHARES, INC.

                       CONDENSED CONSOLIDATED STATEMENTS
                                       OF
                  INCOME AND COMPREHENSIVE INCOME - CONTINUED
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                 Three            Nine            Three           Nine
                                                 Months           Months          Months          Months
                                                 Ended            Ended           Ended           Ended
                                              September 30,    September 30,   September 30,   September 30,
                                                  1998             1998            1997            1997
                                              -------------   ----------------  -----------   -------------

OTHER COMPREHENSIVE INCOME, NET
 OF TAX
     Unrealized gain on securities
     arising during current period, net
     of reclassification adjustment for
     net gains and losses included in
     net income                                 $   90              $ 121           $    1        $    15
                                                ------              -----           ------        -------

COMPREHENSIVE INCOME                            $  134              $ 263           $   35        $   220
                                                ======              =====           ======        =======


NET INCOME PER SHARE OF COMMON STOCK:
     Basic                                      $  .07              $ .22           $  .05        $   .33
                                                ======              =====           ======        =======
     Diluted                                    $  .07              $ .21           $  .05        $   .31
                                                ======              =====           ======        =======

DIVIDENDS PER SHARE OF COMMON STOCK             $   --              $ .10           $   --        $   .20
                                                ======              =====           ======        =======



See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                            -----------------
                                                                            1998         1997
                                                                            ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                           $   142       $   205
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                         78            62
         Provision for loan loss                                               --            15
         Deferred income tax                                                   44            32
         Adjustment to foreclosed real estate                                  --             5
         Net (increase) decrease in accrued interest receivable               (54)          101
         Net increase in other assets                                        (207)          (52)
         Net increase in other liabilities                                    143            95
                                                                          -------       -------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                       146           463
                                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in federal funds sold                            750        (3,660)
     Net (increase) decrease in interest-bearing deposits with banks            1           (99)
     Net (increase) decrease in loans, net                                 (2,010)        2,085
     Net purchase and proceeds, available-for-sale securities                (857)        1,359
     Net purchases of premises and equipment                               (1,080)          (61)
     Proceeds from sale of foreclosed real estate                              53           188
                                                                          -------       -------
              NET CASH USED IN INVESTING ACTIVITIES                        (3,143)         (188)
                                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                    2,886          (104)
     Dividends paid                                                           (64)         (127)
                                                                          -------       -------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           2,822          (231)
                                                                          -------       -------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                           (175)           44

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                              1,546         1,088
                                                                          -------       -------

CASH AND DUE FROM BANKS AT END OF PERIOD                                  $ 1,371       $ 1,132
                                                                          =======       =======

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First Bank of Georgia, (formerly First Bank of East Georgia), (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Bank's annual report for the year ended December 31, 1997.

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

                        GEORGIA-CAROLINA BANCSHARES, INC.

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other post-retirement benefit plans. The Statement does not change the measurement or recognition of those plans, but provides for additional information on changes in benefit obligations and fair value of plan assets, and eliminates certain disclosures previously required by SFAS Nos. 87, 88 and 106. The Company will adopt this Statement for the year ended December 31, 1998. The adoption of this Statement is not expected to have a material effect on the financial statements.

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

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW
The Company's net income was $44,000 for the third quarter of 1998, an increase of $10,000 (29.4%) from net income of $34,000 for the third quarter of 1997. Basic earnings per share were $0.07 for the third quarter of 1998, an increase of $0.02 (40.0%) from $0.05 for the third quarter of 1997. Total consolidated assets at September 30, 1998 were $43,798,000, an increase of $3,227,000 (8.0%)
from December 31, 1997 total consolidated assets of $40,571,000 and an increase of $5,721,000 (15.0%) from September 30, 1997 total consolidated assets of $38,077,000.

The increase in net income for the three months ended September 30, 1998, primarily resulted from an increase in interest income of $96,000, a decrease in the provision for loan losses of $3,000 and an increase in noninterest income of $23,000 from the three months ended September 30, 1997. These were partially offset by an increase in interest expense of $53,000, an increase in noninterest expense of $45,000 and an increase in income tax expense of $14,000 from the three months ended September 30, 1997.

The Company's net income was $142,000 for the nine months ending September 30, 1998, a decrease of $63,000 (30.7%) from net income of $205,000 for the nine months ending September 30, 1997. Basic earnings per share for the nine months ending September 30, 1998 were $0.22, a decrease of $0.11 (33.3%) from $0.33 for the nine months ending September 30, 1997. While interest income for the nine months ending September 30, 1998 increased $283,000 over the nine months ending September 30, 1997, and net interest income increased $141,000, noninterest expense increased $277,000, resulting in the decline in net income from 1997.

The return on average assets was 0.86% (annualized) for the nine months ended September 30, 1998, compared to 0.72% (annualized) for the nine months ended September 30, 1997. The return on average equity was 2.53% (annualized) for the nine months ended September 30, 1998, compared to 3.80% (annualized) for the nine months ended September 30, 1997.

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

Net interest income was $473,000 for the three months ended September 30, 1998, an increase of $43,000 (10.0%) from $430,000 for the three months ended September 30, 1997. The increase was primarily the result of investing increased deposit liability funds in loans and investment securities. Interest-earning assets were $38,836,000 at September 30, 1998 compared to $34,383,000 at September 30, 1997, an increase of $4,451,000 (12.9%). Loans, the highest yielding component of interest-earning assets, were $20,982,000, an increase of $3,095,000 (17.3%) from the September 30, 1997 balance of $17,887,000. At
September 30, 1998, loans represented 54.0% of interest-earning assets compared to 52.0% at September 30, 1997. Investments in securities were $14,755,000 at September 30, 1998, an increase of $3,536,000 from the September 30, 1997 balance of $11,219,000. Interest-bearing deposits were $32,262,000 at September 30, 1998, an increase of $5,497,000 (20.5%) from the September 30, 1997 balance of $26,765,000.

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INTEREST INCOME
Interest income for the three months ended September 30, 1998 was $833,000, an increase of $96,000 (13.0%) from the three months ended September 30, 1997. The increase in interest income primarily resulted from the increase in interest-earning assets previously described. Interest income on loans was $557,000 for the three months ended September 30, 1998, an increase of $63,000 (12.8%) from the September 30, 1997 three month earnings of $494,000. Interest income on securities was $225,000 for the three months ended September 30, 1998, an increase of $64,000 (39.8%) from the September 30, 1997 amount of $161,000.

INTEREST EXPENSE
Interest expense for the three months ended September 30, 1998 was $360,000, an increase of $53,000 (17.3%) from $307,000 for the three months ended September 30, 1997. The increase primarily resulted from the increase in interest-bearing deposit accounts as previously discussed.

NONINTEREST INCOME
Noninterest income was $89,000 for the three months ended September 30, 1998, an increase of $23,000 (34.8%) from the three months ended September 30, 1997. The increase was primarily attributable to an increase in service charges received on deposit accounts.

NONINTEREST EXPENSE
Noninterest expense was $491,000 for the three months ended September 30, 1998, an increase of $45,000 from the three months ended September 30, 1997. Salary and employee benefit costs increased $38,000 (17.8%) primarily as a result of the Company obtaining an additional executive officer to develop and manage the Company's strategic expansion to the Augusta, Georgia market area. This executive officer was retained by the Company subsequent to September 30, 1997. Occupancy expenses increased $12,000 (28.6%) as a result of acquisitions of new equipment and as a result of leasing office space in Augusta, Georgia for the new executive officer.

INCOME TAXES
Income tax expense for the third quarter of 1998 totaled $27,000, representing an increase of $14,000 from the comparable quarter in 1997. The increase is attributable to an increase in income before income taxes of $24,000 over the three months ended September 30, 1997.


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

                GEORGIA-CAROLINA BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-performing assets were $254,000 at September 30, 1998, compared to $349,000 at December 31, 1997 and $502,000 at September 30, 1997. The composition of non-performing assets for each date is shown below.

                                     September 30,  December 31,   September 30,
                                         1998          1997            1997
                                     -------------  ------------   -------------

Non-accrual loans                      $  1,000       $ 43,000       $ 50,000
OREO, net of valuation allowance        253,000        306,000        452,000
                                       --------       --------       --------

                                       $254,000       $349,000       $502,000
                                       ========       ========       ========

The ratio of non-performing assets to total loans and other real estate was 1.2% at September 30, 1998, 1.8% at December 31, 1997, and 2.7% at September 30, 1997.

Reduction of non-performing assets continues to be a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses was at an appropriate level during the current quarter and that a charge to the provision for loan losses during the quarter was not necessary. At September 30, 1998, the ratio of allowance for loan losses to total loans was 4.1%. At December 31, 1997 the ratio was 3.8% and was 4.7% at September 30, 1997. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at September 30, 1998 was 45.6%, compared to 57.6% at December 31, 1997, and 56.0% at September 30, 1997.

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

risk-based capital and 3% for the leverage ratio. At September 30, 1998, the Bank's Tier I capital was 27.1% and total risk-based capital was 28.4%, compared to 30.0% and 31.3% at year-ended December 31, 1997, respectively. At September 30, 1998, the Bank's leverage ratio was 16.7% compared to 18.9% at December 31, 1997.

Since February 1998, the Company has been engaged in the offering of securities and has incurred approximately $300,000 of costs in the preparation of the offering. Subsequent to September 30, 1998, the Company determined not to proceed with the offering and expects to charge substantially all of these costs to earnings in the fourth quarter of 1998. Management of the Company expects to fund the charge through a dividend from the Bank as may be permitted by the Georgia Department of Banking and Finance or through a line of credit at the Company level. In consideration of the Bank's strong capital position management of the Bank does not believe that the payment of a dividend to the Bank to fund the charge will have a material effect on the Bank's liquidity position or capital position. See Part II, Item 2.

YEAR 2000
A critical issue affecting companies that rely extensively on electronic data processing systems, such as the Company, is the Year 2000 issue. The Year 2000 issue has arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00". This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Bank primarily uses a third-party vendor for processing its primary banking applications. During 1997, the Company formed an internal task force, chaired by the Executive Vice President, to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and ensure that the Company takes any necessary measures. The Company believes that its systems, those of the Bank and its data processing vendor are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. As of September 30, 1998, the Company had spent approximately $45,000 to upgrade its software and hardware systems to help ensure that its systems would be Year 2000 compliant. Further, the Company has issued a certification request to its data processing vendor seeking assurance that its systems will be Year 2000 compliant. The vendor has responded that its systems are Year 2000 compliant now or will be well in advance of the Year 2000. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

The Bank also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified to assess the inherent risks. Deposit customers have received statement stuffers and informational material in this regard. The Bank plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

The Bank's contingency plans relative to Year 2000 issues have not been finalized. Management will develop and modify a "worst case scenario" contingency plan which will, among other things, anticipate that the Bank's deposit customers will have increased demands for cash in the latter part of 1999.

                GEORGIA-CAROLINA BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

                                     PART II
                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES
On February 19, 1998, the Company commenced a "best efforts" public offering (the "Best Efforts Offering") of a minimum of 518,519 shares and a maximum of 740,741 shares of its common stock, $.001 par value per share (the "Common Stock"), at an offering price of $13.50 per share. The 740,741 shares in the Best Efforts Offering were registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a Registration Statement on Form SB-2 (File No. 333-41547), which was declared effective by the Securities and Exchange Commission (the "Commission") on February 19, 1998. The shares in the Best Efforts Offering were offered by certain directors and executive officers of the Company who received no commissions for such sales. All subscription funds tendered in the Best Efforts Offering were deposited in an interest-bearing escrow account with The Bankers Bank, Atlanta, Georgia (the "Escrow Agent") pending completion of certain conditions to closing the Best Efforts Offering.

As of August 18, 1998, the Best Efforts Offering had resulted in the receipt of subscriptions for 310,000 shares of Common Stock, at $13.50 per share, from approximately 265 subscribers (the "Initial Subscribers"). Although, by its terms, the Best Efforts Offering could have been extended without modification through February 14, 1999, the Company determined to restructure the plan of distribution prior to that date after Interstate/Johnson Lane Corporation ("IJL"), a firm with extensive experience in raising equity for community banks and their holding companies, advised the Company that it would underwrite the sale of up to 740,000 shares of the Common Stock on a firm commitment basis (the "Firm Commitment Offering"). Accordingly, on August 28, 1998, pursuant to Rule 429 of the Securities Act, the Company filed a second Registration Statement on Form SB-2 (File No. 333-62493), which included a Prospectus that was amended from the Prospectus contained in the Company's Registration Statement relating to the Best Efforts Offering. The amended Prospectus provided (i) updated financial information; (ii) disclosed the involvement of IJL on a firm commitment basis for up to 740,000 shares of the Common Stock at the same price per share ($13.50) as offered in the Best Efforts Offering; and (iii) disclosed that the Initial Subscribers would be given an opportunity to withdraw their previously submitted subscriptions. On October 28, 1998, after printing and distributing the amended Prospectus, IJL informed the Company that it could not complete the Firm Commitment Offering due to unfavorable market conditions. Based on such conditions and discussions with the Commission, the Company has determined not to proceed with either the Firm Commitment Offering or the Best Efforts Offering. Accordingly, all subscription funds tendered with the Escrow Agent will be returned to the Initial Subscribers with interest.

The following table sets forth all expenses incurred in connection with the Best Efforts Offering and the Firm Commitment Offering. All of the amounts shown are estimated except for the Commission's registration fees.

              Commission Registration Fee                                             $  3,390
              NASD Filing Fee                                                            1,650
              Nasdaq SmallCap Listing Fee                                               10,500
              Blue Sky Fees and Expenses                                                15,000
              Printing and Engraving Expenses                                           65,000
              Legal Fees and Expenses                                                   75,000
              Financial Advisor Fees                                                    70,000
              Accounting Fees and Expenses                                              25,000
              Miscellaneous                                                             34,460
                                                                                      --------

                   Total                                                              $300,000
                                                                                      ========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit No.      Description
              -----------      -----------
                  27           Financial Data Schedule (for SEC use only).

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        GEORGIA-CAROLINA BANCSHARES, INC.



                              By: /s/ Patrick G. Blanchard, Sr.
                                  -----------------------------
                                  Patrick G. Blanchard, Sr.
                                  President and Chief Executive Officer
                                  (principal executive officer)



November 13, 1998             By: /s/ J. Harold Ward, Jr.
-----------------                 ----------------------------------------------
Date                              J. Harold Ward, Jr.
                                  Senior Vice President, Chief Financial Officer
                                  (principal financial and accounting officer)