Form 10KSB40
period 1998-12-31
GEORGIA CAROLINA BANCSHARES INC
filed 1999-03-31
CIK 1044082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-KSB
                     --------------------------------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                           COMMISSION FILE NO. 0-22891

                        GEORGIA-CAROLINA BANCSHARES, INC.

               INCORPORATED UNDER THE LAWS OF THE STATE OF GEORGIA

                 (I.R.S. EMPLOYER IDENTIFICATION NO. 58-2326075)

                              110 EAST HILL STREET
                             THOMSON, GEORGIA 30824

                            TELEPHONE: (706) 595-1600
-------------------------------------------------------------------------------
 Securities registered under Section 12(b) of the Securities Exchange Act: None

    Securities registered under Section 12(g) of the Securities Exchange Act:
                         Common Stock, $0.001 Par Value
          ------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. X
                  ---

Revenue for the fiscal year ended December 31, 1998: $3,611,023.

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant (396,614 shares), computed using the book value of the registrant's common stock as of December 31, 1998 was $4,606,710. For purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered affiliates of the registrant at that date.

As of December 31, 1998, 635,380 shares of the registrant's common stock were outstanding.

Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders scheduled to be held May 12, 1999 are incorporated by reference in response to
Part III of this Report.

Transitional Small Business Disclosure Format (check one)
Yes     No  X
   ---     ---

                                     PART I


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


ITEM 1.       DESCRIPTION OF BUSINESS.

GENERAL

        Georgia-Carolina Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Georgia on January 31, 1997, to operate as a bank holding company under the federal Bank Holding Company Act of 1956, as amended.

        The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the "Bank"), a state-chartered commercial bank that operates two offices in Thomson, Georgia under the name First Bank-McDuffie. Subsequent to the Company's December 31, 1998 year end the Bank completed construction of and opened an additional office located in Augusta, Georgia.

        The Bank began operations in January 1989 as an independent, locally owned commercial bank conducting business in McDuffie County, Georgia. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank operates as a locally-owned bank that targets the banking needs of individuals and small to medium sized businesses by emphasizing personal service.

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

        The Company was organized in 1997 at the direction of the Board of Directors of the Bank based on a plan of reorganization developed by the Board to substantially strengthen the Bank's competitive position. On April 28, 1997, the shareholders of the Bank, at the Bank's Annual Meeting of Shareholders, duly approved and authorized the reorganization, in which the Bank would become a wholly-owned subsidiary of the Company. After final regulatory approvals, the reorganization was completed on June 6, 1997.

        In February 1997, while Bank management and the Board of Directors of the Bank were pursuing the organization of the Company, the Bank was contacted by certain businessmen located in and around Augusta, Georgia who were interested in chartering a new bank to serve the markets of Augusta and neighboring Columbia County as a subsidiary of the Company. In October 1997 the Company and the businessmen reached an agreement, subsequently approved by the Company's shareholders and subject to certain other conditions, whereby the Company has agreed to register certain shares of its common stock for sale to the public and to use the proceeds of such sale to expand the Bank, through the establishment of offices, into Augusta and Columbia County. The Company is currently conducting an "any and all" best efforts public offering of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission registering 740,741 shares of the common stock. As of March 24, 1999, the Company had sold 264,918 shares and received proceeds of approximately $3,576,393. See "Item 5. Market for Common Equity and Related Shareholder Matters."

MARKET AREA AND COMPETITION

        The primary service area (the "PSA") of the Bank is the County of McDuffie, Georgia and the community of Thomson, Georgia which is approximately 30 miles west of Augusta, Georgia. As a result of the Bank's opening of its new location in Augusta, the Bank is now serving customers in the Augusta area. The Bank encounters competition in its PSA and in surrounding areas from other commercial banks. These competitors offer a full range of banking services and compete for all types of services, especially deposits. In addition, in certain aspects of its banking business, the Bank also competes with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds, and other financial services companies which have recently started to attract customers that have traditionally been served by banks.

        The extent to which other types of financial services companies compete with commercial banks has increased significantly over the past several years as a result of federal and state legislation which has permitted these organizations to compete for customers and offer products that have historically been offered by banks. The impact of this legislation and other subsequent legislation on the financial services industry cannot be predicted.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

        The following table presents the average balance sheet of the Bank for the years ended December 31, 1998 and 1997. Also presented is the Bank's actual interest income and expense from each asset and the average yield of each interest-earning asset and the average cost of each interest-bearing liability. This table includes all major categories of interest-earning assets and interest-bearing liabilities:

                             AVERAGE BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                                             December 31,
                                             --------------------------------------------------------------------------
                                                              1998                                1997
                                             -------------------------------------    ---------------------------------
                                                            Interest       Average                Interest      Average
                                              Average       Income/         Yield     Average     Income/       Yield
                                              Balance       Expense        / Rate     Balance     Expense       / Rate
ASSETS
INTEREST-EARNING ASSETS
  Loans, net                                 $ 21,533       $  2,232       10.37%     $19,729     $2,034        10.31%
  Investment securities                        14,477            897        6.20%      12,047        758         6.29%
  Interest-bearing deposits in banks              100              7        7.00%         143         11         7.69%
  Federal funds sold                            3,370            169        5.01%       2,924        160         5.47%
                                             --------       --------       -----      -------     ------        -----
     TOTAL INTEREST-EARNING ASSETS             39,480          3,305        8.37%      34,843      2,963         8.50%

NON-INTEREST EARNING ASSETS
  Cash and due from banks                       1,770                                     984
  Premises and fixed assets                     1,976                                   1,459
  Accrued interest receivable                     412                                     342
  Other assets                                    717                                     865
  Allowance for loan losses                      (824)                                   (907)
                                             --------                                 -------
     TOTAL ASSETS                            $ 43,531                                 $37,586
                                             ========                                 =======


LIABILITIES AND SHAREHOLDERS'
EQUITY
INTEREST-BEARING DEPOSITS
  NOW accounts                               $  7,601       $    145        1.91%     $ 4,464     $  102         2.28%
  Savings accounts                              1,970             50        2.54%       1,816         45         2.48%
  Money Market Accounts                         3,034            101        3.33%       2,650         86         3.25%
  Other time accounts                          19,065          1,104        5.79%      17,876        978         5.47%
                                             --------       --------       -----      -------     ------        -----
     TOTAL INTEREST-BEARING DEPOSITS           31,670          1,400        4.42%      26,806      1,211         4.52%

OTHER INTEREST-BEARING
 LIABILITIES
  Funds purchased                                  --             --          --           32          2         6.25%
                                             --------       --------       -----      -------     ------        -----
     TOTAL INTEREST-BEARING LIABILITIES        31,670          1,400        4.42%      26,838      1,213         4.52%

NON-INTEREST-BEARING LIABILITIES
 AND SHAREHOLDERS' EQUITY
  Demand deposits                               4,046                                   3,361
  Other liabilities                               446                                     420
  Shareholders' equity                          7,369                                   6,967
                                             --------                                 -------
     TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                 $ 43,531                                 $37,586
                                             ========                                 =======

Interest rate spread                                                        3.95%                                3.98%
Net interest income                                            1,905                               1,750
Net interest margin                                                         4.83%                                5.02%
Average interest-earning assets to
     average total assets                                                  90.69%                               92.70%
Average loans to average deposits                                          60.29%                               65.40%

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



                                                  Year Ended December 31, 1998
                                                          Compared with
                                                  Year Ended December 31, 1997
                                                  (Dollar amounts in thousands)
                                                --------------------------------
                                                 Increase (Decrease)
                                                      Due to
                                                --------------------------------
                                                 Volume       Rate        Total
                                                 ------       ----        -----
Interest earned on:
  Tax-exempt securities                          $ (34)       $ (3)       $ (37)
  Taxable securities                               205         (29)         176
  Federal funds sold                                23         (14)           9
  Net loans                                        169          29          198
  Interest-bearing deposits in banks                (3)         (1)          (4)
                                                 -----        ----        -----

Total interest income                              360         (18)         342
                                                 -----        ----        -----

Interest paid on:
  NOW deposits                                      60         (17)          43
  Money market deposits                             13           4           17
  Savings deposits                                   4           1            5
  Time deposits                                     69          55          124
  Federal funds purchased                           (1)         (1)          (2)
                                                 -----        ----        -----

Total interest expense                             145          42          187
                                                 -----        ----        -----

Increase (decrease) in net interest income       $ 215        $(60)       $ 155
                                                 =====        ====        =====


                                             Year Ended December 31, 1997
                                                    Compared with
                                             Year Ended December 31, 1996
                                            (Dollar amounts in thousands)
                                           --------------------------------
                                           Increase (Decrease)
                                                  Due to
                                           --------------------------------
                                           Volume        Rate        Total
                                           ------        ----        -----
Interest earned on:
  Tax-exempt securities                    $   8        $ (15)       $  (7)
  Taxable securities                           7          (14)          (7)
  Federal funds sold                         (18)          91           73
  Net loans                                 (195)          51         (144)
  Interest-bearing deposits in banks          (1)          (4)          (5)
                                           -----        -----        -----

Total interest income                       (199)         109          (90)
                                           -----        -----        -----

Interest paid on:
  NOW deposits                                 8          (11)          (3)
  Money market deposits                       10           15           25
  Savings deposits                            (3)          --           (3)
  Time deposits                             (145)         (47)        (192)
  Federal funds purchased                      3           (2)           1
                                           -----        -----        -----

Total interest expense                      (127)         (45)        (172)
                                           -----        -----        -----

Change in net interest income              $ (72)       $ 154        $  82
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

     The following table details, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:



                                                 Year Ended December 31, 1998            Year Ended December 31, 1997
                                                 ----------------------------            ----------------------------
                                                 (Dollar amounts in thousands)           (Dollar amounts in thousands)
                                              Average Amount  Average Rate Paid       Average Amount     Average Rate Paid
                                              --------------  -----------------       --------------     -----------------
Deposit Category

Non-interest bearing demand deposits              $ 4,046                --               $ 3,361                --

NOW and money market deposits                      10,635              2.30%              $ 7,114              2.64%

Savings deposits                                    1,970              2.54%              $ 1,816              2.48%

Time deposits                                      19,065              5.79%              $17,876              5.47%

     The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 1998 were as follows:


                                                                            (In thousands)

    Three months or less                                                       $1,173
    Over three months through twelve months                                     3,029
    Over twelve months                                                             --
                                                                               ------
                                          Total                                $4,202
                                                                               ======

LOAN PORTFOLIO

        The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. The Bank concentrates its lending efforts in the areas of consumer/installment and real estate loans, particularly home mortgage lending. As of December 31, 1998, the Bank's loan portfolio consisted of 17% commercial loans, 14% consumer/installment loans and 69% real estate loans.

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

        The Bank's real estate loans are of various types and include both mortgage and construction and development lending. Mortgage lending by the Bank is generally secured by office buildings, retail establishments and other types of property. The Bank also originates residential real estate loans on single and multi-family properties. The Bank's construction and development portfolio includes real estate mortgage loans in suburban Atlanta. These loans are generated by a third party loan broker and consist primarily of construction loans to builders of new homes and commercial office buildings.

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

        The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 1998 and 1997 and the total amount of all loans for such periods:


                                                                          December 31,
                                                               -------------------------------
                                                                 1998                   1997
                                                               --------               --------
                                                                (Dollar amounts in thousands)
Type of Loan
  Commercial, financial and agricultural                       $  3,969               $  3,722
  Real estate - construction                                      5,614                  4,893
  Real estate - mortgage                                         10,084                  8,441
  Installment and consumer                                        3,212                  2,676
                                                               --------               --------

                          Subtotal                               22,879                 19,732

Less:
  Unearned income and deferred loan fees                             (4)                    (8)
  Allowance for possible loan losses                               (835)                  (752)
                                                               --------               --------

                         Total (net of allowance)              $ 22,040               $ 18,972
                                                               ========               ========


        The table below presents an analysis of maturities of certain categories of loans as of December 31, 1998:


                                                   Due in 1     Due in 1 to      Due After
Type of Loan                                     Year or Less     5 Years         5 Years           Total
------------                                     ------------  -------------    -----------        -------
                                                                   (Dollar amounts in thousands)

Commercial, financial and agricultural              $2,755      $1,214             $-              $3,969
Real estate construction                             4,905         700              9               5,614
                                                    ------      ------             --              ------

                        Total                       $7,660      $1,914             $9              $9,583
                                                    ======      ======             ==              ======


        The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 1998:

         Loans due after 1 year with predetermined interest rates  $1,923,000

         Loans due after 1 year with floating interest rates       $     --

        Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or, when in management's judgment, the interest will not be collectible in the normal course of business. At December 31, 1998, the Bank had three loans aggregating $220,000 accounted for on a nonaccrual basis, and there were two loans aggregating $1,000 that were past due 90 days or more as to principal or interest and were still accruing. At December 31, 1997, the Bank had five loans aggregating $43,000 accounted for on a nonaccrual basis, and there were no accruing loans which were past due 90 days or more.

        At December 31, 1998 and 1997, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

        An analysis of the Bank's loss experience is furnished in the following table for the periods indicated.



                                                            Summary of Loan Loss Experience
                                                            --------------------------------
                                                                       December 31,
                                                                 1998             1997
                                                            --------------  --------------
                                                            (Dollar amounts in thousands)

Allowance for loan losses, beginning of year                     $ 752            $ 889

Charge-offs:
  Commercial, financial and agricultural (primarily
   single payment)                                                  --              (91)
  Customer (primarily installment)                                 (34)            (141)
  Credit cards                                                      (3)             (10)
                                                                 -----            -----
                                                                   (37)            (242)
                                                                 -----            -----

Recoveries:
  Commercial, financial and agricultural (primarily
   single payment                                                   22                8
  Customer (primarily installment)                                  98               80
  Credit cards                                                      --                1
                                                                 -----            -----
                                                                   120               89
                                                                 -----            -----

Net charge-offs (recovery)                                         (83)             153
                                                                 -----            -----
Provision charged to operations                                     --               16
                                                                 -----            -----

Allowance for loan losses, end of year                           $ 835            $ 752
                                                                 =====            =====

Ratio of net charge-offs (recoveries) during the period
 to average loans outstanding during the period                  (0.39)%           0.80%


LOAN LOSS ALLOWANCE

        In considering the adequacy of the Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 1998, 17% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, over 97% of these commercial loans at December 31, 1998 were made on a secured basis. Management believes that the secured condition of a substantial portion of its commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

        At December 31, 1998, the loan loss allowance was allocated as follows:


                                               Allowance for Loan Losses
                                           ---------------------------------
                                                           Percent of Loans
                                                           In Each Category
                                               Amount       To Total Loans
                                           --------------  -----------------
                                             (Dollar amounts in thousands)

Commercial, financial and agricultural          $194           17.35%
Real estate - construction                        90           24.54
Real estate - mortgage                           239           44.08
Installment and consumer                         106           14.03
Unallocated                                      206             N/A
                                                ----          ------

                                 Total          $835           100.0%
                                                ====          ======

     The Bank's consumer loan portfolio is also well secured. At December 31, 1998 the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than other categories of loans.

     Real estate mortgage loans constitute 44% of outstanding loans. Approximately $4.6 million, or 46%, of this category represents residential real estate mortgages. The remaining portion of this category consists of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans.

     The Bank's Board of Directors monitors the loan portfolio quarterly to enable it to evaluate the adequacy of the allowance for loan losses. The loans are rated and the allowance established based on the assigned rating. The provision for loan losses charged to operating expenses is based on this established allowance. Factors considered by the Board in rating the loans include delinquent loans, underlying collateral value, payment history and local and general economic conditions affecting collectibility.

INVESTMENTS

     As of December 31, 1998, federal funds sold and investment securities comprised approximately 42% of the Bank's assets, with loans comprising approximately 48% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, mortgage-backed securities and obligations, other taxable securities and in certain obligations of states and municipalities. The Bank also enters into federal funds transactions with its principal correspondent banks, and primarily acts as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the periods indicated, the estimated fair market value of the Bank's investment securities available-for-sale. The Bank has classified as available-for-sale all investment securities.




                                                        December 31,
                                                 -------------------------
                                                   1998             1997
                                                 -------          -------
                                                     (Dollar amounts
                                                      in thousands)

Obligations of U.S. government agencies          $12,499          $10,477
U.S. Treasury notes                                   --              249
Mortgage-backed securities                           740            1,227
State, county and municipal securities               837            1,825
                                                 -------          -------
                                                  14,076           13,778
Federal Home Loan Bank stock                         132               --
                                                 -------          -------

         Total                                   $14,208          $13,778
                                                 =======          =======

     The following tables present the contractual maturities and weighted average yields of the Bank's investments:



                                                        Maturities of Investment Securities
                                               --------------------------------------------------------
                                                             After One         After Five
                                                Within        Through           Through         After
                                               One Year      Five Years        Ten Years      Ten Years
                                               --------      ----------        ---------      ---------
Obligation of U.S. government agencies          $  --          $3,333          $9,166          $ --
U.S. Treasury notes                                --              --              --            --
Mortgage-backed securities                         --             726              --            14
State, county and municipal securities             --             221             616            --
Federal Home Loan Bank stock                       --              --              --           132
                                                -----          ------          ------          ----
                             Total              $  --          $4,280          $9,782          $146
                                                =====          ======          ======          ====



                                                                             Weighted Average Yields
                                                                 --------------------------------------------------
                                                                            After One      After Five
                                                                  Within     Through         Through        After
                                                                 One Year   Five Years     Ten Years      Ten Years
                                                                 --------   ----------     ---------      ---------

Obligation of U.S. government agencies                               0%        6.22%          6.28%            0%
U.S. Treasury notes                                                  0            0              0             0
Mortgage-backed securities                                           0         5.60              0         10.00
State, county and municipal securities                               0            0           4.73             0
Federal Home Loan Bank stock                                         0            0              0             0
                                                                   ---         ----           ----         -----

                             Total weighted average yield            0%        6.02%          6.18%          .96%
                                                                   ===         ====           ====         =====

     With the exception of the U.S. Treasury notes and U.S. government agencies securities shown above, the Bank did not have investments with a single issuer exceeding, in the aggregate, 10% of the Bank's shareholders' equity.

RETURN ON EQUITY AND ASSETS

     The following table presents certain profitability, return and capital ratios for the Company at or as of the end of the past two fiscal years.


                                          December 31,
                                 ----------------------------
Ratio                              1998                1997
-----                            --------            --------
Return on Assets                    .11%                .58%
Return on Equity                    .65%               3.22%
Dividend Payout                  131.25%              54.27%
Equity to Assets                  16.18%              17.94%

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

DATA PROCESSING

     The Bank has entered into a data processing servicing agreement with The Intercept Group, Inc. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.

FACILITIES

     The Company's main office is located at 110 East Hill Street in Thomson, Georgia. The property consists of a two-story building with approximately 6,000 square feet of usable space on the first floor and approximately 2,800 square feet of unfinished space on the second floor designated for future expansion. The building is constructed on 3.4 acres of land owned by the Bank. In addition, the Branch Office, which is located at 1043 Washington Road, in Thomson, Georgia, is approximately two miles north of the Bank's main office. The Branch Office is approximately 2,600 square feet in size and is located on 1.25 acres of land.

     On March 15, 1999, the Bank officially opened its Daniel Village Office at 2805 Wrightsboro Road at Daniel Village in Augusta, Georgia. The branch office is approximately 3,300 square feet in size and located on approximately .90 acres of land. In addition, the Bank recently purchased property at 3820 Washington Road in the business district of Martinez, Georgia, which is located in Columbia County. This office will be referred to as the West Town Office.

EMPLOYEES

     The Bank employs 27 persons on a full-time or part-time basis, including six officers. The Bank will hire additional persons as needed on a full-time or part-time basis, including additional tellers and customer service representatives.

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

SUPERVISION AND REGULATION

     The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Georgia Department of Banking and Finance (the "Georgia Banking Department") and the Federal Deposit Insurance Corporation ("FDIC").

     The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company, or any other bank holding company located in Georgia, may acquire a bank located in any other state, and a bank holding company located outside Georgia may acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. In addition, adequately capitalized and managed bank holding companies may consolidate their multi-state bank operations into a single bank subsidiary and may branch interstate through acquisitions unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory. De novo branching by an out-of-state bank is lawful only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws.

     The State of Georgia has adopted an interstate banking statute allowing banks to branch interstate through mergers, consolidations and acquisitions. The State of Georgia has adopted an interstate banking statute authorizing bank holding companies located throughout the United States to acquire banks and bank holding companies located in Georgia under certain circumstances. Establishment of de novo bank branches in Georgia by out-of-state financial institutions is not permitted under Georgia law.

     A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies. Effective April 21, 1997, the Federal Reserve Board revised and expanded the list of permissible nonbanking activities, which includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

     In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Generally, bank holding companies must obtain approval of the Federal Reserve

Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect an activity for which Federal Reserve Board approval has been obtained.

     The Company is also regulated by the Georgia Banking Department under the Financial Institutions Code of Georgia, which requires a Georgia bank holding company to obtain the prior approval of the Georgia Commissioner of Banking before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, or before merging or consolidating with any other bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any bank unless the banks being acquired has been in existence and continuously operating as a bank for a period of five years or more prior to the date of acquisition and is either (i) a bank for purposes of the federal Bank Holding Company Act of 1956 or (ii) a federal or state savings and loan association or a savings bank or federal savings bank whose deposits are insured by the federal deposit insurance program.

     The Bank is also subject to the Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate, and the purchase of assets from an affiliate.

     Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board. The Federal Reserve Board has issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The Federal Reserve Board's requirements provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. The Federal Reserve Board has also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3% "Tier 1" capital to total weighted risk assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries.

     Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies. All but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth will maintain ratios at least 100 to 200 basis points above the stated minimums. The Federal Reserve Board requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

     The FDIC adopted a rule substantially similar to that issued by the Federal Reserve Board, establishing a minimum leverage ratio of 3% and providing that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement will nearly always contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

     The Federal Reserve Board's regulations provide that the foregoing capital requirements will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets.

     The risk-based capital guidelines of the Federal Reserve Board and the FDIC explicitly include provisions regarding a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off- balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

     The Federal Reserve Board and the FDIC recently added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or (ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, beginning no later than January 1, 1999, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), enacted on December 19, 1991, provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the institution is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

     As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

     In response to the directive issued under the Act, the FDIC adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the proposed capital thresholds:



                                             Total Risk -       Tier I Risk -         Tier I
                                            Based Capital      Based Capital         Leverage
                                               Ratio              Ratio                Ratio
                                               -----              -----                -----

Well capitalized(1)                               10%                 6%                  5%

Adequately capitalized(1)                          8%                 4%                  4%(2)

Undercapitalized(4)                               <8%                <4%                 <4%(3)

Significantly undercapitalized(4)                 <6%                <3%                 <3%

Critically undercapitalized                       --                 --                  <2%(5)
                                                                                         --

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

        As a state-chartered bank, most of the Bank's operations are regulated and examined by the Georgia Banking Department and the FDIC, including the allowance for loan losses and other contingencies, loans, investments, borrowings, deposits, mergers, issuances of securities, payments of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, consolidation or corporate reorganization, and maintenance of books and records. The Bank is required by the Georgia Banking Department to prepare reports on its financial condition and to conduct an annual external audit of its financial affairs, in compliance with minimum standards and procedures prescribed by the Georgia Banking Department. Reports of the Bank's auditors must be filed with the Georgia Banking Department within 15 days after the Bank's receipt of any such report. The Bank is also subject to the Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

        As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

        The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation. In addition, regulators may require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. The Company and the Bank are not aware of any attributes of their operating plan that would cause regulators to impose higher requirements.

ITEM 2.       DESCRIPTION OF PROPERTY.

        The Company's main office is located at 110 East Hill Street in Thomson, Georgia. The property consists of a two-story building with approximately 6,000 square feet of usable space on the first floor and approximately 2,800 square feet of unfinished space on the second floor designated for future expansion. The building is constructed on 3.4 acres of land owned by the Bank. In addition, a branch office, which is located at 1043 Washington Road, in Thomson, Georgia, is approximately two miles north of the Bank's main office. The branch office is approximately 2,600 square feet in size and is located on 1.25 acres of land owned by the Bank.

        On March 15, 1999, the Bank officially opened its Daniel Village Office at 2805 Wrightsboro Road at Daniel Village in August, Georgia. The branch office is approximately 3,300 square feet in size and located on approximately .90 acres of land. The Bank recently purchased property at 3820 Washington Road in the business district of in Martinez, Georgia, which is located in Columbia County. This office will be referred to as the West Town Office.

ITEM 3.       LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company or the Bank to be contemplated by any governmental authority; nor are there material proceedings known to the Company or the Bank, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or the Bank, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted during the fourth quarter ended December 31, 1998 to a vote of security holders of the Company.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

        A.    MARKET INFORMATION

              During the period covered by this report and to date, there has been no established public trading market for the Company's common stock.

        B.    HOLDERS OF COMMON STOCK

              As of March 24, 1999, the number of holders of record of the Company's common stock was 697.

        C.    DIVIDENDS

              Prior to being reorganized into a holding company structure in 1997, the Bank paid a cash dividend of $.10 per share on its common stock in April 1996, January 1997 and April 1997.

        Subsequent to the Bank's reorganization into a holding company structure, the Company paid a cash dividend of $.10 per share in April 1998.

              Future dividends will be determined by the Board of Directors of the Company in light of circumstances existing from time to time, including the Company's growth, financial condition and results of operations, the continued existence of the restrictions described below on the Bank's ability to pay dividends and other factors that the Board of Directors of the Company considers relevant. In addition, the Board of Directors of the Company may determine, from time to time, that it is prudent to pay special nonrecurring cash dividends in addition to or in lieu of regular cash dividends. Such special dividends will depend upon the financial performance of the Company and will take into account its capital position. No special dividend is presently contemplated.

              Because the Company's principal operations are conducted through the Bank, the Company generates cash to pay dividends primarily through dividends paid to it by the Bank. Accordingly, any dividends paid by the Company will depend on the Bank's earnings, capital requirements, financial condition and other factors condition relevant by the Company's Board of Directors. Pursuant to the Georgia code, the Bank may pay dividends only when and if the Bank is not insolvent. In addition, dividends may not be declared or paid at any time when the Bank does not have combined paid-in capital and appropriated retained earnings equal to at least 20% of the Bank's capital stock. Moreover, dividends may not be paid by the Bank without the prior approval of the Georgia Banking Department, if the dividends are in excess of specified amounts fixed by the Georgia Banking Department.

        D.    USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

              The Company is currently conducting an "any and all" best efforts public offering (the "Offering") of its Common Stock, $.001 par value per share (the "Common Stock"). The shares of the Common Stock being sold in the Offering are registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-2 (the "Registration Statement," registration number 333- 69763). The Registration Statement, which registered 740,741 shares of the Common Stock, was declared effective by the Securities and Exchange Commission on January 25,1999. The Offering commenced on January 25, 1999.

              Each share of the Common Stock is being offered at a price to the public of $13.50 per share for an aggregate offering price of approximately $10 million.

              The following table sets forth the expenses estimated to be incurred in connection with the Offering. All of the amounts shown in the table are estimated except for the Securities and Exchange Commission (the "SEC") registration fee. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.


                    SEC registration fee......................................                       $  2,780
                    Blue sky qualification fees and expenses..................                          2,000
                    Printing and engraving expenses...........................                         20,000
                    Legal fees and expenses...................................                         28,000
                    Financial advisor fee.....................................                         70,000
                    Accounting fees and expenses..............................                          5,000
                    Miscellaneous.............................................                         22,220
                                                                                                     --------
                    Total.....................................................                       $150,000
                                                                                                     ========


              The Company expects to close the Offering on or about March 31, 1999. As of March 24, 1999, the Company had sold 264,918 shares and received proceeds of approximately $3,576,393. The Company intends to use the proceeds of the Offering for its expansion into Augusta and Columbia County.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and should be read in conjunction with the "Business" and "Financial Statements" sections included elsewhere in this Report.

THE COMPANY

        During the year ended December 31, 1998, the Company funded its operational costs through a $93,000 dividend from the Bank. Throughout 1998, the Company was in the process of raising capital to fund the expansion of the Company to new market areas. Substantial costs were incurred in an effort to raise capital for the Company. The services of a third party were obtained to fully underwrite a public offering on a firm commitment basis. However, due to unfavorable market conditions, the third party withdrew from the process prior to closing the offering. Costs incurred relating to the efforts to raise capital included legal fees related to the offering, legal and accounting fees for the preparation of the registration statement and an independent pricing appraisal.

        As the Company withdrew its registration statement relating to the underwritten offering due to the withdrawal of the underwriter, the Company charged certain of the offering costs totaling approximately $219,000 to expense during 1998. The Company subsequently filed a new registration statement with the SEC for the registration of securities for sale in an "any and all" public offering of its common stock.

        Primarily as a result of the $219,000 of offering costs charged to expense during 1998, the Company recorded an income tax benefit of approximately $79,000 for the year ended December 31, 1998.

THE BANK

RESULTS OF OPERATIONS

1998 Compared to 1997

        For the year ending December 31, 1998, assets increased and earnings decreased. Total assets increased by 12.9% from $40,561,000 in 1997 to $45,797,000 in 1998. Average total assets were $43,531,000 for 1998 and were $37,586,000 for 1997, an increase of $5,945,000 or 15.8%. This increase in assets resulted partially from an increase in bank premises and fixed assets of $1,012,000, or 70.0% from $1,446,000 in 1997 to $2,457,000 in 1998. This increase resulted from the acquisition of additional property and the construction of a new office located in Augusta, Georgia. Net loans increased from $18,792,000 in 1997 to $22,040,000 in 1998, a change of $3,248,000 or
17.3%. The increase in lending activity included a $721,000, or 14.7% increase from 1997 in real estate construction and development lending, which includes the Bank's construction lending in suburban Atlanta. In addition, real estate mortgage loans increased $947,000, or 10.4%, from 1997, primarily resulting from the Bank's continued efforts to obtain this type of funding for its portfolio. The allowance for loan losses was $835,000 at December 31, 1998 and was $752,000 at December 31, 1997. This represents an increase of $83,000 or 11.0%. The increase in the allowance is based on management's rating and assessment of the loan portfolio and the credit risk inherent in the portfolio. The Bank's ratio of allowance for loan losses to gross loans was 3.65% at December 31, 1998 and was 3.81% at December 31, 1997.

        The increase in loan demand is reflected in the Bank's loan to deposit ratio of 62.3% for 1998, compared to 59.9% in 1997. This increase contributed to an increase in total interest income of $342,000, or 11.5%, from $2,963,000 in 1997 to $3,305,000 in 1998. Net interest income increased $155,000, or 8.9%, from $1,705,000 in 1997 to $1,905,000 in 1998. While total interest income for 1998 increased, the Bank's total interest expense also increased $187,000, or 15.4%. The increase in interest expense resulted from a volume increase in substantially each type of interest-bearing deposit account offered by the Bank.

        Noninterest income increased $55,000 or 21.4% from $257,000 in 1997 to $312,000 in 1998. The increase primarily resulted from an increase in service charges on deposit accounts.

        Noninterest expense increased $364,000 or 23.2% from $1,567,000 in 1997 to $1,931,000 in 1998. The increase primarily resulted from increased personnel, depreciation and data processing expenses. Personnel costs, consisting of salaries and employee benefits, increased $190,000, or 22.9%, primarily as a result of the Bank obtaining additional lending personnel and additional personnel to support the expansion of the Company into new market areas.

        Net income declined $75,000 or 27.2% from $276,000 in 1997 to $201,000 in 1998 as a result of each of the above matters.

        In February 1995, the Bank was informed by the Georgia Banking Department and the FDIC that its operations were unsatisfactory in certain respects in that the Bank was experiencing weak credit administration and lending practices, inadequate allocation for loan losses and high classified assets coupled with poor earnings. Consequently, on March 10, 1995, the Bank entered into a Memorandum of Understanding with the Georgia Banking Department and the FDIC. To correct these problems, the Bank recruited a new Senior Loan Officer with 25 years of experience to assist in increasing the credit underwriting standards of the Bank and reducing the level of classified assets. In addition, the Bank currently employs a loan review consultant who aids the Bank in identifying and monitoring problem loans. While increased underwriting standards and regular review and monitoring are subject to uncertainties that cannot be predicted, such expanded efforts have benefitted the Bank significantly. Moreover, as a result of these and other corrective measures, the level of the Bank's classified assets has decreased and, on November 19, 1996, the Memorandum of Understanding with the Georgia Banking Department and the FDIC was terminated.

1997 Compared to 1996

        For the year ending December 31, 1997, assets increased but earnings declined. Total assets increased by 6.7% from $38,026,000 in 1996 to $40,561,000 in 1997. The increase in assets is exaggerated as the Bank obtained short-term public deposit funds near year end 1997. These funds were invested in overnight federal funds. Average total assets were $37,586,000 for 1997 compared to $38,958,000 for 1996, a decrease of $1,372,000 or 3.5%. Net loans decreased from $20,116,000 in 1996 to $18,792,000 in 1997, a change of $1,324,000 or 6.5%. Of this change, $872,000, or 65.9% was a decrease in term federal funds from 1996 to 1997. The Bank did not own any term federal funds at December 31, 1997. The allowance for loan losses was $752,000 at December 31, 1997 and was $889,000 at December 31, 1996. This represents a decrease of $137,000 or 15.4%. The reduction in the allowance is due to a reduced loan loss provision for 1997 of $16,000 compared to $56,000 in 1996 and is due to the reduction of classified assets and improving quality of the Bank's loan portfolio. Net charge-offs for 1997 were $153,000 compared to $322,000 for 1996, a decrease of $169,000 or 53%.
The Bank's ratio of allowance for loan losses to gross loans was 3.81% at December 31, 1997 compared to 4.2% at December 31, 1996.

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

        A further softening of loan demand is reflected in the Bank's loan to deposit ratio of 59.9% for 1997, compared to 68.8% in 1996. This softening of demand contributed to a decrease in total interest income of $90,000 or 2.9% from $3,053,000 in 1996 to $2,963,000 in 1997. Net interest income increased $82,000 or 4.9% from $1,668,000 in 1996 to $1,750,000 in 1997. While total interest income for 1997 declined, the Bank was able to achieve an increase in net interest income as a result of a $72,000 or 12.4% decrease in interest expense. This decrease in interest expense resulted from an increase of $558,000 or 18.0% in non-interest bearing deposits and a decrease of $707,000 or 5.2% in time deposits, which traditionally pay the highest rate of deposit interest. In addition, NOW accounts, which traditionally pay less interest than time deposits, increased $2,228,000 from 1996 to 1997.

        Non-interest income declined $29,000 or 9.9% from $292,000 in 1996 to $257,000 in 1997. The decrease primarily resulted from a decrease in service charges on deposit accounts.

        Non-interest expense increased $120,000 or 8.3% from $1,447,000 in 1996 to $1,567,000 in 1997. The increase primarily resulted from increased personnel, legal and depreciation expenses.

        Net income declined $49,000 or 15.1% from $325,000 in 1996 to $276,000 in 1997 as a result of each of the above matters.

LIQUIDITY AND INTEREST RATE SENSITIVITY

        Deposit levels and the associated timing and quantity of funds flowing into and out of a bank inherently involve a degree of uncertainty. In order to insure that a bank is capable of meeting depositors' demands for funds, a bank must maintain adequate liquidity. Liquid assets consisting primarily of cash and deposits due from other banks, federal funds sold and investment securities maturing within one year provide the source of such funds. Insufficient liquidity may force a bank to engage in emergency measures to secure necessary funding. Because such measures may be quite costly, earnings will also suffer if excess liquidity is maintained. The Bank monitors its liquidity on a monthly basis and seeks to maintain it at an optimal level.

        As of year-end 1998, the Bank's liquidity ratio was 45.5% compared to 53.5% at year-end 1997. In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with The Bankers Bank and SunTrust Bank. Management is not aware of any demands, commitments or uncertainties which could materially affect the Bank's liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities on December 31, 1998 with a market value of $14.2 million in its available-for-sale portfolio which would provide an additional source of liquidity.

        Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank's exposure to interest rate risk. Various assets and liabilities are termed to be "rate sensitive" when the interest rate can be replaced. By definition, the "gap" is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon. At year-end, the Bank was liability sensitive through six months, and through one year as well. As it appears that interest rates may be more likely to rise than to fall, the Bank's net interest margin could be negatively impacted.

        The following is an analysis of rate sensitive assets and liabilities as of December 31, 1998 (in thousands):


                                                                                                             5 years
                                                                    0-3 mos.      3-12 mos.    1-5 years     or more     Total
                                                                   ----------    -----------   ---------     -------     ------
Taxable securities                                                       --            --         4,059       9,180      13,239
Tax-exempt securities                                                    --            --           221         616         837
Federal funds sold                                                    4,740            --            --          --       4,740
Loans                                                                10,606         4,697         7,423         149      22,875
                                                                    -------       -------       -------       -----      ------
              Total rate sensitive assets                            15,346         4,697        11,703       9,945      41,691
                                                                    -------       -------       -------       -----      ------

NOW and money market deposits                                        11,680            --            --          --      11,680
Savings deposits                                                      2,107            --            --          --       2,107
Time deposits                                                         5,054        12,714         1,653          57      19,478
                                                                    -------       -------       -------       -----      ------
              Total rate sensitive liabilities                       18,841        12,714         1,653          57      33,265
                                                                    -------       -------       -------       -----      ------

Excess of rate sensitive assets less rate sensitive liabilities      (3,495)       (8,017)       10,050       9,888       8,426
Ratio of rate sensitive assets to rate sensitive liabilities             82%           37%          708%  17,447.37%        125%
Cumulative gap                                                       (3,495)      (11,512)       (1,462)      8,426      16,852

CAPITAL RESOURCES

        The equity capital of the Company totaled $7,380,000 at the end of 1998. As previously described the Company, as holding company of the Bank, was formed in 1997. In effecting the transaction, as previously described in reports filed with the Commission, the Company acquired 100% of the issued and outstanding shares of stock of the Bank and in exchange issued each shareholder a pro rata number of shares of stock of the Company so as each shareholder's ownership of the Company was consistent with the previous ownership of the Bank. The transaction has been accounted for in accordance with generally accepted accounting principles in a manner similar to a pooling of interests in which all prior periods presented in the Company's consolidated financial statements have been restated to give effect to the transaction as if it occurred at the beginning of the earliest period presented.

        The equity capital of the Bank totaled $7,510,000 at the end of 1998, an increase of $224,000 or 30.7% from equity capital of $7,286,000 at the end of 1997. The increase in equity capital was attributable to the Bank's net income of $200,579 and an increase in unrealized gains on available-for-sale securities of $117,000. Under Statement of Financial Accounting Standard No. 115, the Bank must recognize unrealized gains or losses in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account. Equity capital was reduced in 1998 by $63,000 from the payment of dividends to shareholders totaling $0.10 per share and the payment of a $30,000 dividend to the holding company to cover operating expenses at the holding company level, for a total dividend of $93,000.

        Management believes that the Bank's capitalization is adequate to sustain the growth which is anticipated for 1999. The following table sets forth the applicable required capital ratios for the Company and the Bank and the actual capital ratios for the Bank as of December 31, 1998:


                         Leverage Ratio            Tier I Capital         Risk-Based Capital
                      --------------------     ---------------------     ---------------------
                      Regulatory               Regulatory                Regulatory
                       Minimum      Actual      Minimum       Actual       Minimum  Actual
                       -------      ------      -------       ------       -------  ------
                          4.0%       16.7%       4.0%         26.1%         8.0%    27.4%


        At December 31, 1998 the capital ratios for the Company and Bank consolidated were materially consistent with those presented above.

        There are no commitments of capital resources known to management which would have a material impact on the Bank's capital position.

YEAR 2000

        A critical issue affecting companies that rely extensively on electronic data processing systems, such as the Company, is the Year 2000 issue. This issue deals with the Company's ability to process year-date data accurately beyond the year 1999. The Year 2000 issue has been a well-publicized, but nevertheless continually evolving issue. The Company is dependent upon electronic data processing for nearly all of its major activities. During 1997, the Company formed an internal task force, chaired by the Executive Vice President, to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and ensure that the company takes any necessary measures. The Company believes that its systems, those of the Bank and its data processing service provider are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. As of December 31, 1998, the Company had spent approximately $15,000 to upgrade its software and hardware systems to help ensure that is systems would be Year 2000 compliant. The Company has issued a certification request to its data processing servicing provider seeking assurance that its systems will be Year 2000 compliant. The service provider has responded that its systems are Year 2000 complaint now.

        The Company also recognizes the importance of determining that is borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of its loan portfolio solely due to this issue. All material relationships have been identified to assess the inherent risks. The Company plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

        The Company's contingency plans relative to Year 2000 issues have not been finalized. Management will develop and modify a "worst case scenario" contingency plan which will, among other things, anticipate that the Company's deposit customers will have increased demands for cash in the latter part of 1999. The plan also provides for copies of documents to be produced in case of equipment failure, utilization of security personnel in case of security equipment failure, manual posting of transactions, hiring of temporary additional personnel and telephone verification of information normally received by electronic means.

ITEM 7.       FINANCIAL STATEMENTS.

        The following financial statements are filed with this report:

        Report of Independent Certified Public Accountants

        Consolidated Statements of Financial Condition as of
         December 31, 1998 and 1997

        Consolidated Statements of Income for the years ended
         December 31, 1998, 1997 and 1996

        Consolidated Statements of Comprehensive Income for the years ended
          December 31, 1998, 1997 and 1996

        Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
GEORGIA-CAROLINA BANCSHARES, INC.
Thomson, Georgia


We have audited the accompanying consolidated statements of financial condition of GEORGIA-CAROLINA BANCSHARES, INC. as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia-Carolina Bancshares, Inc. as of December 31, 1998 and 1997, and the results of its operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



Augusta, Georgia
February 3, 1999

                      GEORGIA-CAROLINA BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                     ASSETS
                                                                                  1998          1997
                                                                                 -------      --------

Cash and due from banks                                                          $ 1,130      $ 1,546
Interest-bearing deposits in banks                                                    --          100
Federal funds sold                                                                 4,740        3,750
Securities available-for-sale                                                     14,208       13,778
Loans, net of allowance for loan losses                                           22,040       18,972
Bank premises and fixed assets                                                     2,457        1,446
Accrued interest receivable                                                          379          381
Foreclosed real estate, net of allowance                                             253          306
Deferred tax asset, net                                                              122          182
Other assets                                                                         280          110
                                                                                 -------      -------

              TOTAL ASSETS                                                       $45,609      $40,571
                                                                                 =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                                        $ 4,179      $ 3,654
     Interest-bearing:
         NOW accounts                                                              7,865        7,187
         Savings                                                                   2,107        1,602
         Money market accounts                                                     3,815        2,832
         Time deposits of $100,000, and over                                       4,202        4,700
         Other time deposits                                                      15,568       12,962
                                                                                 -------      -------
              Total deposits                                                      37,736       32,937
Accrued expenses and other liabilities                                               493          356
                                                                                 -------      -------
              Total liabilities                                                   38,229       33,293
                                                                                 -------      -------

Commitments and contingent liabilities

Shareholders' equity:
     Preferred stock, par value $.001; 1,000,000 shares authorized;
      none issued                                                                     --           --
     Common stock, par value $.001; 9,000,000 shares authorized;
      635,380 shares issued and outstanding                                            1            1
     Additional paid-in capital                                                    6,354        6,354
     Retained earnings                                                               893          908
     Accumulated other comprehensive income                                          132           15
                                                                                 -------      -------
              Total shareholders' equity                                           7,380        7,278
                                                                                 -------      -------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $45,609      $40,571
                                                                                 =======      =======


The accompanying notes are an integral part of these financial statements.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                YEARS ENDED DECEMBER 31, 1998 AND 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                             1998          1997        1996
                                                                           -------       -------     -------

INTEREST INCOME
     Interest and fees on loans                                            $ 2,232       $ 2,034     $ 2,178
     Interest on taxable securities                                            846           670         677
     Interest on nontaxable securities                                          51            88          95
     Interest on Federal funds sold                                            169           160          87
     Interest on deposits in other banks                                         7            11          16
                                                                           -------       -------     -------
              TOTAL INTEREST INCOME                                          3,305         2,963       3,053
                                                                           -------       -------     -------

INTEREST EXPENSE
     Interest on time deposits of $100,000, or more                            244           273         310
     Interest on other deposits                                              1,156           938       1,074
     Interest on federal funds purchased                                        --             2           1
                                                                           -------       -------     -------
              TOTAL INTEREST EXPENSE                                         1,400         1,213       1,385
                                                                           -------       -------     -------

              NET INTEREST INCOME                                            1,905         1,750       1,668

PROVISION FOR LOAN LOSSES                                                       --            16          56
                                                                           -------       -------     -------

              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            1,905         1,734       1,612
                                                                           -------       -------     -------

NONINTEREST INCOME
     Service charges on deposits                                               260           210         239
     Other income                                                               64            45          52
     Net realized gain (loss), sales of available-for-sale securities          (12)            2           1
                                                                           -------       -------     -------
                                                                               312           257         292
                                                                           -------       -------     -------

NONINTEREST EXPENSE
     Salaries and employee benefits                                          1,021           831         714
     Occupancy expenses                                                        195           167         231
     Securities offering expenses                                              219            --          --
     Other expenses                                                            727           621         502
                                                                           -------       -------     -------
                                                                             2,162         1,619       1,447
                                                                           -------       -------     -------

INCOME BEFORE INCOME TAXES                                                      55           372         457

INCOME TAX EXPENSE                                                               7           138         132
                                                                           -------       -------     -------

              NET INCOME                                                   $    48       $   234     $   325
                                                                           =======       =======     =======

EARNINGS PER SHARE:
     Net income, basic                                                     $   .08       $  0.37     $  0.51
                                                                           =======       =======     =======
     Net income, diluted                                                   $   .07       $  0.35     $  0.50
                                                                           =======       =======     =======


The accompanying notes are an integral part of these financial statements.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                YEARS ENDED DECEMBER 31, 1998 AND 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                1998      1997      1996
                                                               -----     -----     -----

Net income                                                     $  48     $ 234     $ 325

Unrealized holding gains (losses) arising during period
 less reclassification adjustment for gains included in
 net income, net of tax                                          156       (12)       18
                                                               -----     -----     -----

Comprehensive income                                           $ 204     $ 222     $ 343
                                                               =====     =====     =====


The accompanying notes are an integral part of these financial statements.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                YEARS ENDED DECEMBER 31, 1998 AND 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                   Accumulated
                                               Common Stock              Additional                   Other           Total
                                           -----------------------        Paid-in      Retained   Comprehensive   Shareholders'
                                             Shares      Par Value        Capital      Earnings      Income          Equity
                                           --------      ---------       ----------   ---------   -------------   -------------
BALANCE, DECEMBER 31, 1995                  635,380        $     1        $ 6,354     $   540       $    42         $ 6,937

Net income                                       --             --             --         325            --             325

Change in unrealized gain (loss)
 on securities available-for-sale,
 net of deferred taxes                           --             --             --          --          (66)             (66)

Cash dividend of $.10 per
 share                                           --             --             --         (64)          --              (64)
                                            -------        -------        -------     -------      -------          -------

BALANCE, DECEMBER 31, 1996                  635,380              1          6,354         801          (24)           7,132

Net income                                       --             --             --         234           --              234

Change in unrealized gain (loss)
 on securities available-for-sale,
 net of deferred taxes                           --             --             --          --           39               39

Cash dividend of $.20 per
 share                                           --             --             --        (127)          --             (127)
                                            -------        -------        -------     -------      -------          -------

BALANCE, DECEMBER 31, 1997                  635,380              1          6,354         908           15            7,278

Net income                                       --             --             --          48           --               48

Change in unrealized gain (loss)
 on securities available-for-sale,
 net of deferred taxes                           --             --             --          --          117              117

Cash dividend of $.10 per
 share                                           --             --             --         (63)          --              (63)
                                            -------        -------        -------     -------      -------          -------

BALANCE, DECEMBER 31, 1998                  635,380        $     1        $ 6,354     $   893      $   132          $ 7,380
                                            =======        =======        =======     =======      =======          =======


The accompanying notes are an integral part of these financial statements.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                YEARS ENDED DECEMBER 31, 1998 AND 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          1998         1997          1996
                                                                       ---------     --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                        $     48      $    234      $    325
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                      102            86           151
         Provision for loan losses                                           --            16            56
         Net realized loss on available-for-sale securities                  12            --            --
         Deferred income tax                                                 --            83            60
         Adjustment to foreclosed real estate                                --            --            48
         Other gains and losses, net                                         21            (4)            2
         Net decrease (increase) in accrued interest receivable               2            28           (16)
         Net decrease (increase) in other assets                           (170)          (62)           26
         Net increase in other liabilities                                  137           115            46
                                                                       --------      --------      --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                     152           496           698
                                                                       --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in interest-bearing deposits with banks                   100            --            98
     Net (increase) decrease in federal funds sold                         (990)       (2,330)        4,530
     Net (increase) decrease in loans, net                               (3,068)        1,058          (446)
     Purchases of available-for-sale securities                          (9,895)       (6,166)       (5,360)
     Proceeds from sales of available-for-sale securities                 3,464         2,096           248
     Proceeds from maturities of available-for-sale securities            6,166         2,957         3,382
     Proceeds from sale of foreclosed real estate                            32           284            67
     Net purchases of premises and equipment                             (1,113)          (92)          (40)
                                                                       --------      --------      --------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (5,304)       (2,193)        2,479
                                                                       --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                  4,799         2,282        (4,665)
     Dividends paid                                                         (63)         (127)          (64)
                                                                       --------      --------      --------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         4,736         2,155        (4,729)
                                                                       --------      --------      --------

              NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS           (416)          458        (1,552)

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                              1,546         1,088         2,640
                                                                       --------      --------      --------

CASH AND DUE FROM BANKS AT END OF YEAR                                 $  1,130      $  1,546      $  1,088
                                                                       ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Georgia-Carolina Bancshares, Inc. (the "Company") is a one-bank holding company. Substantially all of its business is conducted by its wholly-owned subsidiary First Bank of Georgia (the "Bank"), Thomson, Georgia. Most of the Bank's loans and loan commitments have been granted to customers in the Thomson, Georgia and McDuffie County area. Many of the Bank's loan customers are also depositors of the Bank. The Bank also engages in commercial and residential real estate development loans in suburban Atlanta, Georgia. These loans are generated by a third party loan broker.

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

During February 1998, the Company commenced a process for the public offering of shares of its common stock, ultimately filing for registration of the stock with the Securities and Exchange Commission. The Company subsequently withdrew the registration and charged $219,000 of stock issuance costs to current year expense.

The Company has filed with the Securities and Exchange Commission (SEC) for the registration and sale of 740,741 shares of the Company's common stock. The offering will be done on an any and all-best efforts basis. The registration was declared effective by the SEC subsequent to the Company's current year end.

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

                           DECEMBER 31, 1998 AND 1997



NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT SECURITIES - The Bank's investments in securities are classified and accounted for as follows:

         Securities available-for-sale - Securities classified as available-for-sale are identified when acquired as being available-for-sale to meet liquidity needs or other purposes. They are carried at fair value with unrealized gains and losses, net of taxes, reported at a net amount as a separate component of shareholders' equity.

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

Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

LOANS AND ALLOWANCE FOR LOAN LOSSES - Loans are stated at principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding at the respective rate of interest, except for unearned interest on discounted loans which is recognized as income over the term of the loan using a method that approximates a level yield.

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

The accrual of interest on impaired loans is discontinued when, in management's judgment, the borrower may be unable to meet payments as due. Management applies this criteria to all loans identified for evaluation except for smaller-balance homogenous residential mortgage and consumer installment loans that are collectively evaluated for impairment. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Management of the Bank evaluates the borrower's ability to pay, the value of any collateral, and other factors in determining when a loan is impaired. Management does not consider a loan to be impaired during a period of delay in payment if it is expected that the Bank will collect all amounts due including interest accrued at the contractual interest rate for the period of the delay.

Interest payments on impaired loans are applied to the remaining principal balance until the balance is fully recovered. Once principal is recovered, cash payments received are recorded as recoveries to the extent of any principal previously charged-off, and then as interest income.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1998 AND 1997



NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fees on loans and costs incurred in origination of loans are recognized at the time the loan is originated. As loan fees are not significant to the Bank, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

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

FORECLOSED REAL ESTATE - Foreclosed real estate represents properties acquired through foreclosure or other proceedings. The property is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the property less estimated costs of disposal. Any write-down to fair value at the time of foreclosure is charged to the allowance for loan losses. Property is evaluated regularly to ensure the carrying amount is supported by its current fair value. Foreclosed real estate is reported net of allowance for losses in the Bank's financial statements.

BANK PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation, computed by straight-line and declining balance methods over the estimated useful lives of the assets.

INCOME TAXES - Provisions for income taxes are based on amounts reported in the statements of income after exclusion of nontaxable income, such as interest on state and municipal securities, and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

EARNINGS PER SHARE - Earnings per share are calculated on the basis of the weighted average number of shares outstanding. During the year, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company's outstanding stock options are the primary cause of the Company's diluted earnings per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The following methods and assumptions are used by the Bank in estimating fair values of financial instruments. In cases where quoted market prices of financial instruments are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented are not intended to and do not represent the underlying value of the Bank.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1998 AND 1997



NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Cash and due from banks, Federal funds sold and interest-bearing deposits in banks - Due to the short-term nature of these instruments, their estimated fair values approximate their carrying amounts.

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

Commitments to extend credit and standby letters of credit are not recorded until such commitments are funded. The values of these commitments are the fees charged to enter into such agreements. These commitments do not represent a significant value to the Bank until such commitments are funded. The Bank has determined that such instruments do not have a distinguishable fair value and no fair value has been assigned to these instruments.

NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board (FASB) has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and hedging activities and provides for the recognition and measurement of these at fair value. This Statement will be adopted by the Company in the first quarter of the Company's year ending December 31, 2000. Management of the Company is presently evaluating the effects of this Statement on the Company's financial reporting.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1998 AND 1997



NOTE 2 - INVESTMENT SECURITIES

The amortized cost and fair values of securities owned as of December 31, are shown below:

                                                                       1998
                                                  -----------------------------------------------
                                                               Gross          Gross
                                                  Amortized  Unrealized     Unrealized    Market
                                                    Cost       Gains          Losses       Value
                                                  ---------  ----------     ----------    -------
                                                                   In thousands)
Available-for-sale securities:
  U.S. Government and agency securities            $12,331     $  172        $   (4)      $12,499
  State, county and municipal securities               805         32            --           837
  Mortgage-backed securities                           739          2            (1)          740
  Federal Home Loan Bank stock                         132         --            --           132
                                                   -------     ------        ------       -------

                                                   $14,007     $  206        $   (5)      $14,208
                                                   =======     ======        ======       =======

                                                                       1997
                                                  -----------------------------------------------
                                                               Gross          Gross
                                                  Amortized  Unrealized     Unrealized    Market
                                                    Cost       Gains          Losses       Value
                                                  ---------  ----------     ----------    -------
                                                                   In thousands)
Available-for-sale securities:
  U.S. Government and agency securities            $10,713     $   40        $  (27)      $10,726
  State, county and municipal securities             1,784         41            --         1,825
  Mortgage-backed securities                         1,258          2           (33)        1,227
                                                   -------     ------        ------       -------

                                                   $13,755     $   83        $  (60)      $13,778
                                                   =======     ======        ======       =======

The amortized cost and fair value of securities as of December 31, 1998, by contractual maturity, are as follows. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalty, therefore these securities are not included in the maturity categories in the following maturity summary.

                                                           Securities
                                                        Available-for-Sale
                                                     ------------------------
                                                     Amortized         Fair
                                                       Cost            Value
                                                     ---------       --------
                                                          (In thousands)
     One year or less                                $    --         $    --
     After one year through five years                 3,515           3,555
     After five years through ten years                9,621           9,781
     After ten years                                     132             132
     Montage-backed securities                           739             740
                                                     -------         -------

                                                     $14,007         $14,208
                                                     =======         =======

                       GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1998 AND 1997



NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

Securities with a carrying amount of approximately $5.8 million and $3.4 million at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes.

Net realized gains (losses) on sales of securities available-for-sale were: (In thousands)

                           1998              $(12)
                           1997                 2
                           1996                 1

NOTE 3 - LOANS

The composition of loans is summarized as follows:

                                                  December 31
                                              -------------------
                                                1998        1997
                                              -------     -------
                                                (In thousands)

     Commercial and industrial                $ 3,969     $ 3,026
     Real estate - construction                 5,614       4,893
     Real estate - mortgage                    10,084       9,137
     Consumer                                   3,212       2,676
                                              -------     -------
                                               22,879      19,732
     Unearned income                               (4)         (8)
                                              -------     -------
                                               22,875      19,724
     Allowance for loan losses                   (835)       (752)
                                              -------     -------

         Loans, net                           $22,040     $18,972
                                              =======     =======

Changes in the allowance for loan losses were as follows:

                                                         December 31
                                                 ----------------------------
                                                  1998      1997        1996
                                                 ------    ------      ------
                                                        (In thousands)

     Balance, beginning of year                  $  752    $  889      $1,155
     Provision charged to operations                 --        16          56
     Recoveries                                     120        89         231
     Loans charged off                              (37)     (242)       (553)
                                                 ------    ------      ------

              Balance, end of year               $  835    $  752      $  889
                                                 ======    ======      ======

Loans for which the accrual of interest had been discontinued or reduced amounted to approximately $220,000 and $40,000 at December 31, 1998 and 1997, respectively. There was no significant reduction in interest income associated with nonaccrual and renegotiated loans. There were no loans identified as impaired under SFAS 114 at December 31, 1998 or 1997.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1998 AND 1997



NOTE 3 - LOANS (CONTINUED)

At December 31, 1998, executive officers and directors, and companies in which they have a beneficial ownership, were indebted to the Bank in the aggregate amount of $469,000. The interest rates on these loans were substantially the same as rates prevailing at the time of the transactions, and repayment terms are customary for the type of loan involved. Following is a summary of transactions for 1998 and 1997:

                                                1998         1997
                                                ----         ----
                                                 (In thousands)

     Balance, beginning of year                 $563         $408
         Advances                                 10          225
         Repayments                              104           70
                                                ----         ----

     Balance, end of year                       $469         $563
                                                ====         ====

NOTE 4 - FORECLOSED REAL ESTATE

A summary of foreclosed real estate is as follows:

                                                          December 31
                                                ------------------------------
                                                1998         1997         1996
                                                ----         ----         ----
                                                        (In thousands)

     Carrying amount of property                $283         $336         $613

     Less, valuation allowance                    30           30           97
                                                ----         ----         ----

                                                $253         $306         $516
                                                ====         ====         ====

The provision charged to income, net of recoveries and charge offs, amounted to approximately $13,000, $28,000 and $14,000 at December 31, 1998, 1997 and 1996,
respectively.

NOTE 5 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment consists of the following:

                                                        December 31
                                                   -------------------
                                                     1998        1997
                                                   -------     -------
                                                       (In thousands)

     Land                                          $   873     $   475
     Building and improvements                       1,248       1,248
     Equipment, furniture & fixtures                   915         825
     Construction in progress                          613          --
                                                   -------     -------
              Total cost                             3,649       2,548
     Less accumulated depreciation                  (1,192)     (1,102)
                                                   -------     -------

              Premises and equipment, net          $ 2,457     $ 1,446
                                                   =======     =======

                       GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1998 AND 1997



NOTE 6 - DEPOSITS

At December 31, 1998, the scheduled maturities of time-deposit liabilities were as follows:

                                                 (In thousands)
              1999                                  $18,057
              2000                                    1,272
              2001                                      149
              2002                                      179
              2003 and thereafter                       113
                                                    -------

                                                    $19,770
                                                    =======

NOTE 7 - EMPLOYEE BENEFIT PLAN

The Bank has a 401(k) salary-deferred plan covering substantially all employees. At the discretion of the Bank's Board of Directors, the Bank may match a percentage of the annual amounts deferred by employees. Matching amounts are funded by the Bank as accrued. Total deferred and matching amounts are limited to amounts that can be deducted for Federal income tax purposes. The Bank's matching contribution for the three years ended December 31, 1998, was approximately $15,000 per year.

NOTE 8 - SHAREHOLDERS' EQUITY AND REGULATORY MATTERS

The primary source of funds available to the Company is the payment of dividends by the subsidiary Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Approximately $100,000 is available to be paid as dividends at December 31, 1998, without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that as of December 31, 1998, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well- capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1998 AND 1997



NOTE 8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (CONTINUED)

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                 Required
                                                                                 To Be Well-
                                                           Required           Capitalized Under
                                                          For Capital         Prompt Corrective
                                         Actual         Adequacy Purposes     Action Provisions
                                    ---------------     -----------------     ------------------
                                    Amount    Ratio     Amount      Ratio     Amount       Ratio
                                    ------    -----     ------      -----     ------       -----
                                                   (In thousands, except percentages)

As of December 31, 1998:
 Total capital
   (To Risk Weighted Assets)        $7,737    27.4%     $2,263      8.0%       $2,828      10.0%
 Tier I capital
   (To Risk Weighted Assets)         7,378    26.1%      1,131      4.0%        1,697       6.0%
 Tier I capital
   (To Average Assets)               7,378    16.7%      1,765      4.0%        2,206       5.0%

As of December 31, 1997, the Bank's actual regulatory capital ratios were as follows:

                      Total capital (to Risk Weighted Assets)                 31.3%
                      Tier I capital (to Risk Weighted Assets)                30.0%
                      Tier I capital (to Average Assets)                      18.9%

At December 31, 1998 and 1997, the capital ratios for the Company and Bank consolidated were materially consistent with those presented above.

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

As permitted by (SFAS) No. 123, "Accounting for Stock Based Compensation", the Company has elected to account for the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

                       GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1998 AND 1997



NOTE 8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (CONTINUED)

In addition, the model assumed that each option was exercised during the first year of vesting.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

              Pro forma net income                    $ 46
              Pro forma earnings per share            $.07

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the model does not necessarily provide a reliable single measure of the fair value of options.

During 1998, all options granted have ten year terms to expiration and vest and become exercisable based on the following schedule of years of continued employment:

                      Years of Continued
                           Employment               Vesting
                      ------------------            -------
                               3                       40%
                               4                       60%
                               5                       80%
                               6                      100%

A summary of the Company's stock option activity, and related formation, for the year ended December 31, 1998 follows:

                                                                    Exercise Price
                                                       Options         Per Share
                                                       -------      --------------

              Outstanding - beginning of year           8,500           $12.10
              Granted                                      --
                                                        -----

              Outstanding - end of year                 8,500
                                                        =====

None of the options were exercisable at year end. The estimated fair value per option of the options outstanding at year end is $1.58.

At December 31, 1998, options to purchase 16,000 shares of the Company's common stock were outstanding from a plan originated prior to the 1997 Plan. The options are nontransferrable and have exercise prices between ten and twelve dollars per share and expire during the years 2000 to 2003. No options were exercised during the three-year period ended December 31, 1998. No additional shares are available to be granted under this plan. None of the options outstanding under this plan are owned by employees or directors of the Company.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1998 AND 1997



NOTE 9 - INCOME TAXES

The total income taxes in the statements of income for the years end December 31, are as follows:

                                            1998      1997      1996
                                            ----      ----      ----
                                                  (In thousands)

         Current tax                        $100      $ 58      $ 72
         Deferred tax (benefit)              (93)       80        60
                                            ----      ----      ----

                                            $  7      $138      $132
                                            ====      ====      ====

The Bank's provision for income taxes differs from the amounts computed by applying the Federal and state income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                             1998      1997      1996
                                                             ----      ----      ----

         Statutory rates                                      38.0%    38.0%     38.0%
              Tax exempt income                              (14.0)    (8.0)     (8.0)
              Nondeductible interest                           1.4      1.0       1.0
              Other, including effect of graduated
               rate brackets                                 (12.2)     5.0      (2.0)
                                                             -----    -----     -----

                                                              13.2     36.0%     29.0%
                                                             =====    =====     =====

The primary components of deferred income taxes at December 31, are as follows:

                                                                      1998      1997
                                                                      ----      ----
                                                                      (In thousands)

         Deferred tax assets
              Allowance for loan losses                               $181      $171
              Foreclosed real estate allowance                           9         9
              Other                                                     --        10
                                                                      ----        --
                  Deferred income tax assets                           190       190
                                                                      ----      ----

         Deferred tax liabilities
              Unrealized gain on securities available-for-sale          68         8
                                                                      ----      ----

                  Net deferred income tax asset                       $122      $182
                                                                      ====      ====

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1998 AND 1997



NOTE 10 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Bank may enter into off-balance-sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable. The Bank uses the same credit policies for these off-balance- sheet financial instruments as it does for other instruments that are recorded in the financial statements.

Following is an analysis of significant off-balance-sheet financial instruments:

                                                  1998          1997
                                                 ------       ------
                                                     (In thousands)

     Commitments to extend credit                $4,670       $5,407
     Standby letters of credit                      119           31
                                                 ------       ------

                                                 $4,789       $5,438
                                                 ======       ======

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

NOTE 11 - SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

                                        1998         1997       1996
                                       ------       ------     ------
                                                 (In thousands)

     Income taxes paid                 $   65       $   68     $   29
     Interest paid                     $1,239       $1,131     $1,369

                       GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1998 AND 1997



NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Bank's financial instruments, for those instruments for which the Bank's management believes estimated fair value does not by nature approximate the instruments' carrying amount, are as follows at December 31, 1998 and 1997 (in millions):

                                             1998                       1997
                                      -------------------       -------------------
                                      Carrying      Fair        Carrying      Fair
                                       Amount       Value        Amount       Value

     Loans                             $22.0        $22.1        $19.0        $18.9
                                       =====        =====        =====        =====

     Certificates of deposit           $19.8        $19.8        $17.7        $17.8
                                       =====        =====        =====        =====

Estimated fair value information of investment securities is presented in Note 2 of the financial statements.

NOTE 13 - OTHER EXPENSES

Other noninterest expenses are as follows:

                                              December 31,
                                     -----------------------------
                                     1998         1997        1996
                                     ----         ----        ----
                                            (In thousands)

     Data processing                 $129         $ 97        $104
     FDIC assessment                    4            9          10
     Legal and accounting              75          157          57
     Printing and supplies             58           31          37
     Other                            461          327         294
                                     ----         ----        ----

                                     $727         $621        $502
                                     ====         ====        ====

NOTE 14 - YEAR 2000 READINESS (UNAUDITED)

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming changes in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Bank relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems, customer services, infrastructure, embedded computer chips, networks, and telecommunications equipment and end products. The Bank also relies, directly and indirectly, on external systems of other companies and organizations such as suppliers, creditors, financial services organizations and governmental entities for accurate exchange of data. The Bank's current estimate is that the costs associated with the year 2000 issue will not have a material adverse effect on the results of operations or financial position of the Bank in any given year. However, despite the Bank's efforts to address the year 2000 impact on its internal systems, the Bank has not fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Bank are not materially affected by the year 2000 issue, the Bank could be affected through disruption in the operation of the enterprises with which the Bank interacts.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1998 AND 1997



NOTE 15 - CONDENSED FINANCIAL INFORMATION ON GEORGIA-CAROLINA BANCSHARES, INC. (PARENT COMPANY ONLY)


                            CONDENSED BALANCE SHEET
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


     ASSETS
         Cash                                                           $    1
         Investment in subsidiary                                        7,510
         Other assets                                                       80
         Deferred tax benefit                                                9
                                                                        ------

              TOTAL ASSETS                                              $7,600
                                                                        ======
     LIABILITIES
         Accrued expenses and other liabilities                         $  220

     SHAREHOLDERS' EQUITY                                                7,380
                                                                        ------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $7,600
                                                                        ======


                         CONDENSED STATEMENT OF INCOME
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


     INCOME, DIVIDENDS FROM SUBSIDIARY                                  $    93

     EXPENSES
         Offering expenses                                                  219
         Other                                                               12
                                                                        -------
              LOSS BEFORE INCOME TAX BENEFITS AND EQUITY IN
               UNDISTRIBUTED EARNINGS OF SUBSIDIARY                        (138)

     INCOME TAX BENEFITS                                                     79
                                                                        -------

              LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
               SUBSIDIARY                                                   (59)

              EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY                107
                                                                        -------

              NET INCOME                                                $    48
                                                                        =======

                       GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1998 AND 1997



NOTE 15 - CONDENSED FINANCIAL INFORMATION ON GEORGIA-CAROLINA BANCSHARES, INC. (PARENT COMPANY ONLY) (CONTINUED)


                       CONDENSED STATEMENT OF CASH FLOWS
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


     CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                     $    48
         Adjustments to reconcile net income to net cash provided
          by operating activities
              Equity in undistributed earnings of subsidiary               (107)
              Other assets                                                  (80)
              Other liabilities                                             219
              Deferred income tax                                             1
                                                                        -------
                  Total adjustments                                          33
                                                                        -------

                  NET CASH PROVIDED FROM OPERATING ACTIVITIES                81
                                                                        -------

     CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase (decrease) in notes payable                           (18)
         Dividends paid                                                     (63)
                                                                        -------

                  NET CASH USED IN FINANCING ACTIVITIES                     (81)
                                                                        -------

     NET CHANGE IN CASH                                                      --

     CASH AT BEGINNING OF YEAR                                                1
                                                                        -------

     CASH AT END OF YEAR                                                $     1
                                                                        =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There has been no occurrence requiring a response to this item.

                                    PART III

        Certain information required by Part III of this Form 10-KSB is, pursuant to General Instruction E(3) of Form 10-KSB, incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held on May 12, 1999. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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
                     reference to the exhibit of the same number in the Company's Registration
                     Statement on Form SB-2 under the Securities Act of 1933, as amended
                     (Registration No. 333-41547)).

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

10.1.1               Amendment No. 1 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard, dated September 30, 1998
                     (incorporated herein by reference to the exhibit of the same number in the
                     Company's Registration Statement on Form SB-2, as amended, Registration No.
                     333-69763, previously filed with the Commission).

10.1.2               Amendment No. 2  to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard,
                     dated December 23, 1998 (incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form SB-2, as amended, Registration No. 333-69763, previously filed with the
                     Commission).

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

10.2.1      -        Amended and Restated Agreement among Ray Brown, RDB Limited
                     Partnership, Arthur J. Gay, Jr., J. Randal Hall, George H. Inman, John W.
                     Lee, A. Montague Miller and Julian W. Osbon as the Augusta Group and the
                     Company, dated September 30, 1998 (incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on
                     Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

10.2.2               Amendment No. 1 to Amended and Restated Agreement among Ray Brown,
                     RDB Limited Partnership, Arthur J. Gay, Jr., J. Randal Hall, George H.
                     Inman, John W. Lee, A. Montague Miller and Julian W. Osbon as the
                     Augusta Group and the Company, dated September 30, 1998 (incorporated herein by reference to the exhibit of the same number in the Company's
                     Registration Statement on Form SB-2, as amended, Registration No. 333-
                     69763, previously filed with the Commission).

10.3        -        Employment Agreement dated July 17, 1996, between McDuffie Bank &
                     Trust and Heyward Horton, Jr. (incorporated herein by reference to Exhibit
                     10.1 in McDuffie Bank & Trust's Annual Report on Form 10-KSB for the
                     year ended December 31, 1996, previously filed with the Commission).

10.3.       -        Amendment No. 1 to Employment Agreement dated July 17, 1997 between McDuffie Bank
                     & Trust and Heyward Horton, Jr., dated March 26, 1997 (incorporated herein by reference to Exhibit 10.1.1 in McDuffie Bank & Trust's Annual Report on Form
                     10-KSB for the year ended December 31, 1996, previously filed with the
                     Commission).

10.3.2               Amendment No. 2 to Employment Agreement dated July 17, 1997 between McDuffie Bank
                     & Trust and Heyward Horton, Jr., dated May 13, 1998 (incorporated herein by reference to the exhibit of the same number in the Company's Registration
                     Statement on Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

10.4        -        Severance Agreement dated March 27, 1997 between the Company,
                     McDuffie Bank & Trust and J. Harold Ward, Jr. (incorporated herein by reference to Exhibit 10.2 in McDuffie Bank & Trust's Annual Report on
                     Form 10-KSB for the year ended December 31, 1996, previously filed with the Commission).

10.5        -        Severance Agreement dated July 7, 1997 between the Company, McDuffie
                     Bank & Trust and Joseph E. Gore (incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on
                     Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

23.1        -        Consent of Cherry, Bekaert & Holland, L.L.P.

27.1        -        Financial Data Schedule (for SEC use only)



B)          REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GEORGIA-CAROLINA BANCSHARES, INC.


                              By: /s/ Patrick G. Blanchard
                                  ----------------------------------------------
Date:  March 30, 1999             Patrick G. Blanchard
                                  President and Chief Executive Officer
                                  (principal executive officer)


                              By: /s/ J. Harold Ward, Jr.
                                 -----------------------------------------------
Date:  March 30, 1999            J. Harold Ward, Jr.
                                 Sr. Vice President and Chief Financial Officer
                                 (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DIRECTORS                             DATE                         DIRECTORS                            DATE

/s/ Patrick G. Blanchard              March 30, 1999               /s/ Hugh L. Hamilton, Jr.            March 30, 1999
------------------------------------- --------------               ------------------------------------ --------------
Patrick G. Blanchard                                               Hugh L. Hamilton, Jr.



------------------------------------- --------------               ------------------------------------ --------------
Larry DeMeyers                                                     William G. Hatcher


/s/ Philip G. Farr                    March 30, 1999               /s/ George O. Hughes                 March 30, 1999
------------------------------------- --------------               ------------------------------------ --------------
Philip G. Farr                                                     George O. Hughes


/s/ Samuel A. Fowler                  March 30, 1999               /s/ George H. Inman                  March 30, 1999
------------------------------------- --------------               ------------------------------------ --------------
Samuel A. Fowler                                                   George H. Inman


/s/ Arthur J. Gay, Jr.                March 30, 1999               /s/ David W. Joesbury                March 30, 1999
------------------------------------- --------------               ------------------------------------ --------------
Arthur J. Gay, Jr.                                                 David W. Joesbury



------------------------------------- --------------               ------------------------------------ --------------
Joseph D. Greene                                                   Julian W. Osbon


/s/ J. Randall Hall                   March 30, 1999               /s/ James L. Lemley, M.D.            March 30, 1999
------------------------------------- --------------               ------------------------------------ --------------
J. Randall Hall                                                    James L. Lemley, M.D.



------------------------------------- --------------               ------------------------------------ --------------
John W. Lee                                                        Bennye M. Young


/s/ Robert N. Wilson, Jr.             March 30, 1999
------------------------------------- --------------
Robert N. Wilson, Jr.


                        GEORGIA-CAROLINA BANCSHARES, INC.

                                  EXHIBIT INDEX

Exhibit
Number                  Description of Exhibit
------                  ----------------------

   23.1        -        Consent of Cherry, Bekaert & Holland, L.L.P.

   27.1        -        Financial Data Schedule (for SEC use only)