Form 10QSB
period 1999-03-31
GEORGIA CAROLINA BANCSHARES INC
filed 1999-05-17
CIK 1044082

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

[_] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to _________

                        Commission File Number 0-22891.

                       GEORGIA-CAROLINA BANCSHARES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         GEORGIA                                      58-2326075
        --------                                      ----------
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



     ---------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                 Last Report)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES  X   NO
                                    -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                             Outstanding at May 12, 1999
-----------------------------                 ---------------------------
Common Stock, $.001 Par Value                        931,750 shares

Transitional Small Business Disclosure Format:  Yes       No  X
                                                    -----   -----

                       GEORGIA-CAROLINA BANCSHARES, INC.
                                  Form 10-QSB

                                     Index


PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet as of March 31, 1999                                 1

           Condensed Consolidated Statements of Income for the Three Months
            Ended March 31, 1999 and 1998                                                            2

           Condensed Consolidated Statements of Comprehensive Income for
            the Three Months Ended March 31, 1999 and 1998                                           3

           Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 1999 and 1998                                                     4

           Notes to Condensed Consolidated Financial Statements                                      5

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                    6

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                         11

           SIGNATURES                                                                               12

           Index to Exhibits                                                                        13

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                       GEORGIA-CAROLINA BANCSHARES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                  (UNAUDITED)
                             (dollars in thousands)

ASSETS
Cash and due from banks                                                                  $ 2,022
Federal funds sold                                                                         3,740
Securities available-for-sale                                                             13,324
Loans, net of allowance for loan losses of $888                                           24,552
Bank premises and fixed assets                                                             3,099
Accrued interest receivable                                                                  403
Foreclosed real estate, net of allowance                                                     253
Deferred tax benefit                                                                         233
Other assets                                                                                 155
                                                                                         -------

              TOTAL ASSETS                                                               $47,781
                                                                                         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
     Non-interest bearing                                                                $ 3,992
     Interest-bearing:
         NOW accounts                                                                      6,765
         Savings                                                                           2,378
         Money market accounts                                                             4,612
         Time deposits of $100,000, and over                                               3,225
         Other time deposits                                                              15,285
                                                                                         -------
              TOTAL DEPOSITS                                                              36,257

Accrued expenses and other liabilities                                                       425
                                                                                         -------
              TOTAL LIABILITIES                                                          $36,682
                                                                                         -------
SHAREHOLDERS' EQUITY:
     Common stock, par value $.001; 9,000,000 shares authorized;
         931,750 shares issued and outstanding                                           $     1
     Preferred stock, par value $.001; 1,000,000 shares authorized; none issued               --
     Additional paid-in capital                                                           10,187
     Retained earnings                                                                       940
     Accumulated other comprehensive income                                                  (29)
                                                                                         -------
              TOTAL SHAREHOLDERS' EQUITY                                                 $11,099
                                                                                         -------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $47,781
                                                                                         =======


See notes to condensed consolidated financial statements.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               --------------------
                                                                               1999            1998
                                                                               -----          -----

INTEREST INCOME:
     Interest and fees on loans                                                $ 577          $ 538
     Interest on taxable securities                                              197            190
     Interest on nontaxable securities                                             9             17
     Interest on Federal funds sold                                               39             44
     Interest on deposits in other banks                                          --              2
                                                                               -----          -----
              TOTAL INTEREST INCOME                                            $ 822          $ 791
                                                                               -----          -----

INTEREST EXPENSE
     Interest on time deposits of $100,000 or more                                47             66
     Interest on other deposits                                                  283            261
                                                                               -----          -----
              TOTAL INTEREST EXPENSE                                             330            327
                                                                               -----          -----

              NET INTEREST INCOME                                                492            464

PROVISION FOR LOAN LOSSES                                                         --             --
                                                                               -----          -----

              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                492            464
                                                                               -----          -----

NONINTEREST INCOME
     Service charges on deposits                                                  76             55
     Other income                                                                 16             11
     Net realized gain (loss), sales of available-for-sale securities             --            (10)
                                                                               -----          -----
                                                                                  92             56
                                                                               -----          -----
NONINTEREST EXPENSE
     Salaries and employee benefits                                              252            259
     Occupancy expenses                                                           56             46
     Other expenses                                                              201            161
                                                                               -----          -----
                                                                                 509            466
                                                                               -----          -----

INCOME BEFORE INCOME TAXES                                                        75             54
                                                                               -----          -----

INCOME TAX EXPENSE (BENEFIT)                                                      29             (1)
                                                                               -----          -----

              NET INCOME                                                       $  46          $  55
                                                                               =====          =====

NET INCOME PER SHARE OF COMMON STOCK:
     Basic                                                                     $ .05          $ .09
                                                                               =====          =====
     Diluted                                                                   $ .05          $ .08
                                                                               =====          =====
DIVIDENDS PER SHARE OF COMMON STOCK                                            $ .00          $ .10
                                                                               =====          =====



See notes to condensed consolidated financial statements.

                       GEORGIA-CAROLINA BANCSHARES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               --------------------
                                                                                1999           1998
                                                                               -----          -----

NET INCOME                                                                     $  46          $  55

Unrealized holding gains and (losses) arising during period, less reclassification adjustment for gains and losses included
 in net income, net of tax                                                      (162)            17
                                                                               -----          -----

COMPREHENSIVE INCOME (LOSS)                                                    $ 116          $  72
                                                                               =====          =====


See notes to condensed consolidated financial statements.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                        ------------------------
                                                                                          1999             1998
                                                                                        -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                         $    46          $    55
     Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization                                                       30               25
         Deferred income tax                                                                (28)              (6)
         Adjustment to foreclosed real estate                                                --                2
         Net decrease (increase) in other assets                                            101             (124)
         Net increase (decrease) in other liabilities                                       (68)              68
                                                                                        -------          -------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                                      81               20
                                                                                        -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in federal funds sold                                                   1,000            1,400
     Net increase in loans, net                                                          (2,512)          (1,945)
     Net transactions, available-for-sale securities                                        640              (84)
     Net purchases of premises and equipment                                               (672)             (70)
                                                                                        -------          -------
              NET CASH USED IN INVESTING ACTIVITIES                                      (1,544)            (699)
                                                                                        -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                 (1,479)           2,904
     Proceeds from issuance of common stock, net of offering costs                        3,834               --
     Dividends paid                                                                          --              (63)
                                                                                        -------          -------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                   2,355            2,841
                                                                                        -------          -------

NET INCREASE IN CASH AND DUE FROM BANKS                                                     892            2,162

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                            1,130            1,546
                                                                                        -------          -------

CASH AND DUE FROM BANKS AT END OF PERIOD                                                $ 2,022          $ 3,708
                                                                                        =======          =======







See notes to condensed consolidated financial statements.

                       GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First Bank of Georgia (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of and for the three months ended March 31, 1999 and 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Bank's annual report for the year ended December 31, 1998.

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

NOTE 2 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers of the Company, diluted earnings per share has been presented in the Statements of Income. See the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1998, for information on the outstanding stock options.

NOTE 3 - STOCK OFFERING

During the quarter ended March 31, 1999, the Company completed an "any and all" best efforts public offering of its common stock. The Company issued 296,370 through this offering. Gross proceeds of the offering were $4,000,995. The Company incurred $167,867 of issuance costs that have been charged to the proceeds of the offering.

                       GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

OVERVIEW

The Company's net income was $46,000 for the first quarter of 1999, a decrease of $9,000 (16.4%) compared to net income of $55,000 for the first quarter of 1998. Basic earnings per share were $0.05 for the first quarter of 1999, a decrease of $0.04 (44.4%) compared to $0.09 for the first quarter of 1998. Total consolidated assets at March 31, 1999 were $47,781,000, an increase of $2,172,000 (4.8%) from December 31, 1998 and an increase of $4,241,000 (9.7%)
from March 31, 1998.

The decline in net income for the first quarter of 1999 as compared to the first quarter of 1998 was primarily the result of an increase in income tax expense. During the first quarter of 1998, the Company recognized a deferred tax benefit of approximately $15,000, resulting in a net tax benefit for that first quarter of approximately $1,000. Income tax expense for the first quarter of 1999 was $29,000.

Income before income taxes was $75,000 for the quarter ended March 31, 1999, an increase of $21,000 (38.9%) from $54,000 for the quarter ended March 31, 1998. This increase was primarily the result of a 6.0% increase in net interest income, a 64.3% increase in noninterest income, with only a 9.2% increase in noninterest expense.

The return on average assets was 0.39% (annualized) for the first quarter of 1999, compared to 0.52% (annualized) for the first quarter of 1998. The return on average equity for the first quarter of 1999 was 2.49% (annualized) compared to 3.02% (annualized) for the first quarter of 1998.

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

Net interest income was $492,000 for the quarter ended March 31, 1999, an increase of $28,000 (6.0%) over net interest income of $464,000 for the quarter ended March 31, 1998. This increase was primarily the result of investing increased deposit liability funds and funds raised through the Company's stock issuance in interest-earning assets. Interest-earning assets were $43,638,000 at March 31, 1999 compared to $40,942,000 at March 31, 1999, an increase of $2,696,000 (6.6%). Loans, the highest yielding component of interest-earning assets, were $24,552,000 at March 31, 1999 compared to $20,917,000 at March 31, 1998, an increase of $3,635,000 (17.4%). Loans increased $2,512,000 (11.4%)
from December 31, 1998 to March

31, 1999. At March 31, 1999, loans represented 59.0% of interest-earning assets compared to 53.8% at December 31, 1998, and 56.2% at March 31, 1998. Investments in securities decreased $884,000 (6.2%) from December 31, 1998, and $543,000 (3.9%) from March 31, 1998. Interest-bearing deposits at March 31, 1999, were $32,265,000. This represents a decrease of $1,292,000 (3.9%) from December 31, 1998, and an increase of $770,000 (24.5%) from March 31, 1998.

INTEREST INCOME

Interest income for the first quarter of 1999 increased $31,000 (3.9%) from the comparable quarter in 1998 primarily due to the increase in interest-earning assets previously described. Interest income on loans increased $39,000 (7.2%) during the same period.

INTEREST EXPENSE
Interest expense for the first quarter of 1999 increased $3,000 (0.9%) from the first quarter of 1998, primarily as a result of the increase in interest-bearing deposit accounts as previously discussed.

NONINTEREST INCOME
Noninterest income for the first quarter of 1999 increased $36,000 (64.3 %) from the comparable quarter in 1998 primarily from an increase in service charges received on deposit accounts. Service charges on deposit accounts increased $21,000 (38.2%) from the comparable quarter in 1998.

NONINTEREST EXPENSE
Noninterest expense for the first quarter of 1999 increased $43,000 (9.3%) from the comparable quarter of 1998. The increase was attributable to an increase in other operating expenses of $40,000 (24.8%). This increase was primarily attributable to an increase of approximately $10,000 in advertising costs, $19,000 in stationary and supplies, $5,000 in examination costs and $4,000 in outside services. Occupancy expenses increased $10,000 (21.7%), primarily from increased maintenance costs and depreciation expense estimates.

INCOME TAXES
Income tax expense for the first quarter of 1999 totaled $29,000, representing an increase of $30,000 (103.4%) from the comparable quarter in 1998. The current tax provision for the quarter was approximately $35,000 and represented an effective current tax rate of approximately 34% of estimated taxable income. The Bank recorded a deferred tax benefit of approximately $6,000 during the first quarter of 1999 as a result of the Bank's improving loan loss experience ratio and the related loan loss provision as allowed by income tax regulations.


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

Non-performing assets were $370,000 at March 31, 1999, compared to $473,000 at December 31, 1998 and $343,000 at March 31, 1998. The composition of non-performing assets for each date is shown below.

                                              March 31,     December 31,       March 31,
                                                1999            1998             1998
                                              ---------     ------------       ---------
Non-accrual loans                             $117,000        $220,000         $ 39,000
OREO, net of valuation allowance               253,000         253,000          304,000
                                              --------        --------         --------

                                              $370,000        $473,000         $343,000
                                              ========        ========         ========

The ratio of non-performing assets to total loans and other real estate was 1.5% at March 31, 1999, 2.1% at December 31, 1998, and 1.6% at March 31, 1998.

Reduction of non-performing assets continues to be a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses was at an appropriate level during the current quarter and that a charge to the provision for loan losses during the quarter was not necessary. At March 31, 1999, the ratio of allowance for loan losses to total loans was 3.5% compared to 3.7% at December 31, 1998 and 3.8% at March 31, 1998. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at March 31, 1999 was 67.2%, compared to 58.4% at December 31, 1998, and 58.4% at March 31, 1998.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 3% for the leverage ratio. At March 31, 1999, the Bank's Tier I capital was 35.37% and total risk-based capital was 36.64%, compared to 26.1% and 27.4% at year-ended December 31, 1998, respectively. At March 31, 1999, the Bank's leverage ratio was 24.17 % compared to 16.70% at December 31, 1998.

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

YEAR 2000
A critical issue affecting companies that rely extensively on electronic data processing systems, such as the Company, is the Year 2000 issue. This issue deals with the Company's ability to process year-date data accurately beyond the year 1999. The Year 2000 issue has been a well-publicized, but nevertheless continually evolving issue. The Company is dependent upon electronic data processing for nearly all of its major activities. During 1997, the Company formed an internal task force, chaired by the Executive Vice President, to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and ensure that the Company takes any necessary measures. The Company believes that its systems, those of the Bank and its data processing service provider are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. As of March 31, 1999, the Company had spent approximately $22,000 to upgrade its software and hardware systems to help ensure that its systems would be Year 2000 compliant. The Company has issued a certification request to its data processing servicing provider seeking assurance that its systems will be Year 2000 compliant. The service provider has assured the Company that its systems are Year 2000 compliant now. Testing of the Bank's mission-critical systems has been completed and no problems have been identified.

The Company also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of its loan portfolio solely due to this issue. All material relationships have been identified to assess the inherent risks. The Company plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

The Company's contingency plans relative to Year 2000 issues have not been finalized. Management will develop and modify a "worst case scenario" contingency plan which will, among other things, anticipate that the Company's deposit customers will have increased demands for cash in the latter part of 1999. The plan also provides for copies of documents to be produced in case of equipment failure, utilization of security personnel in case of security equipment failure, manual posting of transactions, hiring of temporary additional personnel and telephone verification of information normally received by electronic means. The Company expects to have its contingency plans finalized by the end of the second quarter of 1999.

                                    PART II
                               OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 31, 1999, the Company completed its "any and all" best efforts public offering (the "Offering") of its Common Stock, $.001 par value per share (the "Common Stock"). The Company sold 296,370 shares in the Offering, generating gross proceeds of approximately $4,000,000. After deducting expenses of the Offering, the Company received $3,833,128 in net proceeds from the Offering.

         The Company intends to use the proceeds of the Offering for its expansion into the Augusta market and Columbia County. Of the $3,833,128 received in net proceeds, the Company injected $3,590,000 into the Bank's capital accounts. This additional capital will be used primarily for the operations of the new Daniel Village and West Town branches. The remainder of the net proceeds will be available at the holding company level for general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit No.      Description
              -----------      -----------

                  27           Financial Data Schedule (for SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       GEORGIA-CAROLINA BANCSHARES, INC.



                              By: /s/ Patrick G. Blanchard
                                  ----------------------------------------------
                                  Patrick G. Blanchard
                                  President and Chief Executive Officer
                                  (principal executive officer)



May 14, 1999                  By: /s/ J. Harold Ward, Jr.
--------------------              ----------------------------------------------
Date                              J. Harold Ward, Jr.
                                  Senior Vice President, Chief Financial Officer
                                  (principal financial and accounting officer)

                                 EXHIBIT INDEX


Exhibit 27        Financial Data Schedule (for SEC use only)