Form 10QSB
period 1999-06-30
GEORGIA CAROLINA BANCSHARES INC
filed 1999-08-12
CIK 1044082

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from       to
                                       ------   ------

                        Commission File Number 0-22891.
                                               -------

                       GEORGIA-CAROLINA BANCSHARES, INC.
                       ---------------------------------
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


---------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                                     Outstanding at August 9, 1999
----------------------------                      -----------------------------
Common Stock, $.001 Par Value                              931,750 shares

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                       GEORGIA-CAROLINA BANCSHARES, INC.
                                  Form 10-QSB

                                     Index

PART I            FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet as of June 30, 1999            1

                  Condensed Consolidated Statements of Income for the
                   Three Months Ended June 30, 1999 and 1998, and the
                   Six Months Ended June 30, 1999 and 1998                            2

                  Condensed Consolidated Statements of Comprehensive Income for
                   the Three Months Ended June 30, 1999 and 1998, and the
                   Six Months Ended June 30, 1999 and 1998                            3

                  Condensed Consolidated Statements of Cash Flows for the Six
                   Months Ended June 30, 1999 and 1998                                4

                  Notes to Condensed Consolidated Financial Statements                5

Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                              7

PART II           OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                         11

Item 6.  Exhibits and Reports on Form 8-K                                            11

                  SIGNATURES                                                         12

                  Index to Exhibits                                                  13

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                       GEORGIA-CAROLINA BANCSHARES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1999
                                  (UNAUDITED)
                             (dollars in thousands)

ASSETS

Cash and due from banks                                                              $   1,230
Federal funds sold                                                                       4,570
Interest-bearing deposits in banks                                                          --
Securities available-for-sale                                                           12,877
Loans, net of allowance for loan losses of $920                                         30,360
Bank premises and fixed assets                                                           3,622
Accrued interest receivable                                                                402
Deferred tax benefit                                                                       349
Other assets                                                                               150
                                                                                     ---------

              TOTAL ASSETS                                                           $  53,560
                                                                                     =========
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
     Non-interest bearing                                                            $   4,824
     Interest-bearing:
         NOW accounts                                                                    7,353
         Savings                                                                         2,417
         Money market accounts                                                           6,968
         Time deposits of $100,000, and over                                             4,816
         Other time deposits                                                            15,878
                                                                                     ---------
              TOTAL DEPOSITS                                                            42,256

Accrued expenses and other liabilities                                                     395
                                                                                     ---------
              TOTAL LIABILITIES                                                      $  42,651
                                                                                     =========
SHAREHOLDERS' EQUITY:
     Common stock, par value $.001; 9,000,000 shares authorized;
         931,750 shares issued and outstanding                                       $       1
     Preferred stock, par value $.001; 1,000,000 shares authorized; none issued             --
     Additional paid-in capital                                                         10,187
     Retained earnings                                                                     970
     Accumulated other comprehensive income                                               (249)
                                                                                     ---------
              TOTAL SHAREHOLDERS' EQUITY                                                10,909
                                                                                     ---------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  53,560
                                                                                     =========


See notes to condensed consolidated financial statements.

                       GEORGIA-CAROLINA BANCSHARES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                 Three        Six       Three        Six
                                                                Months      Months     Months       Months
                                                                 Ended       Ended      Ended        Ended
                                                                June 30,    June 30,   June 30,     June 30,
                                                                  1999       1999       1998         1998
                                                                --------   ---------   --------     --------
INTEREST INCOME
     Interest and fees on loans                                  $  657     $1,234      $  574       $1,113
     Interest on taxable securities                                 194        392         212          403
     Interest on nontaxable securities                                9         18          13           31
     Interest on Federal funds sold                                  52         90          45           88
     Interest on deposits in other banks                             --         --           2            4
                                                                 ------     ------      ------       ------
              TOTAL INTEREST INCOME                                 912      1,734         846        1,639
                                                                 ------     ------      ------       ------

INTEREST EXPENSE
     Interest on time deposits of $100,000 or more                   54        101          61          128
     Interest on other deposits                                     306        590         291          551
                                                                 ------     ------      ------       ------
              TOTAL INTEREST EXPENSE                                360        691         352          679
                                                                 ------     ------      ------       ------

              NET INTEREST INCOME                                   552      1,043         494          960

PROVISION FOR LOAN LOSSES                                           28         28          --           --
                                                                 ------     ------      ------       ------

              NET INTEREST INCOME AFTER PROVISION FOR
               LOAN LOSSES                                          524      1,015         494          960
                                                                 ------     ------      ------       ------

NONINTEREST INCOME
     Service charges on deposits                                     73         149          58         114
     Other income                                                    24          41           7          18
     Net realized gain (loss) available-for-sale securities          --          --           7         ( 4)
                                                                 ------      ------      ------      ------
                                                                     97         190          72         128
                                                                 ------      ------      ------      ------
NONINTEREST EXPENSE
     Salaries and employee benefits                                 287         539         254         514
     Occupancy expenses                                              71         127          47          94
     Other expenses                                                 220         421         193         354
                                                                 ------      ------      ------      ------
                                                                    578       1,087         494         962
                                                                 ------      ------      ------      ------

INCOME BEFORE INCOME TAXES                                           43         118          72         126

INCOME TAX EXPENSE                                                   13          42          29          28
                                                                 ------      ------      ------      ------

              NET INCOME                                         $   30      $   76      $   43      $   98
                                                                 ======      ======      ======      ======

NET INCOME PER SHARE OF COMMON STOCK:
     Basic                                                       $  .03      $  .09      $  .07      $  .15
                                                                 ======      ======      ======      ======
     Diluted                                                     $  .03      $  .09      $  .07      $  .15
                                                                 ======      ======      ======      ======
DIVIDENDS PER SHARE OF COMMON STOCK                              $   --      $   --      $   --      $  .10
                                                                 ======      ======      ======      ======

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (dollars in thousands)


                                                                Three          Six           Three          Six
                                                               Months         Months         Months        Months
                                                                Ended         Ended          Ended         Ended
                                                               June 30,      June 30,       June 30,      June 30,
                                                                1999           1999           1998          1998
                                                               --------      --------       --------      --------

NET INCOME                                                     $  30           $  76           $43          $ 98
     Unrealized holding gains and (losses) arising
      during period, less reclassification adjustment
      for gains and losses included in net income,
      net of tax                                                (220)           (382)           17            35
                                                               -----           -----           ---          ----

COMPREHENSIVE INCOME (LOSS)                                    $(190)          $(306)          $60          $133
                                                               =====           =====           ===          ====


See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                    -------------------------
                                                                                      1999              1998
                                                                                    -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $    76           $    98
     Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                   73                53
         Provision for loan loss                                                         28                --
         Deferred income tax                                                            (30)                7
         Adjustment (gain) foreclosed real estate                                       (10)               17
         Net increase in accrued interest receivable                                    (23)             (102)
         Net (increase) decrease in other assets                                        130              (218)
         Net increase (decrease) in other liabilities                                   (98)               54
                                                                                    -------           -------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       146               (91)
                                                                                    -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in federal funds sold                                                 170               740
     Net increase in interest-bearing deposits with banks                                --               (99)
     Net increase in loans, net                                                      (8,348)           (1,660)
     Net purchase and proceeds, available-for-sale securities                           752            (1,967)
     Net purchases of premises and equipment                                         (1,238)             (645)
     Proceeds from sale of foreclosed real estate                                       263                53
                                                                                    -------           -------
              NET CASH USED IN INVESTING ACTIVITIES                                  (8,401)           (3,578)
                                                                                    -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                         4,521             3,279
     Proceeds from issuance of common stock, net of offering costs                    3,834                --
     Dividends paid                                                                      --               (64)
                                                                                    -------           -------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                               8,355             3,215
                                                                                    -------           -------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                      100              (454)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                        1,130             1,546
                                                                                    -------           -------

CASH AND DUE FROM BANKS AT END OF PERIOD                                            $ 1,230           $ 1,092
                                                                                    =======           =======

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First Bank of Georgia, (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of June 30, 1999 and for the six months and three months ended June 30, 1999 and 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Bank's annual report for the year ended December 31, 1998.

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

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

                                                       For the Six Months Ended June 30, 1999
                                                    ------------------------------------------
                                                                       Weighted
                                                                    Average Shares   Per-Share
                                                    (Numerator)     (Denominator)      Amount
                                                    -----------     -------------      ------

NET INCOME                                           $76,000

BASIC EPS
    Income available to common shareholders           76,000          850,372          $.09
                                                                                       ====

EFFECT OF DILUTIVE SECURITIES
    Options                                                            31,718
                                                     -------          -------

DILUTED EPS
    Income available to common shareholders
     and assumed conversions                         $76,000          882,090          $.09
                                                     =======          =======          ====

                        GEORGIA-CAROLINA BANCSHARES, INC.

                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 3 - STOCK OFFERING

During the quarter ended March 31, 1999, the Company completed an "any and all" best efforts public offering of its common stock. The Company issued 296,370 shares through this offering. Gross proceeds of the offering were $4,000,995. The Company incurred $167,866 of issuance costs that have been charged to the proceeds of the offering.

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW
The Company's net income was $30,000 for the second quarter of 1999, a decrease of $13,000 (30.2%) from net income of $43,000 for the second quarter of 1998. Basic earnings per share were $.03 for the second quarter of 1999, a decrease of $.04 (57.1%) from $0.07 for the second quarter of 1998. Total consolidated assets at June 30, 1999 were $53,560,000, an increase of $7,951,000 (17.4%)
from total consolidated assets of $45,609,000 at December 31, 1998 and an increase of $9,571,000 (21.7%) from total consolidated assets of $43,989,000 at June 30, 1998.

The decline in net income for the three months ended June 30, 1999, primarily resulted from an increase in personnel costs and benefits of $33,000 (13.0%), an increase in occupancy costs of $24,000 (51.1%), an increase in provision for loan losses of $28,000, and an increase in operating expenses of $27,000 (14.0%) from the quarter ended June 30, 1998. The Company's net income benefitted as net interest income rose to $552,000, an increase of $58,000 (11.7%) from the quarter ended June 30, 1998.

The Company's net income was $76,000 for the six months ended June 30, 1999, a decrease of $22,000 (22.4%) from the six months ended June 30, 1998. Basic earnings per share for the six months ended June 30, 1999 were $.09, a decrease of $.06 (40.0%) from $.15 for the six months ended June 30, 1998. The decrease in net income primarily resulted from an increase in noninterest expense of $125,000 from the six months ended June 30, 1998. Net income benefitted as net interest income rose to $1,043,000, an increase of $83,000 (8.6%) from the six months ended June 30, 1998.

The return on average assets was .31% (annualized) for the six months ended June 30, 1999, compared to 0.46% (annualized) for the six months ended June 30, 1998. The return on average equity was 1.66% (annualized) for the six months ended June 30, 1999, compared to 2.67% (annualized) for the six months ended June 30, 1998.

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

Net interest income was $552,000 for the three months ended June 30, 1999, an increase of $58,000 (11.7%) from $494,000 for the three months ended June 30, 1998. The increase was primarily the result of investing increased deposit liability funds in loans. Interest-earning assets were $47,807,000 at June 30, 1999 compared to $39,619,000 at June 30, 1998, an increase of $8,188,000
(20.7%). Loans, the highest yielding component of interest-earning assets, were $30,360,000 at June 30, 1999, an increase of $9,728,000 (47.2%) from the June
30, 1998 balance of $20,632,000. At June 30, 1999, loans represented 63.5% of interest-earning assets compared to 52.0% at June 30, 1998. Investments in securities were $12,877,000 at June 30, 1999, a decrease of $2,901,000 from the June 30, 1998 balance of $15,778,000. Interest-bearing deposits were $37,432,000 at June 30, 1999, an increase of $5,679,000 (17.9%) from the June
30, 1998 balance of $31,753,000.

INTEREST INCOME
Interest income for the three months ended June 30, 1999 was $912,000, an increase of $66,000 (7.8%) from $846,000 for the three months ended June 30, 1998. The increase in interest income primarily resulted from an increase in interest-earning assets invested in loans. Interest income on loans was $657,000 for the three months ended June 30, 1999, an increase of $83,000 (14.5%) from $574,000 for the three months ended June 30, 1998. Interest income has also increased from 1998 as a result of investing additional funds obtained from the Company's capital offering completed in March of 1999.

INTEREST EXPENSE
Interest expense for the three months ended June 30, 1999 was $360,000, an increase of $8,000 (2.3%) from $352,000 for the three months ended June 30, 1998. The increase primarily resulted from the increase in interest-bearing deposit accounts as previously discussed.

NONINTEREST INCOME
Noninterest income was $97,000 for the three months ended June 30, 1999, an increase of $25,000 (34.7%) from the three months ended June 30, 1998. Service charges on deposit accounts increased $15,000 (25.9%). Other income increased $17,000 (242.9%), primarily from a gain on the disposition of real estate and other real estate transactions.

NONINTEREST EXPENSE
Noninterest expense was $578,000 for the three months ended June 30, 1999, an increase of $84,000 from the three months ended June 30, 1998. Salary and employee benefit costs increased $33,000 (13.0%) primarily as a result of additional employees hired at the Company's recently opened office in Augusta. Occupancy expenses increased $24,000 (51.1%) as a result of acquisitions of new equipment and as a result of expenses incurred with the new office. Other operating expenses increased $27,000 (14.0%) as a result of additional office supplies and other fees incurred with the opening of the Augusta office.

INCOME TAXES
Income tax expense for the second quarter of 1999 was $13,000, a decrease of $16,000 (55.2%) from the comparable quarter of 1998. The Company's current tax provision for the six months ended June 30, 1999 is $48,000. The Company has also recorded a deferred tax benefit for the six months ended June 30, 1999 of $6,000. The Company's tax expense for the current quarter has declined from the 1998 comparable quarter as a result of decreased income before income taxes and effects of the changes in the Bank's loan loss experience ratio and the related loan loss provision as allowed by income tax regulations.


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

Non-performing assets were $149,000 at June 30, 1999, compared to $473,000 at December 31, 1998 and $281,000 at June 30, 1998. The composition of non-performing assets for each date is shown below.

                                                          June 30,        December 31,       June 30,
                                                            1999             1998              1998
                                                          --------        ------------       ---------


         Non-accrual loans                                $149,000          $220,000         $  28,000
         OREO, net of valuation allowance                       --           253,000           253,000
                                                          --------          --------         ---------

                                                          $149,000          $473,000         $ 281,000
                                                          ========          ========         =========

The ratio of non-performing assets to total loans and other real estate was .48% at June 30, 1999, 2.1% at December 31, 1998, and 1.4% at June 30, 1998.

Reduction of non-performing assets continues to be a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $28,000 during the quarter ending June 30, 1999. The ratio of allowance for loan losses to total loans was 2.9% at June 30, 1999. At December 31, 1998 the ratio was 3.7% and was 4.0% at June 30, 1998. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at June 30, 1999 was 35.7%, compared to 44.0% at December 31, 1998, and 45.6% at June 30, 1998.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 3% for the leverage ratio. At June 30, 1999, the Bank's Tier I capital was 29.8% and total risk-based capital was 31.0%, compared to 26.1% and 27.4% at year-ended December 31, 1998, respectively. At June 30, 1999, the Bank's leverage ratio was 21.5% compared to 16.7% at December 31, 1998.

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

YEAR 2000
A critical issue affecting companies that rely extensively on electronic data processing systems, such as the Company, is the Year 2000 issue. This issue deals with the Company's ability to process year-date data accurately beyond the year 1999. The Year 2000 issue has been a well-publicized, but nevertheless continually evolving issue. The Company is dependent upon electronic data processing for nearly all of its major activities. During 1997, the Company formed an internal task force, chaired by the Executive Vice President, to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and ensure that the Company takes any necessary measures. The Company believes that its systems, those of the Bank and its data processing service provider are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. As of June 30, 1999, the Company had spent approximately $45,000 to upgrade its software and hardware systems to help ensure that its systems would be Year 2000 compliant. The Company has issued a certification request to its data processing servicing provider seeking assurance that its systems will be Year 2000 compliant. The service provider has responded that its systems are Year 2000 compliant now. Testing of the Company's mission-critical systems has been completed and no problems have been identified.

The Company also recognizes the importance of determining that its borrowers are facing the Year 2000 problem i a timely manner to avoid deterioration of its loan portfolio solely due to this issue. All material relationships have been identified to assess the inherent risks. The Company plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

The Company's contingency plans relative to Year 2000 issues have been finalized. Management has developed and modified a "worst case scenario" contingency plan which will, among other things, anticipate that the Company's deposit customers will have increased demands for cash in the latter part of 1999. The plan also provides for copies of documents to be produced in case of equipment failure, utilization of security personnel in case of security equipment failure, manual posting of transactions, hiring of temporary additional personnel and telephone verification of information normally received by electronic means.

                                     PART II
                                OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1999 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 12, 1999. At the Annual Meeting, the following persons were elected as directors to serve as Class II directors, for a term of three years and until their successors are elected and qualified: J. Randal Hall, George O. Hughes, George H. Inman, Julian W. Osbon and Larry DeMeyers.

     The number of votes cast for and against the election of each nominee for director was as follows:


                                                        Votes                                   Votes
                                                         FOR                                   AGAINST
                                                         ---                                   -------

J. Randal Hall                                         573,021                                   200

George O. Hughes                                       572,021                                 1,200

George H. Inman                                        573,021                                   200

Julian W. Osbon                                        573,021                                   200

Larry DeMeyers                                         573,021                                   200

     At the Annual Meeting, the following person was elected as director to serve as a Class III director, for a term of one year and until her successor is elected and qualified: Bennye M. Young.


                                                        Votes                                   Votes
                                                         FOR                                   AGAINST
                                                         ---                                   -------

Bennye M. Young                                        573,021                                   200

No other matters were presented or voted for at the Annual Meeting.

     The following persons did not stand for reelection to the Board at the 1999 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Patrick G. Blanchard, Phillip G. Farr, Samuel A. Fowler, Jr., Arthur J. Gay, Jr., Joseph D. Greene, Hugh L. Hamilton, Jr., William G. Hatcher, David W. Joesbury, Sr., John W. Lee, James L. Lemley, M.D. and Robert
N. Wilson, Jr.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit No.      Description

                  27           Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            GEORGIA-CAROLINA BANCSHARES, INC.

                            By: /s/ Patrick G. Blanchard
                                -----------------------------------------------
                                Patrick G. Blanchard
                                President and Chief Executive Officer
                                (principal executive officer)

August 12, 1999
------------------
Date                        By: /s/ J. Harold Ward, Jr.
                                -----------------------------------------------
                                J. Harold Ward, Jr.
                                Senior Vice President, Chief Financial Officer (principal financial and accounting officer)

                               INDEX TO EXHIBITS




Exhibit 27                         Financial Data Schedule (for SEC use only)