Form 10QSB
period 1999-09-30
GEORGIA CAROLINA BANCSHARES INC
filed 1999-11-12
CIK 1044082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended September 30, 1999

[ ]   Transition Report Pursuant to 13 or 15(d) of the Securities Exchange
                                  Act of 1934

        For the transition period from                   to
                                       -----------------    --------------------

                         Commission File Number 0-22891.

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

                  110 East Hill Street, Thomson, Georgia 30824
                    (Address of Principal Executive Offices)

                     Issuers Telephone Number (706) 595-1600
                                              --------------

         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES  [X]    NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding at November 10, 1999
-----------------------------                   --------------------------------
Common Stock, $.001 Par Value                           931,750 shares

Transitional Small Business Disclosure Format:  Yes [ ]  No  [X]

                        GEORGIA-CAROLINA BANCSHARES, INC.
                                   Form 10-QSB

                                      Index


PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet as of September 30, 1999                      1

                  Condensed Consolidated Statements of Income for the Three
                   Months Ended September 30, 1999 and 1998, and the
                   Nine Months Ended September 30, 1999 and 1998                                     2

                  Condensed Consolidated Statements of Comprehensive Income
                   for the Three Months Ended September 30, 1999 and 1998, and
                   the Nine Months Ended September 30, 1999 and 1998                                 3

                  Condensed Consolidated Statements of Cash Flows for the Nine
                   Months Ended September 30, 1999 and 1998                                          4

                  Notes to Condensed Consolidated Financial Statements                               5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                             7

PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                 12

                  SIGNATURES                                                                       13

                  Index to Exhibits                                                                14

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                        GEORGIA-CAROLINA BANCSHARES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)
                             (dollars in thousands)


ASSETS
Cash and due from banks                                                    $ 2,049
Federal funds sold                                                           3,150
Interest-bearing deposits in banks                                               -
Securities available-for-sale                                               12,494
Loans, net of allowance for loan losses of $971                             34,069
Bank premises and fixed assets                                               3,920
Accrued interest receivable                                                    437
Foreclosed real estate, net of allowance                                         -
Deferred tax benefit                                                           358
Other assets                                                                    90
                                                                           -------

              TOTAL ASSETS                                                 $56,567
                                                                           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
     Non-interest bearing                                                  $ 5,159
     Interest-bearing:
         NOW accounts                                                        6,587
         Savings                                                             2,468
         Money market accounts                                               7,853
         Time deposits of $100,000, and over                                 5,879
         Other time deposits                                                17,273
                                                                           -------
              TOTAL DEPOSITS                                                45,219

Accrued expenses and other liabilities                                         457
                                                                           -------
              TOTAL LIABILITIES                                            $45,676
                                                                           -------
SHAREHOLDERS' EQUITY:
     Preferred stock, par value $.001; 1,000,000 shares authorized; none   $     -
     issued Common stock, par value $.001; 9,000,000 shares authorized;
         931,750 shares issued and outstanding                                   1
     Additional paid-in capital                                             10,188
     Retained earnings                                                       1,016
     Accumulated other comprehensive income                                   (314)
                                                                           -------
              TOTAL SHAREHOLDERS' EQUITY                                   $10,891
                                                                           -------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $56,567
                                                                           =======

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)



                                                                    Three        Nine              Three             Nine
                                                                    Months       Months            Months           Months
                                                                    Ended        Ended             Ended             Ended
                                                                September 30,  September 30,    September 30,    September 30,
                                                                    1999           1999             1998             1998
                                                                ------------   ------------     ------------     ------------
INTEREST INCOME
     Interest and fees on loans                                   $  773          $2,007          $  557          $1,670
     Interest on taxable securities                                  191             583             225             628
     Interest on nontaxable securities                                 9              27              11              42
     Interest on Federal funds sold                                   38             128              37             125
     Interest on deposits in other banks                               -               -               3               7
                                                                  ------          ------          ------          ------
              TOTAL INTEREST INCOME                                1,011           2,745             833           2,472
                                                                  ------          ------          ------          ------

INTEREST EXPENSE
     Interest on time deposits of $100,000
     or more                                                          73             174              61             189
     Interest on other deposits                                      328             918             299             850
     Interest on Federal funds purchased                               1               1              --              --
                                                                  ------          ------          ------          ------
              TOTAL INTEREST EXPENSE                                 402           1,093             360           1,039
                                                                  ------          ------          ------          ------

              NET INTEREST INCOME                                    609           1,652             473           1,433

PROVISION FOR LOAN LOSSES                                             52              80              --              --
                                                                  ------          ------          ------          ------

              NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                             557           1,572             473           1,433
                                                                  ------          ------          ------          ------

NONINTEREST INCOME
     Service charges on deposits                                      71             220              74             188
     Other income                                                     11              52              10              28
     Net realized gain (loss) available for
      sale securities                                                  -               -               5               1
                                                                  ------          ------          ------          ------
                                                                      82             272              89             217
                                                                  ------          ------          ------          ------
NONINTEREST EXPENSE
     Salaries and employee benefits                                  290             829             251             765
     Occupancy expenses                                               80             207              54             148
     Other expenses                                                  198             619             186             540
                                                                  ------          ------          ------          ------
                                                                     568           1,655             491           1,453
                                                                  ------          ------          ------          ------

INCOME BEFORE INCOME TAXES                                            71             189              71             197
INCOME TAX EXPENSE                                                    24              66              27              55
                                                                  ------          ------          ------          ------
              NET INCOME                                          $   47          $  123          $   44          $  142
                                                                  ======          ======          ======          ======

NET INCOME PER SHARE OF COMMON STOCK:
     Basic                                                        $  .05          $  .14          $  .07          $  .22
                                                                  ======          ======          ======          ======
     Diluted                                                      $  .05          $  .14          $  .07          $  .21
                                                                  ======          ======          ======          ======
DIVIDENDS PER SHARE OF COMMON STOCK                               $    -          $    -          $    -          $  .10
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

                       GEORGIA-CAROLINA BANCSHARES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                (dollars in thousands, except per share amounts)





                                                   Three              Nine               Three             Nine
                                                   Months             Months             Months            Months
                                                   Ended              Ended              Ended             Ended
                                                September 30,      September 30,     September 30,      September 30,
                                                    1999               1999               1998              1998
                                                ------------       -------------     -------------      -------------
NET INCOME                                           $  47             $123           $  44               $142
     Unrealized gain or (loss) on
      securities arising during current
      period, net of reclassification
      adjustment for net gains and
      losses included in net income,
      net of tax                                       (65)            (447)             90                121
                                                       ---             ----             ----               ---

COMPREHENSIVE INCOME (LOSS)                           $(18)            $(324)           $134              $263
                                                       ===              ====             ===               ===































See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                         --------------------
                                                                          1999          1998
                                                                         -------       ------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $    123       $   142
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                       113            78
         Provision for loan loss                                              80             -
         Deferred income tax                                                  12            44
         Adjustment to foreclosed real estate                                (10)            -
         Net increase in accrued interest receivable                         (58)          (54)
         Net increase in other assets                                        172          (207)
         Net increase in other liabilities                                   (36)          143
                                                                         -------       -------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                      396           146
                                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in federal funds sold                                    1,590           750
     Net decrease in interest-bearing deposits with banks                      -             1
     Net increase in loans, net                                          (12,109)       (2,010)
     Net purchase and proceeds, available-for-sale securities               1,07)         (857)
     Net purchases of premises and equipment                              (1,576)       (1,080)
     Proceeds from sale of foreclosed real estate                            263            53
                                                                         -------       -------
              NET CASH USED IN INVESTING ACTIVITIES                      (10,795)       (3,143)
                                                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                              7,484         2,886
     Proceeds from issuance of common stock, net of offering costs         3,834             -
     Dividends paid                                                            -            64
                                                                         -------       -------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         11,318         2,822
                                                                         -------       -------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                           919          (175)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                             1,130         1,546
                                                                         -------       -------

CASH AND DUE FROM BANKS AT END OF PERIOD                                 $ 2,049       $ 1,371
                                                                         =======       =======












See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First Bank of Georgia, (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1998.

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

The following reconciles, for the nine months ended September 30, 1999, the numerators and denominators of the basic and diluted earnings per share computations:


                                                                                   Weighted
                                                                                 Average Shares   Per-Share
                                                                  (Numerator)     (Denominator)    Amount
                                                                  -----------    --------------   ---------
     NET INCOME                                                   $123,000

     BASIC EPS
         Income available to common shareholders                   123,000           877,498       $ .14
                                                                                                    ====

     EFFECT OF DILUTIVE SECURITIES
         Options                                                         -            32,782
                                                                  --------           -------

     DILUTED EPS
         Income available to common shareholders
          and assumed conversions                                 $123,000           910,280       $ .14
                                                                   =======           =======       =====


                        GEORGIA-CAROLINA BANCSHARES, INC.

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 3 - STOCK OFFERING

During the quarter ended March 31, 1999, the Company completed an "any and all" best efforts public offering of its common stock. The Company issued 296,370 shares through this offering. Gross proceeds of the offering were $4,000,995. The Company incurred $167,866 of issuance costs that have been charged to the proceeds of the offering.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. This Statement was effective for the Company's year beginning January 1, 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the implementation date to the Company's year beginning January 1, 2001. Management of the Company is presently determining the effects of this Statement on the Company's financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW
The Company's net income was $47,000 for the third quarter of 1999, an increase of $3,000 (6.8%) from net income of $44,000 for the third quarter of 1998. Basic earnings per share were $0.05 for the third quarter of 1999, a decrease of $0.02 (28.6%) from $0.07 for the third quarter of 1998. Total consolidated assets at September 30, 1999 were $56,567,000, an increase of $10,958,000 (24%) from
December 31, 1998 total consolidated assets of $45,609,000 and an increase of $12,769,000 (29.1%) from September 30, 1998 total consolidated assets of $43,798,000.

The increase in net income for the three months ended September 30, 1999 resulted from an increase in net interest income of $136,000 (28.8%), offset by a $42,000 (11.7%) increase in interest expense, a $52,000 (100.0%) increase in the provision for loan losses, a $39,000 (15.5%) increase in personnel costs and benefits and a $26,000 (48.1%) increase in occupancy costs.

The Company's net income was $123,000 for the nine months ended September 30, 1999, a decrease of $19,000 (13.4%) from the nine months ended September 30, 1998. Basic earnings per share for the nine months ended September 30, 1999 was $0.14, a decrease of $0.08 (36.4%) from $0.22 for the nine months ended September 30, 1998. While net interest income increased $219,000 (15.3%) and noninterest income increased $55,000 (25.3%) from the nine months ended September 30, 1998, an increase of $80,000 (100.0%) in the provision for loan losses and an increase of $202,000 (13.9%) in noninterest expense offset the income increase, resulting in declined net income.

The return on average assets was .32% (annualized) for the nine months ended September 30, 1999, compared to .45% (annualized) for the nine months ended September 30, 1998. The return on average equity was 1.80% (annualized) for the nine months ended September 30, 1999, compared to 2.57% (annualized) for the nine months ended September 30, 1998.

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

Net interest income was $609,000 for the three months ended September 30, 1999, an increase of $136,000 (28.8%) from $473,000 for the three months ended September 30, 1998. The increase was primarily the result of investing increased deposit liability funds in loans. Interest-earning assets were $49,713,000 at September 30, 1999 compared to $38,836,000 at September 30, 1998, an increase of $10,877,000 (28%). Loans, the highest yielding component of interest-earning assets, were $34,069,000, an increase of $13,087,000 (62.4%) from the September 30, 1998 balance of $20,982,000. At September 30, 1999, loans represented 68.5% of interest-earning assets compared to 54.0% at September 30, 1998. Investments in securities were $12,494,000 at September 30, 1999, a decrease of $2,261,000 (15.3%) from the September 30, 1998 balance of $14,755,000. Interest-bearing deposits were $40,060,000 at September 30, 1999, an increase of $7,798,000 (24.2%) from the September 30, 1998 balance of $32,262,000. Time deposit accounts, which typically represent the highest cost of funds, increased $3,430,000 (17.4%) from September 30, 1998.

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company has obtained increasing funds to be invested in interest-earning assets from a capital stock offering completed in March of 1999 and through increased office locations providing additional access to deposit account customers. The Company's capital stock offering provided funds of approximately $3.8 million. These funds are being utilized to expand the Company's office locations but may be invested in earning assets until utilized. The Company is obtaining additional deposit funds primarily as a result of the new office location located in Augusta, Georgia on Wrightsboro Road. In October of 1999, the Company completed and opened a second Augusta location on Washington Road in Columbia County.

INTEREST INCOME
Interest income for the three months ended September 30, 1999 was $1,011,000, an increase of $178,000 (21.4%) from the three months ended September 30, 1998. The increase in interest income primarily resulted from the increase in interest-earning assets invested in loans. Interest income on loans was $773,000 for the three months ended September 30, 1999, an increase of $216,000 (38.8%) from the September 30, 1998 three month earnings of $557,000.

INTEREST EXPENSE
Interest expense for the three months ended September 30, 1999 was $402,000, an increase of $42,000 (11.7%) from $360,000 for the three months ended September 30, 1998. The increase primarily resulted from the increase in interest-bearing deposit accounts as previously discussed.

NONINTEREST INCOME
Noninterest income was $82,000 for the three months ended September 30, 1999, a decrease of $7,000 (7.9%) from the three months ended September 30, 1998. Service charges on deposit accounts decreased $3,000 (4.1%), while realized gains on sales of securities decreased $5,000 (100%). While deposit funds have increased from September 30, 1998, service charges on deposit accounts have remained constant as the primary growth in deposit funds has been in accounts that typically do not incur substantial service charges.

NONINTEREST EXPENSE
Noninterest expense was $568,000 for the three months ended September 30, 1999, an increase of $77,000 (15.7%) from the three months ended September 30, 1998. Salary and employee benefit costs increased $39,000 (15.5%) primarily as a result of additional employees hired at the Company's Augusta office in 1999. Occupancy expenses increased $26,000 (48.1%) primarily as a result of acquisitions of new equipment and as a result of expense incurred with the new office. Other operating expenses increased $12,000 (6.5%) in part as a result of additional fees incurred with the Augusta office.

INCOME TAXES
Income tax expense for the third quarter of 1999 was $24,000, a decrease of $3,000 (11.1%) from the comparable quarter of 1998. The Company's current tax provision for the nine months ended September 30, 1999 is $48,000. The Company has also recorded a deferred tax expense for the nine months ended September 30, 1999 of $18,000. The Company's tax expense for the current quarter has remained constant with the 1998 comparable quarter and has increased from the prior comparable year-to-date as a result of effects of the changes in the Bank's loan loss experience ratio and the related loan loss provision as allowed by income tax regulations.

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

Non-performing assets were $357,000 at September 30, 1999, compared to $473,000 at December 31, 1998 and $254,000 at September 30, 1998. The composition of non-performing assets for each date is shown below.


                                                        September 30,     December 31,     September 30,
                                                            1999             1998              1998
                                                        ------------      ------------     ------------
         Non-accrual loans                                $357,000         $220,000          $  1,000
         OREO, net of valuation allowance                        -          253,000           253,000
                                                           -------          -------           -------

                                                          $357,000         $473,000          $254,000
                                                           =======          =======           =======

The ratio of non-performing assets to total loans and other real estate was 1.0% at September 30, 1999, 2.1% at December 31, 1998, and 1.2% at September 30, 1998.

Reduction and disposition of non-performing assets is a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $52,000 during the quarter ended September 30, 1999. The ratio of allowance for loan losses to total loans was 2.8% at September 30, 1999. At December 31, 1998 the ratio was 3.7% and was 3.9% at September 30, 1998. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

                GEORGIA-CAROLINA BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at September 30, 1999 was 31.3%, compared to 44.0% at December 31, 1998, and 43.9% at September 30, 1998.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 3% for the leverage ratio. At September 30, 1999, the Bank's Tier I capital was 27.37% and total risk-based capital was 28.63%, compared to 26.1% and 27.4% at year-ended December 31, 1998, respectively. At September 30, 1999, the Bank's leverage ratio was 20.23% compared to 16.7% at December 31, 1998.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

YEAR 2000
A critical issue affecting companies that rely extensively on electronic data processing systems, such as the Company, is the Year 2000 issue. This issue deals with the Company's ability to process year-date data accurately beyond the year 1999. The Year 2000 issue has been a well-publicized, but nevertheless continually evolving issue. The Company is dependent upon electronic data processing for nearly all of its major activities. During 1997, the Company formed an internal task force, chaired by the Executive Vice President, to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and ensure that the Company takes any necessary measures. The Company believes that its systems, those of the Bank and its data processing service provider are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. As of September 30, 1999, the Company had spent approximately $49,000 to upgrade its software and hardware systems to help ensure that its systems would be Year 2000 compliant. The Company has issued a certification request to its data processing servicing provider seeking assurance that its systems will be Year 2000 compliant. The service provider has responded that its systems are Year 2000 compliant now. Testing of the Company's mission-critical systems has been completed and no problems have been identified.

                GEORGIA-CAROLINA BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of its loan portfolio solely due to this issue. All material relationships have been identified to assess the inherent risks. The Company continues to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

The Company's contingency plans relative to Year 2000 issues have been finalized. Management has developed a "worst case scenario" contingency plan which will, among other things, anticipate that the Company's deposit customers will have increased demands for cash in the latter part of 1999. The plan also provides for copies of documents to be produced in case of equipment failure, utilization of security personnel in case of security equipment failure, manual posting of transactions, hiring of temporary additional personnel and telephone verification of information normally received by electronic means.

                                     PART II
                                OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit No.      Description
              -----------      -----------

                  27           Financial Data Schedule (for SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        GEORGIA-CAROLINA BANCSHARES, INC.



                                      By:  /s/ Patrick G. Blanchard, Sr.
                                           -------------------------------------
                                           Patrick G. Blanchard, Sr.
                                           President and Chief Executive
                                           Officer principal executive officer)



   November 12, 1999                  By:  /s/ J. Harold Ward, Jr.
-------------------------                  -------------------------------------
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