Form 10KSB
period 1999-12-31
GEORGIA CAROLINA BANCSHARES INC
filed 2000-03-30
CIK 1044082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            --------------------------

                                  FORM 10-KSB
                 ----------------------------------------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

   Securities registered under Section 12(g) of the Securities Exchange Act:
                         Common Stock, $0.001 Par Value
   -------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

Revenue for the fiscal year ended December 31, 1999: $4,283,000

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant (585,843 shares) on March 20, 2000 was $7,539,799 based on the closing price of the registrant's common stock as reported on the Over-The-Counter-Bulletin Board on March 20, 2000. For purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered affiliates of the registrant at that date.

As of March 20, 2000, 931,750 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders scheduled to be held May 17, 2000 are incorporated by reference in response to
Part III of this Report.

Transitional Small Business Disclosure Format (check one)
Yes  [ ]   No  [X]

                                     PART I


         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2000 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Georgia-Carolina Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Georgia on January 31, 1997, to operate as a bank holding company under the federal Bank Holding Company Act of 1956, as amended.

         The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the "Bank"), a state-chartered commercial bank that operates two offices in Thomson, Georgia under the name First Bank-McDuffie and two offices in the Augusta, Georgia area under the names First Bank -- Augusta and First Bank -- Columbia County, respectively. The Bank opened the Daniel Village Office in Augusta in March 1999 and opened the West Town Office in Martinez, Georgia in October 1999. The Bank has entered into agreements to purchase sites for two additional branches, one in Augusta and one in Columbia County. The Bank expects to begin construction on the Augusta branch office in the second quarter of 2000. The Bank does not expect to begin construction on the Columbia County branch office until 2001.

         The Bank began operations in January 1989 as an independent, locally owned commercial bank conducting business in McDuffie County, Georgia. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank operates as a locally-owned bank that targets the banking needs of individuals and small to medium sized businesses by emphasizing personal service.

         The Bank offers a full range of deposit and lending services and is a member of an electronic banking network, which enables its customers to use the automated teller machines of other financial institutions. In addition, the Bank offers commercial and business credit services, as well as various consumer credit services, including home mortgage loans, automobile loans, lines of credit, home equity loans, home improvement loans and credit card accounts. In September 1999, the Bank established the Mortgage Division of the Bank which originates mortgage loans and offers a variety of other mortgage products. The Bank is in the process of expanding its mortgage lending operations through the acquisition of certain mortgage banking offices from another financial institution. The offices are located in Augusta, Warner Robins and Savannah. The acquisition of these mortgage banking offices will involve the hiring of executives and staff employees, the assumption of leases, the purchase of fixed assets for a price of approximately $200,000, and the potential to purchase a $15 million loan portfolio.

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

         In February 1997, while Bank management and the Board of Directors of the Bank were pursuing the organization of the Company, the Bank was contacted by certain businessmen located in and around Augusta, Georgia who were interested in chartering a new bank to serve the markets of Augusta and neighboring Columbia County as a subsidiary of the Company. In October 1997, the Company and the businessmen reached an agreement, subsequently approved by the Company's shareholders and subject to certain other conditions, whereby the Company agreed to register certain shares of its common stock for sale to the public and to use the proceeds of such sale to expand the Bank, through the establishment of offices, into Augusta and Columbia County. In March 1999, the Company completed a best efforts public offering of its common stock as a result of which the Company sold 296,370 shares and received proceeds of approximately $4,000,995.

MARKET AREA AND COMPETITION

         The primary service area (the "PSA") of the Bank is the county of McDuffie, Georgia and the community of Thomson, Georgia which is approximately 30 miles west of Augusta, Georgia. As a result of the Bank's opening of its two new branch offices, the Bank is now serving customers in the Augusta area. The Bank encounters competition in its PSA and in surrounding areas from other commercial banks. These competitors offer a full range of banking services and compete for all types of services, especially deposits. In addition, in certain aspects of its banking business, the Bank also competes with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds, and other financial services companies which have recently started to attract customers that have traditionally been served by banks.

         The extent to which other types of financial services companies compete with commercial banks has increased significantly over the past several years as a result of federal and state legislation which has permitted these organizations to compete for customers and offer products that have historically been offered by banks. The impact of this legislation and other subsequent legislation on the financial services industry cannot be predicted. See "- Supervision and Regulation."

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following table presents the average balance sheet of the Bank for the years ended December 31, 1999 and 1998. Also presented is the Bank's actual interest income and expense from each asset and the average yield of each interest-earning asset and the average cost of each interest-bearing liability. This table includes all major categories of interest-earning assets and interest-bearing liabilities:

                             AVERAGE BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                              December 31,
                                            --------------------------------------------------------------------------------
                                                         1999                                           1998
                                            ----------------------------------           -----------------------------------
                                                          Interest     Average                         Interest    Average
                                             Average      Income/      Yield/             Average      Income/      Yield/
                                             Balance      Expense       Rate              Balance      Expense       Rate
ASSETS
INTEREST-EARNING ASSETS
  Loans, net of unearned income             $ 30,602     $  2,818         9.21%          $ 21,533     $  2,232        10.37%
  Investment securities                       13,024          809         6.21%            14,477          897         6.20%
  Interest-bearing deposits in banks              --           --           --                100            7         7.00%
  Federal funds sold                           5,305          284         5.35%             3,370          169         5.01%
                                            --------     --------                        --------     --------
     TOTAL INTEREST-EARNING ASSETS            48,931        3,911         7.99%            39,480        3,305         8.37%
                                                         --------                                     --------

NON-INTEREST EARNING ASSETS
  Cash and due from banks                      1,478                                        1,770
  Bank premises and fixed assets               3,477                                        1,976
  Accrued interest receivable                    404                                          412
  Other assets                                 1,409                                          717
  Allowance for loan losses                     (922)                                        (824)
                                            --------                                     --------
     TOTAL ASSETS                           $ 54,777                                     $ 43,531
                                            ========                                     ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
INTEREST-BEARING DEPOSITS
  NOW accounts                              $  7,035     $    127         1.80%          $  7,601     $    145         1.91%
  Savings accounts                             2,407           60         2.49%             1,970           50         2.54%
  Money market accounts                        7,208          273         3.79%             3,034          101         3.33%
  Time accounts                               22,431        1,191         5.31%            19,065        1,104         5.79%
                                            --------     --------                        --------     --------
     TOTAL INTEREST-BEARING DEPOSITS          39,081        1,651         4.22%            31,670        1,400         4.42%

OTHER INTEREST-BEARING
 LIABILITIES
  Funds purchased                                153            6         3.97                 --           --           --
                                            --------     --------                        --------     --------     --------
     TOTAL INTEREST-BEARING LIABILITIES       39,234        1,657         4.22%            31,670        1,400         4.42%

NONINTEREST-BEARING LIABILITIES
 AND SHAREHOLDERS' EQUITY
  Demand deposits                              5,030                                        4,046
  Other liabilities                              470                                          446
  Shareholders' equity                        10,043                                        7,369
                                            --------                                     --------
     TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                $ 54,777                                     $ 43,531
                                            ========                                     ========

Interest rate spread                                                      3.77%                                        3.95%
Net interest income                                         2,254                                        1,905
Net interest margin                                                       4.62%                                        4.83%
Average interest-earning assets to
 average total assets                                                    89.33%                                       90.69%
Average loans to average deposits                                        69.37%                                       60.29%

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

                                                           Year Ended December 31, 1999
                                                                  compared with
                                                           Year Ended December 31, 1998
                                                           (Dollar amounts in thousands)
                                                      --------------------------------------
                                                      Increase (Decrease) Due to
                                                      --------------------------
                                                       Volume           Rate         Total
                                                      --------       -----------    --------

Interest earned on:
  Tax-exempt securities                               $    (13)      $     (1)      $    (14)
  Taxable securities                                       (69)            (5)           (74)
  Federal funds sold                                       140            (25)           115
  Net loans                                                806           (220)           586
  Interest-bearing deposits in banks                        (7)            --             (7)
                                                      --------       --------       --------

Total interest income                                      857           (251)           606
                                                      --------       --------       --------

Interest paid on:
  NOW deposits                                              (4)           (13)           (17)
  Money market deposits                                    151             21            172
  Savings deposits                                          11             (1)            10
  Time deposits                                            197           (111)            86
  Funds purchased                                            6             --              6
                                                      --------       --------       --------

Total interest expense                                     361           (104)           257
                                                      --------       --------       --------

Increase (decrease) in net interest income            $    496       $   (147)      $    349
                                                      ========       ========       ========

                                                           Year Ended December 31, 1999
                                                                  compared with
                                                           Year Ended December 31, 1998
                                                           (Dollar amounts in thousands)
                                                      --------------------------------------
                                                      Increase (Decrease) Due to
                                                      --------------------------
                                                       Volume           Rate         Total
                                                      --------       -----------    --------
Interest earned on:
  Tax-exempt securities                               $    (34)      $     (3)      $    (37)
  Taxable securities                                       205            (29)           176
  Federal funds sold                                        23            (14)             9
  Net loans                                                169             29            198
  Interest-bearing deposits in banks                        (3)            (1)            (4)
                                                      --------       --------       --------

Total interest income                                      360            (18)           342
                                                      --------       --------       --------

Interest paid on:
  NOW deposits                                              60            (17)            43
  Money market deposits                                     13              4             17
  Savings deposits                                           4              1              5
  Time deposits                                             69             55            124
  Funds purchased                                           (1)            (1)            (2)
                                                      --------       --------       --------

Total interest expense                                     145             42            187
                                                      --------       --------       --------

Change in net interest income                         $    215       $    (60)      $    155
                                                      ========       ========       ========


DEPOSITS

         The Bank offers a wide range of commercial and consumer interest bearing and non-interest bearing deposit accounts, including checking accounts, money market accounts, negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, certificates of deposit and regular savings accounts. The Bank also provides interest bearing commercial sweep accounts. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and similar items.

         The following table details, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                             Year Ended December 31, 1999          Year Ended December 31, 1998
                                          ---------------------------------     ----------------------------------
                                            (Dollar amounts in thousands)         (Dollar amounts in thousands)
Deposit Category                          Average Amount  Average Rate Paid     Average Amount   Average Rate Paid
----------------                          --------------  -----------------     --------------   -----------------
Non-interest bearing demand deposits        $  5,030             --                 $  4,046             --

NOW and money market deposits                 14,243           2.81%                  10,635           2.30%

Savings deposits                               2,407           2.49%                   1,970           2.54%

Time deposits                                 22,431           5.31%                  19,065           5.79%

         The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 1999 were as follows:

                                                                                 (In thousands)
Three months or less                                                                $  2,691
Over three months through twelve months                                                4,972
Over twelve months                                                                     1,187
                                                                                    --------
                          Total                                                     $  8,850
                                                                                    ========

LOAN PORTFOLIO

         The Bank engages in a full complement of lending activities, including commercial, consumer/ installment and real estate loans. The Bank concentrates its lending efforts in the areas of consumer/ installment and real estate loans, particularly home mortgage lending. As of December 31, 1999, the Bank's loan portfolio consisted of 29% commercial loans, 11% consumer/installment loans and 60% real estate loans.

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

         The Bank may originate loans and participate with other banks with respect to loans which exceed the Bank's lending limits or established credit criteria. In addition, the Bank may participate in loans originated by other banks. Management of the Bank does not believe that loan participations will necessarily pose any greater risk of loss than loans which the Bank originates.

         The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 1999 and 1998 and the total amount of all loans for such periods:

                                                                                     December 31,
                                                                            -----------------------------
                                                                               1999              1998
                                                                            -----------       -----------
                                                                            (Dollar amounts in thousands)
Type of Loan
------------

  Commercial, financial and agricultural                                      $ 10,468          $  3,969
  Real estate - construction                                                     5,458             5,614
  Real estate - mortgage                                                        16,033            10,084
  Installment and consumer                                                       4,159             3,212
                                                                              --------          --------

                          Subtotal                                              36,118            22,879

Less:
-----
  Unearned income and deferred loan fees                                           (25)               (4)
  Allowance for possible loan losses                                            (1,000)             (835)
                                                                              --------          --------

                         Total (net of allowance)                             $ 35,093          $ 22,040
                                                                              ========          ========


         The table below presents an analysis of maturities of certain categories of loans as of December 31, 1999:


                                                      Due in 1     Due in 1 to      Due After
Type of Loan                                        Year or Less     5 Years         5 Years        Total
------------                                        ------------  -------------    -----------    ---------
                                                                 (Dollar amounts in thousands)

Commercial, financial and agricultural                $  4,265      $  1,882        $  4,321      $ 10,468
Real estate construction                                 4,603           847               8         5,458
                                                      --------      --------        --------      --------

                        Total                         $  8,868      $  2,729        $  4,329      $ 15,926
                                                      ========      ========        ========      ========

         The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 1999:

                  Loans due after 1 year with predetermined interest rates        $6,383,077

                  Loans due after 1 year with floating interest rates             $       --

         Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or, when in management's judgment, the interest will not be collectible in the normal course of business. At December 31, 1999, the Bank had nine loans aggregating $1,140,000 accounted for on a nonaccrual basis, and there was one loan that was past due 90 days or more as to principal or interest and was still accruing. At December 31, 1998, the Bank had three loans aggregating $220,000 accounted for on a nonaccrual basis, and there were two loans aggregating $1,000 which were past due 90 days or more and were still accruing.

         At December 31, 1999 and 1998, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Bank's loss experience is furnished in the following table for the periods indicated.

                                                             Summary of Loan Loss Experience
                                                             -------------------------------
                                                                      December 31,
                                                                1999                  1998
                                                              --------              --------
                                                               (Dollar amounts in thousands)

Allowance for loan losses, beginning of year                  $    835              $    752

Charge-offs:
  Installment and consumer                                         (15)                  (34)
  Credit cards                                                      (6)                   (3)
                                                              --------              --------
                                                                   (21)                  (37)
                                                              --------              --------

Recoveries:
  Commercial, financial and agricultural (primarily
   single payment)                                                   2                    22
  Installment and consumer                                          68                    98
  Credit cards                                                       1                    --
                                                              --------              --------
                                                                    71                   120
                                                              --------              --------

Net (charge-offs) recovery                                          50                    83
                                                              --------              --------
Provision charged to operations                                    115                    --
                                                              --------              --------

Allowance for loan losses, end of year                        $  1,000              $    835
                                                              ========              ========

Ratio of net charge-offs (recoveries) during the period
 to average loans outstanding during the period                  (0.16)%               (0.39)%


LOAN LOSS ALLOWANCE

         In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.

         Accordingly, management has established an allowance for loan losses, which totaled approximately $1.0 million at December 31, 1999, which is allocated according to the following table:

                                                   Allowance for Loan Losses
                                             -----------------------------------
                                                                Percent of Loans
                                                                In Each Category
                                             Amount              To Total Loans
                                            --------            ----------------
                                              (Dollar amounts in thousands)
Commercial, financial and agricultural      $     99                      28.98%
Real estate - construction                        44                      15.11
Real estate - mortgage                           522                      44.39
Installment and consumer                          85                      11.52
Unallocated                                      250                        N/A
                                            --------                   --------

                                 Total      $  1,000                      100.0%
                                            ========                   ========

         In evaluating the Bank's allowance for loan losses, management has taken into consideration concentrations within the loan portfolio, past loan loss experience, growth of the portfolio, current economic conditions and the appraised value of collateral securing loans. Although management believes the allowance for loan losses is adequate, their evaluation is dependent upon future events. Management's evaluation of losses is a continuing process which may necessitate adjustments to the allowance in future periods.

         The Bank's commercial loans represent approximately 29% of outstanding loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, approximately 98% of these commercial loans at December 31, 1999 were made on a secured basis. Management believes that the secured condition of a substantial portion of the commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

         The Bank's installment and consumer loan portfolio is also well secured. At December 31, 1999, the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans inherently possess less risk than other categories of loans.

         Real estate mortgage loans constitute 44% of outstanding loans. Approximately $6.3 million or 40% of this category represents residential real estate mortgages. The remaining portion of this category consists of commercial real estate loans. Management believes the risk of loss for commercial real estate loans is generally higher than residential loans. Management continuously monitors the performance of the commercial real estate portfolio and collateral values.

         Real estate construction loans represent approximately 15% of the Bank's outstanding loans at December 31, 1999. Included in this category of the loan portfolio are construction and development mortgage loans for real estate located in suburban Atlanta, Georgia. These loans are generated by a third-party loan broker and consist primarily of construction loans to builders of new homes and commercial office buildings. Management of the Bank closely monitors the performance of these loans and periodically inspects properties and development progress. Management considers these factors in estimating and evaluating the allowance for loan losses.

         The Bank's Board of Directors monitors the loan portfolio quarterly to enable the Board to evaluate the adequacy of the allowance for loan losses. The Board reviews the loans as rated for performance classification and the resulting allowance resulting from the classifications. The provision for loan losses charged to operations is based on this determined allowance. In addition, the Board considers such factors as delinquent loans, collateral values and economic conditions in their evaluation of the adequacy of the allowance for loan losses.

INVESTMENTS

         As of December 31, 1999, federal funds sold and investment securities comprised approximately 41% of the Bank's assets, with loans comprising approximately 48% of the Bank's assets. The Bank invests primarily in obligations of the United States or agencies of the United States, mortgage-backed securities and obligations, other taxable securities and in certain obligations of states and municipalities. The Bank also enters into federal funds transactions with its principal correspondent banks, and primarily acts as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank.

         The following table presents, for the dates indicated, the estimated fair market value of the Bank's investment securities available-for-sale. The Bank has classified as available-for-sale all investment securities.

                                                                           December 31,
                                                                     -----------------------
                                                                       1999           1998
                                                                     --------       --------
                                                                  (Dollar amounts in thousands)
Obligations of U.S. government agencies                              $ 11,073       $ 12,499
U.S. Treasury notes                                                        --             --
Mortgage-backed securities                                                420            740
State, county and municipal securities                                    806            837
                                                                     --------       --------
                                                                       12,299         14,076
Federal Home Loan Bank stock                                              137            132
                                                                     --------       --------

              Total                                                  $ 12,436       $ 14,208
                                                                     ========       ========


         The following tables present the contractual maturities and weighted average yields of the Bank's investments:

                                                              Maturities of Investment Securities
                                                      -----------------------------------------------------
                                                                     After One     After Five
                                                       Within         Through       Through         After
                                                      One Year      Five Years     Ten Years      Ten Years
                                                      --------      ----------     ----------     ---------

                                    (Dollar amounts in thousands)
Obligation of U.S. government agencies                $     --       $  5,508       $  5,565       $     --
U.S. Treasury notes                                         --             --             --             --
Mortgage-backed securities                                  61            349             --             10
State, county and municipal securities                      --            704            102             --
Federal Home Loan Bank stock                                --             --             --            137
                                                      --------       --------       --------       --------
                             Total                    $     61       $  6,561       $  5,667       $    147
                                                      ========       ========       ========       ========

                                                                               Weighted Average Yields
                                                                -----------------------------------------------------
                                                                               After One     After Five
                                                                 Within        Through        Through         After
                                                                One Year      Five Years     Ten Years      Ten Years
                                                                --------      ----------     ----------     ---------
Obligation of U.S. government agencies                                --%          6.09%          6.39%            --%
U.S. Treasury notes                                                   --             --             --             --
Mortgage-backed securities                                          6.10           5.48             --          10.00
State, county and municipal securities                                --           4.50           4.99             --
Federal Home Loan Bank stock                                          --             --             --           7.50
                                                                --------       --------       --------       --------

                             Total weighted average yield           6.10%          5.92%          6.33%          7.67%
                                                                ========       ========       ========       ========

         With the exception of the U.S. Treasury notes and U.S. government agencies securities shown above, the Bank did not have investments with a single issuer exceeding, in the aggregate, 10% of the Bank's shareholders' equity.

RETURN ON EQUITY AND ASSETS

         The following table presents certain profitability, return and capital ratios for the Company at or as of the end of the past two fiscal years.

                                                                                       December 31,
                                                                                 ----------------------
Ratio                                                                              1999          1998
-----                                                                            --------      --------
Return on Assets                                                                    .12%           .11%
Return on Equity                                                                    .78%           .65%
Dividend Payout                                                                      --         131.25%
Equity to Assets                                                                  14.91%         16.18%

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

CORRESPONDENT BANKING

         Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, over line and liquidity loan participations and sales of loans to or participations with correspondent banks.

         The Bank sells loan participations to correspondent banks. Management of the Bank has established correspondent relationships with The Bankers Bank, SunTrust Bank and Regions Bank. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondent in non-interest bearing accounts.

DATA PROCESSING

         The Bank has entered into a data processing servicing agreement with The Intercept Group, Inc. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.

FACILITIES

         The Company's main office is located at 110 East Hill Street in Thomson, Georgia. The property consists of a two-story building with approximately 6,000 square feet of usable space on the first floor and approximately 2,800 square feet of unfinished space on the second floor designated for future expansion. The building is constructed on 3.4 acres of land owned by the Bank. In addition, the Bank's branch office, which is located at 1043 Washington Road, in Thomson, Georgia, is approximately two miles north of the Bank's main office. The Thomson branch office is approximately 2,600 square feet in size and is located on 1.25 acres of land.

         In March 1999, the Bank officially opened its Daniel Village Office at 2805 Wrightsboro Road at Daniel Village in Augusta, Georgia. The Daniel Village Office is approximately 3,300 square feet in size and located on approximately
 .90 acres of land. In addition, in October 1999, the Bank opened the West Town Office at 3820 Washington Road in the business district of Martinez, Georgia, which is located in Columbia County. The West Town Office is approximately 4,200 square feet in size and located on approximately 1.0 acre of land.

         The Bank has entered into agreements to purchase sites for two additional branches, one in Augusta and one in Columbia County. The purchase prices for the properties in Augusta and Columbia County are expected to be approximately $550,000 and $375,000, respectively.

EMPLOYEES

         The Bank employs 44 persons on a full-time or part-time basis, including nine officers. The Bank will hire additional persons as needed on a full-time or part-time basis, including additional tellers and customer service representatives.

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

         On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act was signed into law. The Financial Services Modernization Act eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956, among other statutes. Further, it allows for the affiliation of banking, securities and insurance activities in new financial services organizations.

         A dominant theme of the new legislation is functional regulation of financial services, with the primary regulator of the Company being the agency which traditionally regulates the activity in which the Company wishes to engage. For example, the Securities and Exchange Commission will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

         The principal provisions of the Financial Services Modernization Act will permit the Company, if it meets the standards for a "well-managed" and "well-capitalized" institution and has at least a "satisfactory" Community Reinvestment Act performance, to engage in any activity that is "financial in nature," including security and insurance underwriting, investment banking, and merchant banking investing in commercial and industrial companies. The Company, if it satisfies the above criteria, can file a declaration of its status as a "financial holding company" ("FHC") with the Federal Reserve, and thereafter engage directly or through nonbank subsidiaries in the expanded range of activities which the Financial Services Modernization Act identifies as financial in nature. Further, the Company, if it elects FHC status, will be able to pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Financial Services Modernization Act will also allow the Bank, with FDIC approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Financial Services Modernization Act as being financial in nature. Such a subsidiary, though, is not permitted to engage in insurance underwriting or annuity issuance, real estate development, investment activities, or merchant banking activities. Further, any financial subsidiary that the Bank created would generally be treated as an affiliate of the Bank, rather than as a subsidiary for purposes of affiliate transaction restrictions of Sections 23A and 23B of the Federal Reserve Act.

         It is expected that the Financial Services Modernization Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

         A bank holding company which has not elected to become a FHC will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, these non-FHC bank holding companies will still be able to engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies. These activities, including those listed below, are left unchanged by the Financial Services Modernization Act which does not prohibit non-FHC bank holding companies from engaging in these activities. The list of permissible nonbanking activities includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

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

         The Company is also regulated by the Georgia Banking Department under the Financial Institutions Code of Georgia, which requires a Georgia bank holding company to obtain the prior approval of the Georgia Banking Department before (i) acquiring 5% or more of the voting shares of any bank; or (ii) all or substantially all of the assets of a bank; or (iii) before merging or consolidating with any other bank holding company; or (iv) taking any action that causes any company to become a subsidiary of a bank holding company; or
(v) taking any action that causes a bank to become a subsidiary of a bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any bank unless the bank being acquired has been in existence and continuously operating as a bank for a period of five years or more prior to the date of acquisition is either (i) a "bank" for purposes of the federal Bank Holding Company Act of 1956 or (ii) a "savings and loan," a "state savings and loan," a "savings bank," or a "federal savings bank" whose deposits are insured by the federal deposit insurance program.

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

         In response to the directive issued under the Act, the FDIC adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the proposed capital thresholds:

                                                  Total Risk -           Tier I Risk -          Tier I
                                                  Based Capital          Based Capital         Leverage
                                                      Ratio                  Ratio               Ratio
                                                  -------------          -------------         --------

Well capitalized(1)                                    10%                    6%                   5%

Adequately capitalized(1)                               8%                    4%                   4%(2)

Undercapitalized(4)                                    <8%                   <4%                  <4%(3)

Significantly undercapitalized(4)                      <6%                   <3%                  <3%

Critically undercapitalized                            --                    --                  < 2%(5)
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

         The FDICIA also provides that each Federal banking agency must prescribe safety and soundness standards in certain areas of banking practice. In order to comply with the FDICIA, the Federal Reserve Board and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

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

         In March 1999, the Bank officially opened its Daniel Village Office at 2805 Wrightsboro Road at Daniel Village in Augusta, Georgia. The Daniel Village Office is approximately 3,300 square feet in size and located on approximately
 .90 acres of land. In addition, in October 1999, the Bank opened the West Town Office at 3820 Washington Road in the business district of Martinez, Georgia, which is located in Columbia County. The West Town Office is approximately 4,200 square feet in size and located on approximately 1.0 acre of land.

         The Bank has entered into an agreement to purchase a parcel of land for a future branch site of approximately .80 acres located in the medical center area of Augusta for a purchase price of approximately $550,000. The Bank expects to close the transaction in the second quarter of 2000, at which time it intends to begin construction on the branch office. The Bank has also entered into an agreement to purchase a parcel of land for a future branch site of approximately
1.0 acre located in Martinez, Georgia in Columbia County for a purchase price of approximately $375,000. The Bank expects to close the transaction in the second quarter of 2000 and to begin construction in 2001.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter ended December 31, 1999 to a vote of security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         A.       MARKET INFORMATION

                  The Company's common stock began trading on the Over-The-Counter Bulletin Board under the symbol "GECR" in May 1999. Prior to this time, there was no established public market for the Company's common stock. The market for the Company's common stock must be characterized as a limited market due to its relatively low trading volume and analyst coverage. The following table sets forth for the periods indicated the quarterly high and low bid quotation per share as reported by the Over-The-Counter Bulletin Board. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.


                                                           HIGH          LOW
                                                           ----          ---
         Fiscal year ended December 31, 1999
                  Second Quarter........................  $13.50       $11.75
                  Third Quarter.........................  $13.50       $11.75
                  Fourth Quarter........................  $13.50       $11.75

         B.       HOLDERS OF COMMON STOCK

                  As of March 20, 2000, the number of holders of record of the Company's common stock was 737.

         C.       DIVIDENDS

                  Subsequent to the Bank's reorganization into a holding company structure, the Company paid a cash dividend of $.10 per share in April 1998. No dividends were paid in 1999.

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

THE COMPANY

         Certain financial information for the Company and the Bank consolidated, and solely for the Bank as of and for the years ended December 31, 1999 and 1998 is presented below:

                                       1999                          1998
                                --------------------         -------------------
                                 Total         Net            Total        Net
                                 Assets      Income           Assets     Income
                                --------     -------         -------     -------
                                         (Dollar amounts in thousands)
     Consolidated                $72,719      $ 71           $45,609      $ 48

     Bank only                   $72,708      $ 95           $45,797      $201

         During 1999, the Company funded operational costs through internally generated funds. The Company incurred approximately $28,000 in operational costs for the year ended December 31,1999. During 1999, the Company completed an "any and all" best efforts public offering of its common stock. The Company sold 296,370 shares and received gross proceeds of $4,000,995. After offering expenses, the Company retained approximately $3.8 million of the proceeds and contributed approximately $3.6 million of these proceeds to the Bank as additional capital.

         During the year ended December 31, 1998, the Company funded its operational costs through a $93,000 dividend from the Bank. Throughout 1998, the Company was in the process of raising capital to fund the expansion of the Company to new market areas. Substantial costs were incurred in an effort to raise capital for the Company. The services of a third party were obtained to fully underwrite a firm commitment basis offering. However, due to unfavorable market conditions, the third party withdrew from the process prior to closing the offering. Costs incurred relating to the efforts to raise capital included legal fees related to the offering, legal and accounting fees for the preparation of the registration statement, and an independent pricing appraisal. These costs were funded by the Bank with the Company recording a corresponding intercompany liability. A portion of these incurred costs were capitalized due to their future benefit to a private placement offering. The remainder of the costs were charged to expense.

THE BANK

RESULTS OF OPERATIONS

1999 Compared to 1998

         For the year ended December 31, 1999, assets increased and earnings decreased. Total assets increased 59.0% to $72,708,000 from $45,797,000 in 1998. Average total assets were $54,777,000 for 1999 and were $43,531,000 for 1998, an increase of $11,246,000 or 25.8%. This increase in assets is reflected in increases in federal funds sold, net loans and bank premises and equipment. Bank premises and equipment increased $1,589,000, or 64.7%, from $2,457,000 at December 31, 1998 to $4,046,000 at December 31, 1999. This increase resulted from the Bank opening two new locations in Augusta, Georgia and Martinez, Georgia during 1999. Net loans increased from $22,040,000 in 1998 to $35,093,000 in 1999, a change of $13,053,000, or 59.2%. This increase is a direct result of the Bank's expansion to new market areas through the opening of two new locations during 1999. Commercial loans increased $6,499,000, or 163.7%, to $10,468,000 in 1999 from $3,969,000 in 1998. Real estate mortgage loans increased $5,949,000, or 59.0% to $16,033,000 in 1999 from $10,084,000 in
1998. These increases are the result of the Bank's continuing efforts to obtain these types of lending opportunities.

         The allowance for loan losses was $1,000,000 at December 31, 1999 and was $835,000 at December 31, 1998. This represents an increase of $165,000 or 19.8%. The increase in the allowance is based on management's rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the growth in the Bank's portfolio. The Bank's ratio of allowance for loan losses to gross loans was 2.77% at December 31, 1999 and was 3.65% at December 31, 1998.

         The asset growth of the Bank during 1999 was funded through additional capital provided by the Company, and through deposit account growth resulting from the Bank's expansion to new market areas. Total deposit accounts at December 31, 1999 were $61,325,000, an increase of $23,589,000, or 62.5%, from
$37,736,000 at December 31, 1998.

         The Bank's loan to deposit ratio was 58.9% at December 31, 1999 and 62.3% at December 31, 1998.

         Interest income was $3,911,000 for the year ended December 31, 1999, compared to $3,305,000 for the year ended December 31, 1998. This represents an increase of $606,000, or 18.3%. This increase was primarily attributable to a net volume increase in interest income from loans of $586,000. Interest expense increased $257,000, or 18.4%, from $1,400,000 for 1998 to $1,657,000 for 1999.
This increase resulting primarily from the effects of volume and rate increases in money market accounts and time deposits. Noninterest bearing deposits increased $1,556,000 from $4,179,000 for the year ended December 31, 1998 to $5,735,000 for the year ended December 31, 1999. Net interest income for the year ended December 31, 1999 was $2,254,000, representing an increase of $349,000, or 18.3%, from $1,905,000 for the year ended December 31, 1998.

         Noninterest income increased from $312,000 for the year ended December 31, 1998 to $372,000 for the year ended December 31, 1999, an increase of $60,000, or 19%. This increase is primarily due to an increase in service charges resulting from deposit account growth.

         Noninterest expense increased from $1,931,000 for the year ended December 31, 1998 to $2,400,000 for the year ended December 31, 1999, an increase of $469,000 or 24.3%. The increase primarily resulted from increased personnel and occupancy costs resulting from the opening of two new locations during 1999.

         Net income declined $106,000 or 53% from $201,000 for the year ended December 31, 1998 to $95,000 for the year ended December 31, 1999 principally as a result of the increase in noninterest expense discussed above.

1998 Compared to 1997

         For the year ended December 31, 1998, assets increased and earnings decreased. Total assets increased by 12.9% from $40,561,000 in 1997 to $45,797,000 in 1998. Average total assets were $43,531,000 for 1998 and were $37,586,000 for 1997, an increase of $5,945,000, or 15.8%. This increase in assets resulted partially from an increase in bank premises and fixed assets of $1,012,000, or 70.0%, from $1,446,000 in 1997 to $2,457,000 in 1998. This increase resulted from the acquisition of additional property and the construction of a new office located in Augusta, Georgia. Net loans increased from $18,792,000 in 1997 to $22,040,000 in 1998, a change of $3,248,000, or
17.3%. The increase in lending activity included a $721,000, or 14.7%, increase from 1997 in real estate construction and development lending, which includes the Bank's construction lending in suburban Atlanta. In addition, real estate mortgage loans increased $947,000, or 10.4%, from 1997, primarily resulting from the Bank's continued efforts to obtain this type of loan for its portfolio. The allowance for loan losses was $835,000 at December 31, 1998 and was $752,000 at December 31, 1997. This represents an increase of $83,000, or 11.0%. The increase in the allowance is due to an increase in net recoveries during 1998. The increase in the allowance is based on management's rating and assessment of the loan portfolio and the credit risk inherent in the portfolio. The Bank's ratio of allowance for loan losses to gross loans was 3.65% at December 31, 1998 and was 3.81% at December 31, 1997.

         The increase in loan demand is reflected in the Bank's loan to deposit ratio of 62.3% for 1998, compared to 59.9% in 1997. This increase contributed to an increase in total interest income of $342,000, or 11.5%, from $2,963,000 for the year ended December 31, 1997 to $3,305,000 for the year ended December 31, 1998. Net interest income increased $155,000, or 8.9%, from $1,705,000 for the year ended December 31, 1997 to $1,905,000 for the year ended December 31, 1998. While total interest income for 1998 increased, the Bank's total interest expense also increased $187,000, or 15.4%. The increase in interest expense resulted from a volume increase in substantially each type of interest bearing deposit account offered by the Bank.

         Noninterest income increased $55,000, or 21.4%, from $257,000 for the year ended December 31, 1997 to $312,000 for the year ended December 31, 1998. The increase primarily resulted from an increase in service charges on deposit accounts.

         Noninterest expense increased $364,000, or 23.2%, from $1,567,000 for the year ended December 31, 1997 to $1,931,000 for the year ended December 31, 1998. The increase primarily resulted from increased personnel, depreciation and data processing expenses. Personnel costs, consisting of salaries and employee benefits, increased $190,000, or 22.9%, primarily as a result of the Bank obtaining additional lending personnel to support the expansion of the Company into new market areas.

         Net income declined $75,000, or 27.2%, from $276,000 for the year ended December 31, 1997 to $201,000 for the year ended December 31, 1998 as a result of each of the above matters.

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

         As of December 31, 1999, the Bank's liquidity ratio was 47.2% as compared to 45.5% at December 31, 1998. In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with The Bankers Bank and SunTrust Bank. Management is not aware of any demands, commitments or uncertainties which could materially affect the Bank's liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities on December 31, 1998 with a market value of $12.4 million in its available-for-sale portfolio which would provide an additional source of liquidity.

         Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank's exposure to interest rate risk. Various assets and liabilities are termed to be "rate sensitive" when the interest rate can be replaced. By definition, the "gap" is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon. At December 31, 1999, the Bank was slightly asset sensitive through six months, and through one year as well. As it appears that interest rates may be more likely to rise than to fall, the Bank will be in a position to increase the net interest margin slightly.

         The following is an analysis of rate sensitive assets and liabilities as of December 31, 1999 (in thousands):

                                                                                                      5 years
                                                         0 - 3 mos.    3 - 12 mos.     1-5 years      or more         Total
                                                         ----------    -----------     ---------      --------      ---------
Taxable securities                                        $     61      $     --       $  2,808       $  8,761       $ 11,630
Tax-exempt securities                                           --            --            549            257            806
Federal funds sold                                          17,010            --             --             --         17,010
Loans                                                       11,003         4,886         13,841          6,388         36,118
                                                          --------      --------       --------       --------       --------
              Total rate sensitive assets                   28,074         4,886         17,198         15,406         65,564


NOW and money market deposits                               18,538            --             --             --         18,538
Savings deposits                                             2,593            --             --             --          2,593
Time deposits                                               10,340        17,177          4,417             44         31,978
                                                          --------      --------       --------       --------       --------
              Total rate sensitive liabilities              31,471        17,177          4,417             44         53,109

Excess of rate sensitive assets less rate sensitive
 liabilities                                                (3,397)      (12,291)        12,781         15,362         12,455
Ratio of rate sensitive liabilities                             89%           28%           389%           395%            --
Cumulative gap                                              (3,397)      (15,688)        (2,907)        12,455             --

CAPITAL RESOURCES

         The equity capital of the Company totaled $10,843,000 at December 31, 1999. The Company was formed in 1997 as a holding company of the subsidiary bank. In effecting the transaction of establishing the holding company, as previously described in reports filed with the Securities and Exchange Commission, the Company acquired 100% of the issued and outstanding shares of stock of the Bank and in exchange issued each stockholder a pro rata number of shares of stock of the Company so as each stockholder's ownership of the Company was consistent with the previous ownership of the Bank. The transaction has been accounted for in accordance with generally accepted accounting principles in a manner similar to a pooling of interests in which all prior periods presented in the Company's consolidated financial statements have been restated to give effect to the transaction as if it occurred at the beginning of the earliest period presented.

         The equity capital of the Bank totaled $10,752,000 at December 31, 1999, an increase of $3,242,000 or 43.0% from equity capital of $7,510,000 at December 31, 1998. The increase in equity capital was attributable to the Bank's net income of $95,000 and net proceeds contributed to the Bank from the Company's public offering of $3,834,000. The Bank's unrealized loss on available-for-sale securities amounted to $310,000, which under the Statement of Financial Accounting Standard No. 115, is recognized in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account.

         Management believes that the Bank's capitalization is adequate to sustain growth experienced in 1999. The following table sets forth the applicable required capital ratios for the Company and the Bank and the actual capital ratios for the Bank as of December 31, 1999:

                             Leverage Ratio                Tier I Capital              Risk-Based Capital
                           --------------------       ----------------------        ----------------------
                           Regulatory                 Regulatory                    Regulatory
                            Minimum      Actual        Minimum        Actual         Minimum        Actual
                           ----------    ------       ----------      ------        ----------      ------
                                  4.0%     16.5%             4.0%       24.8%              8.0%       26.1%

         At December 31, 1999, the capital ratios for the Company and Bank consolidated were materially consistent with those presented above.

         There are no commitments of capital resources known to management which would have a material impact on the Bank's capital position.

ITEM 7.  FINANCIAL STATEMENTS.

         The following financial statements are filed with this report:

         Report of Independent Certified Public Accountants

         Consolidated Statements of Financial Condition as of
          December 31, 1999 and 1998

         Consolidated Statements of Income for the years ended
          December 31, 1999, 1998 and 1997

         Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended
          December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
GEORGIA-CAROLINA BANCSHARES, INC.
Thomson, Georgia


We have audited the accompanying consolidated statements of financial condition of GEORGIA-CAROLINA BANCSHARES, INC. as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia-Carolina Bancshares, Inc. as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

As described in Note 5 to the financial statements, the Company changed its method of computing depreciation in 1999.

/s/ Cherry, Bekaert & Holland LLP

Augusta, Georgia
January 17, 2000

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS
                                                                                         1999                   1998
                                                                                      ----------                ----------

Cash and due from banks                                                               $    3,271                $    1,130
Interest-bearing deposits in banks                                                            --                        --
Federal funds sold                                                                        17,010                     4,740
Securities available-for-sale                                                             12,436                    14,208
Loans, net of allowance for loan losses                                                   35,093                    22,040
Bank premises and fixed assets                                                             4,046                     2,457
Accrued interest receivable                                                                  408                       379
Foreclosed real estate, net of allowance                                                      --                       253
Deferred tax asset, net                                                                      367                       122
Other assets                                                                                  88                       280
                                                                                      ----------                ----------

              TOTAL ASSETS                                                            $   72,719                $   45,609
                                                                                      ==========                ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                             $    5,735                $    4,179
     Interest-bearing:
         NOW accounts                                                                      7,893                     7,865
         Savings                                                                           2,593                     2,107
         Money market accounts                                                            10,645                     3,815
         Time deposits of $100,000, and over                                               8,850                     4,202
         Other time deposits                                                              23,128                    15,568
                                                                                      ----------                ----------
              Total deposits                                                              58,844                    37,736
     Other liabilities and retail agreements                                               3,032                       493
                                                                                      ----------                ----------
              Total liabilities                                                           61,876                    38,229
                                                                                      ----------                ----------

Commitments and contingent liabilities

Shareholders' equity:
     Preferred stock, par value $.001; 1,000,000 shares authorized;
      none issued                                                                             --                        --
     Common stock, par value $.001; 9,000,000 shares authorized;
      931,750 and 635,380 shares issued and outstanding                                        1                         1
     Additional paid-in capital                                                           10,188                     6,354
     Retained earnings                                                                       964                       893
     Accumulated other comprehensive income                                                 (310)                      132
                                                                                      ----------                ----------
              Total shareholders' equity                                                  10,843                     7,380
                                                                                      ----------                ----------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $   72,719                $   45,609
                                                                                      ==========                ==========


The accompanying notes are an integral part of these financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                 YEARS ENDED DECEMBER 31, 1999 AND 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      1999              1998                1997
                                                                                     --------          --------           --------
INTEREST INCOME
     Interest and fees on loans                                                      $  2,818          $  2,232           $  2,034
     Interest on taxable securities                                                       772               846                670
     Interest on nontaxable securities                                                     37                51                 88
     Interest on Federal funds sold                                                       284               169                160
     Interest on deposits in other banks                                                   --                 7                 11
                                                                                     --------          --------           --------
              TOTAL INTEREST INCOME                                                     3,911             3,305              2,963
                                                                                     --------          --------           --------

INTEREST EXPENSE
     Interest on time deposits of $100,000, or more                                       282               244                273
     Interest on other deposits                                                         1,369             1,156                938
     Interest on funds purchased                                                            6                --                  2
                                                                                     --------          --------           --------
              TOTAL INTEREST EXPENSE                                                    1,657             1,400              1,213
                                                                                     --------          --------           --------

              NET INTEREST INCOME                                                       2,254             1,905              1,750

PROVISION FOR LOAN LOSSES                                                                 115                --                 16
                                                                                     --------          --------           --------

              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       2,139             1,905              1,734
                                                                                     --------          --------           --------

NONINTEREST INCOME
     Service charges on deposits                                                          303               260                210
     Other income                                                                          69                64                 45
     Net realized gain (loss), sales of available-for-sale securities                      --               (12)                 2
                                                                                     --------          --------           --------
                                                                                          372               312                257
                                                                                     --------          --------           --------

NONINTEREST EXPENSE
     Salaries and employee benefits                                                     1,238             1,021                831
     Occupancy expenses                                                                   304               195                167
     Securities offering expenses                                                          --               219                 --
     Other expenses                                                                       886               727                621
                                                                                     --------          --------           --------
                                                                                        2,428             2,162              1,619
                                                                                     --------          --------           --------

INCOME BEFORE INCOME TAXES                                                                 83                55                372

INCOME TAX EXPENSE                                                                         12                 7                138
                                                                                     --------          --------           --------

              NET INCOME                                                             $     71          $     48           $    234
                                                                                     ========          ========           ========

EARNINGS PER SHARE:
     Net income, basic                                                               $    .08          $    .08           $   0.37
                                                                                     ========          ========           ========
     Net income, diluted                                                             $    .08          $    .07           $   0.35
                                                                                     ========          ========           ========


The accompanying notes are an integral part of these financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                 YEARS ENDED DECEMBER 31, 1999 AND 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       1999             1998               1997
                                                                                     --------          --------           --------

Net income                                                                           $     71          $     48           $    234

Unrealized holding gains (losses) arising during period
 less reclassification adjustment for gains included in
 net income, net of tax                                                                  (442)              156                (12)
                                                                                     --------          --------           --------

Comprehensive income (loss)                                                          $   (371)         $    204           $    222
                                                                                     ========          ========           ========


The accompanying notes are an integral part of these financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1999 AND 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                          Accumulated
                                                         Common Stock       Additional       Other                         Total
                                                     --------------------     Paid-in       Retained   Comprehensive   Shareholders'
                                                     Shares     Par Value     Capital       Earnings       Income         Equity
                                                     ------     ---------     -------       --------       ------        --------

BALANCE, DECEMBER 31, 1996                           635,380        $1        $ 6,354        $ 801         $ (24)        $  7,132

Net income                                                --         -             --          234            --              234

Change in unrealized gain (loss)
 on securities available-for-sale,
 net of deferred taxes                                    --         -             --           --            39               39

Cash dividend of $.20 per
 share                                                    --         -             --         (127)           --             (127)
                                                     -------        --        -------        -----         -----         --------

BALANCE, DECEMBER 31, 1997                           635,380         1          6,354          908            15            7,278

Net income                                                --         -             --           48            --               48

Change in unrealized gain (loss)
 on securities available-for-sale,
 net of deferred taxes                                    --         -             --           --           117              117

Cash dividend of $.10 per
 share                                                    --         -             --          (63)           --              (63)
                                                     -------        --        -------        -----         -----         --------

BALANCE, DECEMBER 31, 1998                           635,380         1          6,354          893           132            7,380

Net income                                                --         -             --           71            --               71

Change in unrealized gain (loss)
 on securities available-for-sale,
 net of deferred taxes                                    --         -             --           --          (442)            (442)

Proceeds from issuance of
 296,370 shares of common
 stock, net of offering costs                        296,370         -          3,834           --            --            3,834
                                                     -------        --        -------        -----         -----         --------

BALANCE, DECEMBER 31, 1999                           931,750        $1        $10,188        $ 964         $(310)        $ 10,843
                                                     =======        ==        =======        =====         =====         ========


The accompanying notes are an integral part of these financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1999 AND 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                       1999             1998                1997
                                                                                     --------          --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                      $     71          $     48           $    234
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                    174               102                 86
         Provision for loan losses                                                        115                --                 16
         Net realized loss on available-for-sale securities                                --                12                 --
         Deferred income tax                                                                7                --                 83
         Other gains and losses, net                                                      (10)               21                 (4)
         Net decrease (increase) in accrued interest receivable                           (29)                2                 28
         Net change in other assets and liabilities                                       225               (33)                53
                                                                                     --------          --------           --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                                   553               152                496
                                                                                     --------          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in interest-bearing deposits with banks                                  --               100                 --
     Net (increase) in federal funds sold                                             (12,270)             (990)            (2,330)
     Net (increase) decrease in loans, net                                            (13,168)           (3,068)             1,058
     Purchases of available-for-sale securities                                            (5)           (9,895)            (6,166)
     Proceeds from sales of available-for-sale securities                                 307             3,464              2,096
     Proceeds from maturities of available-for-sale securities                            800             6,166              2,957
     Proceeds from sale of foreclosed real estate                                         263                32                284
     Net purchases of premises and equipment                                           (1,763)           (1,113)               (92)
                                                                                     --------          --------           --------
              NET CASH USED IN INVESTING ACTIVITIES                                   (25,836)           (5,304)            (2,193)
                                                                                     --------          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits and funds purchased                                      23,590             4,799              2,282
     Proceeds from issuance of common stock, net of offering costs                      3,834                --                 --
     Dividends paid                                                                        --               (63)              (127)
                                                                                     --------          --------           --------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      27,424             4,736              2,155
                                                                                     --------          --------           --------

              NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                        2,141              (416)               458

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                            1,130             1,546              1,088
                                                                                     --------          --------           --------

CASH AND DUE FROM BANKS AT END OF YEAR                                               $  3,271          $  1,130           $  1,546
                                                                                     ========          ========           ========


The accompanying notes are an integral part of these financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Georgia-Carolina Bancshares, Inc. (the "Company") is a one-bank holding company. Substantially all of its business is conducted by its wholly-owned subsidiary First Bank of Georgia (the "Bank"). The Bank has locations in Thomson and Augusta, Georgia. Most of the Bank's loans and loan commitments have been granted to customers in the Columbia, Richmond, and McDuffie County areas. Many of the Bank's loan customers are also depositors of the Bank. The Bank also engages in commercial and residential real estate development loans in suburban Atlanta, Georgia. These loans are generated by a third party loan broker.

The Bank is subject to the regulations of Federal and state banking agencies and is periodically examined by them.

During 1997, the Board of Directors of the Bank formed a holding company to acquire 100% of the outstanding shares of the Bank's stock. The transaction has been accounted for in a manner substantially similar to a pooling of interests. Accordingly, periods prior to 1997 presented in the consolidated financial statements have been restated to give effect to the transaction as if it occurred at the beginning of the earliest period presented.

During February 1998, the Company commenced a process for the public offering of shares of its common stock, ultimately filing for registration of the stock with the Securities and Exchange Commission (SEC). The Company subsequently withdrew the registration and charged $219,000 of stock issuance costs to expense in 1998.

At the end of 1998, the Company filed with the SEC for the registration and sale of 740,741 shares of the Company's common stock. The registration was declared effective by the SEC early in 1999, at which time the Company completed an "any and all" best efforts public offering issuing 296,370 shares of common stock. Gross proceeds from the offering were $4,000,995, with $167,866 of issuance costs charged against these proceeds.

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

CASH AND DUE FROM BANKS - For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). The Bank maintains due from accounts with banks primarily located in Georgia. Balances generally exceed insured amounts.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1999 AND 1998


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

The accrual of interest on impaired loans is discontinued when, in management's judgment, the borrower may be unable to meet payments as due. Management applies this criteria to all loans identified for evaluation except for smaller-balance homogeneous residential mortgage and consumer installment loans that are collectively evaluated for impairment. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Management of the Bank evaluates the borrower's ability to pay, the value of any collateral, and other factors in determining when a loan is impaired. Management does not consider a loan to be impaired during a period of delay in payment if it is expected that the Bank will collect all amounts due including interest accrued at the contractual interest rate for the period of the delay.

Interest payments on impaired loans are applied to the remaining principal balance until the balance is fully recovered. Once principal is recovered, cash payments received are recorded as recoveries to the extent of any principal previously charged-off, and then as interest income.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1999 AND 1998


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

EARNINGS PER SHARE - Earnings per share are calculated on the basis of the weighted average number of shares outstanding. During 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company's outstanding stock options are the primary cause of the Company's diluted earnings per share.

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

                           DECEMBER 31, 1999 AND 1998


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

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. This Statement was effective for the Company's year beginning January 1, 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," which delays the implementation date to the Company's year beginning January 1, 2001. Management of the Company is presently determining the effects of this Statement on the Company's financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1999 AND 1998


NOTE 2 - INVESTMENT SECURITIES

The amortized cost and fair values of securities owned as of December 31, are shown below:

                                                                                            1999
                                                                -----------------------------------------------------------------
                                                                                    Gross             Gross
                                                                Amortized         Unrealized        Unrealized           Market
                                                                   Cost             Gains              Losses             Value
                                                                 --------          --------           --------           --------
                                                                                         (In thousands)
Available-for-sale securities:
  U.S. Government and agency securities                          $11,534           $     --           $   (461)          $ 11,073
  State, county and municipal securities                              805                 2                 (1)               806
  Mortgage-backed securities                                          430                 1                (11)               420
  Federal Home Loan Bank stock                                        137                --                 --                137
                                                                 --------          --------           --------           --------

                                                                 $ 12,906          $      3           $   (473)          $ 12,436
                                                                 ========          ========           ========           ========
                                                                                                1998
                                                                -----------------------------------------------------------------
                                                                                    Gross             Gross
                                                                Amortized         Unrealized        Unrealized           Market
                                                                   Cost             Gains              Losses             Value
                                                                 --------          --------           --------           --------
                                                                                         (In thousands)
Available-for-sale securities:
  U.S. Government and agency securities                          $ 12,331          $    172           $     (4)          $ 12,499
  State, county and municipal securities                              805                32                 --                837
  Mortgage-backed securities                                          739                 2                 (1)               740
  Federal Home Loan Bank stock                                        132                --                 --                132
                                                                 --------          --------           --------           --------

                                                                 $ 14,007          $    206           $     (5)          $ 14,208
                                                                 ========          ========           ========           ========

The amortized cost and fair value of securities as of December 31, 1999, by contractual maturity, are as follows. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalty, therefore these securities are not included in the maturity categories in the following maturity summary.

                                                                            Securities
                                                                         Available-for-Sale
                                                              ---------------------------------------
                                                                Amortized                   Fair
                                                                  Cost                      Value
                                                               ------------              ------------
                                                                           (In thousands)
          One year or less                                     $         --              $         --
          After one year through five years                           6,371                     6,212
          After five years through ten years                          5,968                     5,667
          After ten years                                               137                       137
          Mortgage-backed securities                                    430                       420
                                                               ------------              ------------

                                                               $     12,906              $     12,436
                                                               ============              ============

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1999 AND 1998


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

Securities with a carrying amount of approximately $8.9 million and $5.8 million at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

Net realized gains (losses) on sales of securities available-for-sale were:
(In thousands)

                           1999                                        $  -
                           1998                                         (12)
                           1997                                           2

NOTE 3 - LOANS

The composition of loans is summarized as follows:

                                                                                                December 31
                                                                                   ---------------------------------------
                                                                                        1999                      1998
                                                                                   -------------             -------------
                                                                                               (In thousands)

         Commercial and industrial                                                 $      10,468              $      3,969
         Real estate - construction                                                        5,458                     5,614
         Real estate - mortgage                                                           16,033                    10,084
         Consumer                                                                          4,159                     3,212
                                                                                    ------------              ------------
                                                                                          36,118                    22,879
          Unearned income                                                                    (25)                       (4)
                                                                                    ------------              ------------
                                                                                          36,093                    22,875
          Allowance for loan losses                                                       (1,000)                     (835)
                                                                                    ------------              ------------

              Loans, net                                                            $     35,093              $     22,040
                                                                                    ============              ============

Changes in the allowance for loan losses were as follows:

                                                                                                       December 31
                                                                                     ---------------------------------------------
                                                                                       1999             1998                1997
                                                                                     --------          --------           --------
                                                                                                  (In thousands)

Balance, beginning of year                                                           $    835          $    752           $    889
Provision charged to operations                                                           115                --                 16
Recoveries                                                                                 71               120                 89
Loans charged off                                                                         (21)              (37)              (242)
                                                                                     --------          --------           --------

         Balance, end of year                                                        $  1,000          $    835           $    752
                                                                                     ========          ========           ========

Loans for which the accrual of interest had been discontinued or reduced amounted to approximately $1,140,000 and $220,000 at December 31, 1999 and 1998, respectively. There was no significant reduction in interest income associated with nonaccrual and renegotiated loans. There were no loans identified as impaired under SFAS 114 at December 31, 1999 or 1998.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1999 AND 1998


NOTE 3 - LOANS (CONTINUED)

At December 31, 1999, executive officers and directors, and companies in which they have a beneficial ownership, were indebted to the Bank in the aggregate amount of $681,000. The interest rates on these loans were substantially the same as rates prevailing at the time of the transactions, and repayment terms are customary for the type of loan involved. Following is a summary of transactions for 1999 and 1998:

                                                                                         1999                      1998
                                                                                      ----------                ----------
                                                                                                (In thousands)

Balance, beginning of year                                                            $      459                $      563
    Advances                                                                                 402                        18
    Repayments                                                                               180                       122
                                                                                      ----------                ----------

Balance, end of year                                                                  $      681                $      459
                                                                                      ==========                ==========

NOTE 4 - FORECLOSED REAL ESTATE

A summary of foreclosed real estate is as follows:

                                                                                     December 31
                                                                ----------------------------------------------------
                                                                  1999                   1998                 1997
                                                                ---------               -------              -------
                                                                                    (In thousands)

          Carrying amount of property                           $      --               $   283              $   336

          Less, valuation allowance                                    --                    30                   30
                                                                ---------               -------              -------

                                                                $      --               $   253              $   306
                                                                =========               =======              =======

The provision charged to income, net of recoveries and charge offs, amounted to approximately $13,000 and $28,000 for the years ended December 31, 1998 and 1997, respectively. There was no provision charged to income for the year ended December 31, 1999.

NOTE 5 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment consists of the following:

                                                                                                December 31
                                                                                    --------------------------------------
                                                                                       1999                       1998
                                                                                    ------------              ------------
                                                                                               (In thousands)

          Land                                                                      $      1,292              $        873
          Building and improvements                                                        2,518                     1,248
          Equipment, furniture & fixtures                                                  1,518                       915
          Construction in progress                                                            --                       613
                                                                                    ------------              ------------
                   Total cost                                                              5,328                     3,649
          Less accumulated depreciation                                                   (1,282)                   (1,192)
                                                                                    ------------              ------------

                   Premises and equipment, net                                      $      4,046              $      2,457
                                                                                    ============              ============

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1999 AND 1998


NOTE 5 - BANK PREMISES AND EQUIPMENT (CONTINUED)

During 1999 the Bank prospectively changed methods of accounting for depreciation from accelerated methods to the straight-line method for all depreciable assets placed in service on or after January 1, 1999. The effect of this change during the 1999 year end was an increase in net income of approximately $36,000, and an increase in both basic and diluted earnings per share of $.04. Management of the Bank believes that utilizing the straight-line method is preferable as it more closely matches the methods utilized by peer institutions.

NOTE 6 - DEPOSITS

At December 31, 1999, the scheduled maturities of time deposit liabilities were as follows:

                                                                          (In thousands)
              2000                                                           $27,463
              2001                                                             3,684
              2002                                                               621
              2003                                                                80
              2004 and thereafter                                                130
                                                                             -------

                                                                             $31,978
                                                                             =======

NOTE 7 - EMPLOYEE BENEFIT PLAN

The Bank has a 401(k) salary-deferred plan covering substantially all employees. At the discretion of the Bank's Board of Directors, the Bank may match a percentage of the annual amounts deferred by employees. Matching amounts are funded by the Bank as accrued. Total deferred and matching amounts are limited to amounts that can be deducted for Federal income tax purposes. The Bank's matching contribution for the three years ended December 31, 1999, was approximately $15,000 per year.

NOTE 8 - SHAREHOLDERS' EQUITY AND REGULATORY MATTERS

The primary source of funds available to the Company is the payment of dividends by the subsidiary Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Approximately $47,000 is available to be paid as dividends at December 31, 1999, without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1999 AND 1998


NOTE 8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (CONTINUED)

defined). Management believes that as of December 31, 1999, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                            Required
                                                                                                           To Be Well-
                                                                               Required                 Capitalized Under
                                                                              For Capital               Prompt Corrective
                                                 Actual                    Adequacy Purposes            Action Provisions
                                         ---------------------          ----------------------        ---------------------
                                         Amount          Ratio          Amount           Ratio        Amount          Ratio
                                         ------          -----          ------           -----        ------          -----
                                                              (In thousands, except percentages)
As of December 31, 1999:
 Total capital
   (To Risk Weighted Assets)            $11,626          26.1%          $3,569           8.0%         $4,461          10.0%
 Tier I capital
   (To Risk Weighted Assets)             11,063          24.8%           1,784           4.0%          2,676           6.0%
 Tier I capital
   (To Average Assets)                   11,063          16.5%           2,680           4.0%          3,350           5.0%

As of December 31, 1998, the Bank's actual regulatory capital ratios were as follows:

                      Total capital (to Risk Weighted Assets)                 27.4%
                      Tier I capital (to Risk Weighted Assets)                26.1%
                      Tier I capital (to Average Assets)                      16.7%

At December 31, 1999 and 1998, the capital ratios for the Company and Bank consolidated were materially consistent with those presented above.

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

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1999 AND 1998


NOTE 8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for the Plan under the fair value method of that Statement. The fair value for these options was estimated, for each of the years presented, at the date of grant using an option pricing model which included the following assumptions:

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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                          1999           1998           1997
                                                                         -------        -------        -------

          Pro forma net income                                           $    67        $    46        $   231
          Pro forma earnings per share                                   $   .08        $   .07        $   .06

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the model does not necessarily provide a reliable single measure of the fair value of options.

Vesting requirements are determined by the Board of Directors at the time options are granted, and generally provide for vesting over a five-year period. The Plan provides that vesting periods may not exceed ten years.

A summary of the Company's stock option activity, and related information, for the years ended December 31, 1999, 1998 and 1997 follows. Exercise price per share information is based on weighted averages.

                                                             1999                         1998                       1997
                                                    ----------------------       -----------------------    ------------------------
                                                              Exercise Price              Exercise Price              Exercise Price
                                                    Options      per Share       Options     per Share      Options      per Share
                                                    -------      ---------       -------     ---------      -------      ---------

Outstanding - beginning of year                       8,500       $ 12.10         8,500       $ 12.10            --       $    --
Granted                                              25,409         13.50            --            --         8,500         12.10
Expired                                               8,000         12.45            --            --            --            --
                                                     ------                       -----                       -----

Outstanding - end of year                            25,909         13.36         8,500         12.10         8,500         12.10
                                                     ======                       =====                       =====

Stock options exercisable and the weighted-average exercise price at December 31, 1999, 1998 and 1997 follows:

                                                                                      1999               1998              1997
                                                                                     --------          --------           --------

Options                                                                                 6,953             3,000                 --
Weighted-average exercise price                                                      $  13.34          $  12.10           $     --

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1999 AND 1998


NOTE 8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (CONTINUED)

The estimated weighted-average fair value of options granted during the years ended December 31 are as follows (per option):

                               1999                                  $1.03
                               1998                                  $  --
                               1997                                  $0.92

At December 31, 1999, options outstanding have exercise prices that range from $12.10 per share to $13.50 per share. The weighted-average remaining contractual life of options outstanding at December 31, 1999 was 52 months.

At December 31, 1999, options to purchase 16,000 shares of the Company's common stock were outstanding from a plan originated prior to the 1997 Plan. The options are nontransferrable and have exercise prices between ten and twelve dollars per share and expire during the years 2000 to 2003. No options were exercised during the three-year period ended December 31, 1999. No additional shares are available to be granted under this plan. None of the options outstanding under this plan are owned by employees or directors of the Company.

Following is a reconciliation of the income amounts and common stock amounts utilized in computing the Company's earnings per share for each of the following years ended December 31. Share amounts are weighted average amounts.

                                                                                                 1999
                                                                         ------------------------------------------------------
                                                                           Income               Shares              Per-Share
                                                                         (Numerator)          (Denominator)           Amount
                                                                         ------------         -------------        ------------
                                                                            (Dollars in thousands, except per-share amounts)
          BASIC EPS
          Income available to common stockholders                        $         71              877,498         $       0.08
                                                                                                                   ============

          EFFECT OF STOCK OPTIONS OUTSTANDING                                      --               34,997
                                                                         ------------         ------------
          DILUTED EPS
          Income available to common stockholders
           plus conversions                                              $         71              912,495         $       0.08
                                                                         ============         ============         ============

                                                                                                 1999
                                                                         ------------------------------------------------------
                                                                           Income               Shares              Per-Share
                                                                         (Numerator)          (Denominator)           Amount
                                                                         ------------         -------------        ------------
                                                                            (Dollars in thousands, except per-share amounts)
          BASIC EPS
          Income available to common stockholders                        $         48              635,380         $       0.08
                                                                                                                   ============

          EFFECT OF STOCK OPTIONS OUTSTANDING                                      --               24,500
                                                                         ------------         ------------
          DILUTED EPS
          Income available to common stockholders
           plus conversions                                              $         48              659,880         $       0.07
                                                                         ============         ============         ============

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1999 AND 1998


NOTE 8 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS (CONTINUED)

                                                                                                 1997
                                                                         ------------------------------------------------------
                                                                           Income               Shares              Per-Share
                                                                         (Numerator)          (Denominator)           Amount
                                                                         ------------         -------------        ------------
                                                                            (Dollars in thousands, except per-share amounts)
          BASIC EPS
          Income available to common stockholders                        $        234              635,380         $       0.37
                                                                                                                   ============

          EFFECT OF STOCK OPTIONS OUTSTANDING                                      --               24,500
                                                                         ------------         ------------         ------------

          DILUTED EPS
          Income available to common stockholders
           plus conversions                                              $        234              659,880         $       0.35
                                                                         ============         ============         ============


NOTE 9 - INCOME TAXES

The total income taxes in the statements of income for the years ended December 31, are as follows:

                                                                            1999                  1998                1997
                                                                         ------------         ------------         ------------
                                                                                           (In thousands)

          Current tax                                                    $          5         $        100         $         58
          Deferred tax (benefit)                                                    7                  (93)                  80
                                                                         ------------         ------------         ------------

                                                                         $         12         $          7         $        138
                                                                         ============         ============         ============

The Bank's provision for income taxes differs from the amounts computed by applying the Federal and state income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                            1999                  1998                 1997
                                                                         ------------         ------------         ------------
          Statutory rates                                                        38.0%                38.0%                38.0%
               Tax exempt income                                                (17.0)               (14.0)                (8.0)
               Nondeductible interest                                             2.1                  1.4                  1.0
               Other, including effect of graduated
                rate brackets                                                    (9.2)               (12.2)                 5.0
                                                                         ------------         ------------         ------------

                                                                                 13.9%                13.2%                36.0%
                                                                         ============         ============         ============

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1999 AND 1998


NOTE 9 - INCOME TAXES (CONTINUED)

The primary components of deferred income taxes at December 31, are as follows:

                                                                                       1999                      1998
                                                                                    ------------              ------------
                                                                                               (In thousands)
          Deferred tax assets
               Allowance for loan losses                                            $        198              $        181
               Foreclosed real estate allowance                                               --                         9
               Unrealized loss on securities available-for-sale                              159                        --
               Other                                                                          10                        --
                                                                                    ------------              ------------
                   Deferred income tax assets                                                367                       190
                                                                                    ------------              ------------

          Deferred tax liabilities
               Unrealized gain on securities available-for-sale                               --                        68
                                                                                    ------------              ------------

                   Net deferred income tax asset                                    $        367              $        122
                                                                                    ============              ============

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable. The Bank uses the same credit policies for these off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements.

Following is an analysis of significant off-balance sheet financial instruments:

                                                                                       1999                      1998
                                                                                    ------------              ------------
                                                                                               (In thousands)
          Commitments to extend credit                                              $      5,123              $      4,670
          Standby letters of credit                                                          104                       119
                                                                                    ------------              ------------

                                                                                    $      5,227              $      4,789
                                                                                    ============              ============

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

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1999 AND 1998


NOTE 11 - SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

                                                                  1999                    1998                1997
                                                                ---------               -------              -------
                                                                                     (In thousands)

          Income taxes paid                                     $       5               $    65              $    68
          Interest paid                                         $   1,543               $ 1,239              $ 1,131

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Bank's financial instruments, for those instruments for which the Bank's management believes estimated fair value does not by nature approximate the instruments' carrying amount, are as follows at December 31, 1999 and 1998 (in millions):

                                                                          1999                                   1998
                                                                ---------------------------          ----------------------------
                                                                 Carrying           Fair              Carrying            Fair
                                                                  Amount            Value              Amount             Value
                                                                 --------          --------           --------           --------
Loans                                                            $   35.1          $   34.7           $   22.0           $   22.1
                                                                 ========          ========           ========           ========

Certificates of deposit                                          $   32.0          $   31.8           $   19.8           $   19.8
                                                                 ========          ========           ========           ========

Estimated fair value information of investment securities is presented in Note 2 of the financial statements.

NOTE 13 - OTHER EXPENSES

Other noninterest expenses are as follows:

                                                                                              December 31,
                                                                         ------------------------------------------------------
                                                                             1999                 1998                1997
                                                                         ------------         ------------         ------------
                                                                                             (In thousands)

          Data processing                                                $        167         $        129         $         97
          FDIC assessment                                                           4                    4                    9
          Legal and accounting                                                     81                   75                  157
          Printing and supplies                                                   107                   58                   31
          Other                                                                   527                  461                  327
                                                                         ------------         ------------         ------------

                                                                         $        886         $        727         $        621
                                                                         ============         ============         ============

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1999 AND 1998


NOTE 14 - CONDENSED FINANCIAL INFORMATION ON GEORGIA-CAROLINA BANCSHARES, INC. (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEET
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

          ASSETS
              Cash                                                                          $     78
              Investment in subsidiary                                                        10,752
              Other assets                                                                         4
              Deferred tax benefit                                                                 9
                                                                                            --------

                   TOTAL ASSETS                                                             $ 10,843
                                                                                            ========
          LIABILITIES
              Accrued expenses and other liabilities                                        $     --

          SHAREHOLDERS' EQUITY                                                                10,843
                                                                                            --------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 10,843
                                                                                            ========

                         CONDENSED STATEMENT OF INCOME
                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

          INCOME, DIVIDENDS FROM SUBSIDIARY                                                 $     --

          EXPENSES
              Other                                                                               28
                   LOSS BEFORE INCOME TAX BENEFITS AND EQUITY IN                            --------
                    UNDISTRIBUTED EARNINGS OF SUBSIDIARY                                         (28)

          INCOME TAX BENEFITS                                                                      4
                                                                                            --------

                   LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
                    SUBSIDIARY                                                                   (24)

                   EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY                                 95
                                                                                            --------

                   NET INCOME                                                               $     71
                                                                                            ========

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 1999 AND 1998


NOTE 14 - CONDENSED FINANCIAL INFORMATION ON GEORGIA-CAROLINA BANCSHARES, INC. (PARENT COMPANY ONLY) (CONTINUED)

                        CONDENSED STATEMENT OF CASH FLOWS
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

          CASH FLOWS FROM OPERATING ACTIVITIES
              Net income                                                                    $     71
              Adjustments to reconcile net income to net cash provided
               by operating activities
                   Equity in undistributed earnings of subsidiary                                (95)
                   Other assets                                                                   76
                   Other liabilities                                                            (219)
                                                                                            --------
                       Total adjustments                                                        (238)
                                                                                            --------

                       NET CASH USED IN OPERATING ACTIVITIES                                    (167)
                                                                                            --------

          CASH FLOWS FROM INVESTING ACTIVITIES
              Cash used in additional investment in subsidiary bank                           (3,590)
                                                                                            --------

                       NET CASH USED IN INVESTING ACTIVITIES                                  (3,590)
                                                                                            --------

          CASH FLOWS FROM FINANCING ACTIVITIES
              Proceeds from issuance of common stock, net of offering costs                    3,834
                                                                                            --------

                       NET CASH PROVIDED BY FINANCING ACTIVITIES                               3,834
                                                                                            --------

          NET CHANGE IN CASH                                                                      77

          CASH AT BEGINNING OF YEAR                                                                1
                                                                                            --------
          CASH AT END OF YEAR                                                               $     78
                                                                                            ========

                       GEORGIA-CAROLINA BANCSHARES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          SUPPLEMENTARY FINANCIAL DATA
                           QUARTERLY DATA (UNAUDITED)
          (In thousands, except per share and number of share amounts)


                                                                                    Year Ended December 31, 1999
                                                                          ------------------------------------------------
                                                                           First        Second       Third         Fourth
                                                                          Quarter      Quarter      Quarter        Quarter
                                                                          -------      -------      -------        -------
NET INCOME
      Income before income taxes                                               75           43           71           (106)
      Effect of change in accounting principle                                 (8)           4            3              1
                                                                          -------      -------      -------        -------
      Income before income taxes as restated in first three
          quarters and reported in fourth quarter                              67           47           74           (105)
      Income tax expense                                                       29           13           24            (54)
                                                                          -------      -------      -------        -------
      Net Income as restated in first three quarters and
          reported in fourth quarter                                           38           34           50            (51)
                                                                          =======      =======      =======        =======

COMPREHENSIVE INCOME
      Net Income as restated in first three quarters and
          reported in fourth quarter                                           38           34           50            (51)
      Unrealized holding gains and (losses) arising during period, less reclassification adjustment for gains and losses
          included in net income, net of tax                                 (162)        (220)         (65)             5
                                                                          -------      -------      -------        -------
      Comprehensive income (loss) as restated in first three quarters
          and reported in fourth quarter                                     (124)        (186)         (15)           (46)
                                                                          =======      =======      =======        =======

NET INCOME PER BASIC SHARE
      Earnings per share before cumulative effect of change
          in accounting principle as previously reported                     0.05         0.03         0.05          (0.05)
      Effect of change in accounting principle                              (0.01)        0.01            -              -
                                                                          -------      -------      -------        -------
      Earnings per share as restated in first three quarters
          and reported in fourth quarter                                     0.04         0.04         0.05          (0.05)
                                                                          =======      =======      =======        =======

NET INCOME PER DILUTED SHARE
      Diluted earnings per share before cumulative effect of change
          in accounting principle as previously reported                     0.05         0.03         0.05          (0.05)
      Effect of change in accounting principle                              (0.01)        0.01            -              -
                                                                          -------      -------      -------        -------
      Diluted earnings per share as restated in first three quarters
          and reported in fourth quarter                                     0.04         0.04         0.05          (0.05)
                                                                          =======      =======      =======        =======


Shares used in per share calculations
      Basic                                                               931,750      931,750      931,750        931,750
      Diluted                                                             956,250      966,526      966,659        973,392

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There has been no occurrence requiring a response to this item.

                                    PART III

         Certain information required by Part III of this Form 10-KSB is, pursuant to General Instruction E(3) of Form 10-KSB, incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held on May 17, 2000. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

Item 13.  Exhibits, List and Reports on Form 8-K

         (a)      Exhibits.

                  The following exhibits are filed with this report:

                                  EXHIBIT INDEX


              Exhibit
              Number                         Description of Exhibit
              ------          ----------------------------------------------

                   3.1        -        Amended and Restated Articles of
                                       Incorporation of the Company
                                       (incorporated herein by reference to the
                                       exhibit of the same number in the
                                       Company's Registration Statement on Form
                                       SB-2 under the Securities Act of 1933, as
                                       amended, Registration No. 333-41547,
                                       previously filed with the Commission).

                   3.2        -        Amended and Restated By-Laws of the
                                       Company (incorporated herein by reference
                                       to the exhibit of the same number in the
                                       Company's Registration Statement on Form
                                       SB-2 under the Securities Act of 1933, as
                                       amended (Registration No. 333-41547)).

                   4.1        -        Specimen Common Stock Certificate
                                       (incorporated by reference to the exhibit
                                       of the same number in the Company's
                                       Registration Statement on Form 8-A, under
                                       the Securities Exchange Act of 1934, as
                                       amended, previously filed with the
                                       Commission).

                  10.1        -        Employment Agreement dated October 6,
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
                                       333-69763, previously filed with the
                                       Commission).

                  10.3        -        Severance Agreement dated March 27, 1997
                                       between the Company, McDuffie Bank &
                                       Trust and J. Harold Ward, Jr.
                                       (incorporated herein by reference to
                                       Exhibit 10.2 in McDuffie Bank & Trust's
                                       Annual Report on Form 10-KSB for the year
                                       ended December 31, 1996, previously filed
                                       with the Commission).

                  10.4        -        Severance Agreement dated July 7, 1997
                                       between the Company, McDuffie Bank &
                                       Trust and Joseph E. Gore (incorporated
                                       herein by reference to the exhibit of the
                                       same number in the Company's Registration
                                       Statement on Form SB-2, as amended,
                                       Registration No. 333-69763, previously
                                       filed with the Commission).

                  18          -        Letter on change in accounting principles

                  23.1        -        Consent of Cherry, Bekaert & Holland,
                                       L.L.P.

                  27.1        -        Financial Data Schedule (for SEC use
                                       only)

                  27.2        -        Restated Financial Data Schedule for
                                       quarter ended March 31, 1999

                  27.3        -        Restated Financial Data Schedule for
                                       quarter ended June 30, 1999

                  27.4        -        Restated Financial Data Schedule for
                                       quarter ended September 30, 1999

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


                               GEORGIA-CAROLINA BANCSHARES, INC.


                               By:  /s/ Patrick G. Blanchard
                                  ----------------------------------------------
Date:  March 30, 2000                      Patrick G. Blanchard
                                  President and Chief Executive Officer
                                  (principal executive officer)


                               By:
Date:  March 30, 2000               /s/ J. Harold Ward, Jr.
                                  ----------------------------------------------
                                               J. Harold Ward, Jr.
                                  Sr. Vice President and Chief Financial Officer
                                  (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DIRECTORS                        DATE                         DIRECTORS                            DATE

/s/ Patrick G. Blanchard         March 30, 2000               /s/ Hugh L. Hamilton, Jr.           March 30, 2000
-----------------------                                       --------------------------
Patrick G. Blanchard                                          Hugh L. Hamilton, Jr.

/s/ Larry DeMeyers               March 30, 2000
-----------------------                                       --------------------------
Larry DeMeyers                                                William G. Hatcher

/s/ Philip G. Farr               March 30, 2000               /s/ George O. Hughes                March 30, 2000
-----------------------                                       --------------------------
Philip G. Farr                                                George O. Hughes

/s/ Samuel A. Fowler             March 30, 2000               /s/ George H. Inman                 March 30, 2000
-----------------------                                       --------------------------
Samuel A. Fowler                                              George H. Inman

/s/ Arthur J. Gay, Jr.           March 30, 2000               /s/ David W. Joesbury               March 30, 2000
-----------------------                                       --------------------------
Arthur J. Gay, Jr.                                            David W. Joesbury

/s/ Joseph D. Greene             March 30, 2000               /s/ James L. Lemley, M.D.           March 30, 2000
-----------------------                                       --------------------------
Joseph D. Greene                                              James L. Lemley, M.D.

                      (SIGNATURES CONTINUED ON NEXT PAGE)


/s/ J. Randall Hall              March 30, 2000                /s/ Julian W. Osbon                March 30, 2000
--------------------------                                    ------------------------
J. Randall Hall                                                    Julian W. Osbon

                                                               /s/  Bennye M. Young               March 30, 2000
--------------------------                                    ------------------------
John W. Lee                                                        Bennye M. Young

/s/ Robert N. Wilson, Jr.        March 30, 2000
--------------------------
Robert N. Wilson, Jr.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                                  EXHIBIT INDEX

Exhibit
Number                  Description of Exhibit
----------------------------------------------------------------------


   18          -        Letter on change in accounting principles

   23.1        -        Consent of Cherry, Bekaert & Holland, L.L.P.

   27.1        -        Financial Data Schedule (for SEC use only)

   27.2        -        Restated Financial Data Schedule for quarter ended March 31, 1999

   27.3        -        Restated Financial Data Schedule for quarter ended June 30, 1999

   27.4        -        Restated Financial Data Schedule for quarter ended September 30, 1999