Form 10QSB
period 2000-03-31
GEORGIA CAROLINA BANCSHARES INC
filed 2000-05-15
CIK 1044082

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                 For the quarterly period ended March 31, 2000

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of
    1934

        For the transition period from______________ to _______________

                        Commission File Number 0-22891.

                       GEORGIA-CAROLINA BANCSHARES, INC.
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

          Class                                Outstanding at May 12, 2000
Common Stock, $.001 Par Value                         931,750 shares

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

                       GEORGIA-CAROLINA BANCSHARES, INC.
                                  Form 10-QSB

                                     Index

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of March 31, 2000
                   and December 31, 1999                                                                    1

                  Condensed Consolidated Statements of Income (Loss) for the Three
                   Months Ended March 31, 2000 and 1999                                                     2

                  Condensed Consolidated Statements of Comprehensive Income (Loss)
                   for the Three Months Ended March 31, 2000 and 1999                                       3

                  Condensed Consolidated Statements of Cash Flows for the Three
                   Months Ended March 31, 2000 and 1999                                                     4

                  Notes to Condensed Consolidated Financial Statements                                      5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                  6 - 9

PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                         10

                  SIGNATURES                                                                               11

                  Index to Exhibits                                                                        12

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                       GEORGIA-CAROLINA BANCSHARES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (dollars in thousands)


ASSETS                                                                    March 31,             December 31,
                                                                            2000                    1999
                                                                        -----------             -----------
Cash and due from banks                                                 $     3,053             $     3,271
Federal funds sold                                                            2,000                  17,010
Securities available-for-sale                                                12,276                  12,436
Loans, net of allowance for loan losses                                      44,002                  35,093
Loans, held for sale                                                            914                      --
Bank premises and fixed assets                                                4,037                   4,046
Accrued interest receivable                                                     519                     408
Foreclosed real estate, net of allowance                                        605                      --
Deferred tax asset, net                                                         485                     367
Other assets                                                                    282                      88
                                                                        -----------             -----------

              TOTAL ASSETS                                              $    68,173             $    72,719
                                                                        ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
     Non-interest bearing                                               $     6,311             $     5,735
     Interest-bearing:
         NOW accounts                                                         8,408                   7,893
         Savings                                                              3,646                   2,593
         Money market accounts                                                9,414                  10,645
         Time deposits of $100,000, and over                                  6,720                   8,850
         Other time deposits                                                 20,661                  23,128
                                                                        -----------             -----------
              TOTAL DEPOSITS                                                 55,160                  58,844

Other liabilities and retail agreements                                       2,302                   3,032
                                                                        -----------             -----------

              TOTAL LIABILITIES                                              57,462                  61,876
                                                                        -----------             -----------

SHAREHOLDERS' EQUITY:
     Preferred stock, par value $.001; 1,000,000 shares authorized;
      none issued                                                                --                     --
     Common stock, par value $.001; 9,000,000 shares authorized;
      931,750 shares issued and outstanding                                       1                       1
     Additional paid-in capital                                              10,188                  10,188
     Retained earnings                                                          930                     964
     Accumulated other comprehensive income (loss)                          (   408)                (   310)
                                                                        -----------             -----------
             TOTAL SHAREHOLDERS' EQUITY                                      10,711                  10,843
                                                                        -----------             -----------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $    68,173             $    72,719
                                                                        ===========             ===========

See notes to condensed consolidated financial statements.

                       GEORGIA-CAROLINA BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)
                (dollars in thousands, except per share amounts)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                       --------------------
                                                                                         2000        1999
                                                                                       -------     --------
INTEREST INCOME:
     Interest and fees on loans                                                           939      $   577
     Interest on taxable securities                                                       189          197
     Interest on nontaxable securities                                                      9            9
     Interest on Federal funds sold                                                       138           39
                                                                                       ------        -----
              TOTAL INTEREST INCOME                                                     1,275          822
                                                                                       ------        -----

INTEREST EXPENSE
     Interest on time deposits of $100,000 or more                                        111           47
     Interest on other deposits                                                           467          283
     Interest on funds purchased                                                           12           --
                                                                                       ------        -----
              TOTAL INTEREST EXPENSE                                                      590          330
                                                                                       ------        -----

              NET INTEREST INCOME                                                         685          492

PROVISION FOR LOAN LOSSES                                                                 116           --
                                                                                       ------       ------

              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         569          492
                                                                                       ------       ------


NONINTEREST INCOME
     Service charges on deposits                                                           72           76
     Other income                                                                          64           16
                                                                                       ------      -------
                                                                                          136           92
NONINTEREST EXPENSE
     Salaries and employee benefits                                                       424          252
     Occupancy expenses                                                                    88           56
     Other expenses                                                                       245          201
                                                                                       ------       ------
                                                                                          757          509

INCOME (LOSS) BEFORE INCOME TAXES                                                      (   52)          75
                                                                                       ------      -------

INCOME TAX EXPENSE (BENEFIT)                                                           (   17)          29
                                                                                       ------      -------

              NET INCOME (LOSS)                                                       $(   35)     $    46
                                                                                       ======      =======

NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
     Basic                                                                            $(  .04)     $   .05
                                                                                       ======      =======
     Diluted                                                                          $(  .04)     $   .05
                                                                                       ======      =======
DIVIDENDS PER SHARE OF COMMON STOCK                                                   $   .00      $   .00
                                                                                       ======      =======




See notes to condensed consolidated financial statements.

                       GEORGIA-CAROLINA BANCSHARES, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                             (dollars in thousands)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                          ------------------
                                                                                           2000         1999
                                                                                          ------       ------
NET INCOME (LOSS)                                                                         $(  35)      $   46

Unrealized holding gains and (losses) arising during period, less reclassification adjustment for gains and losses included
 in net income, net of tax                                                                 (  98)        (162)
                                                                                           -----         ----

COMPREHENSIVE INCOME (LOSS)                                                                $(133)       $(116)
                                                                                            ====         ====


See notes to condensed financial statements.
                                       3

                       GEORGIA-CAROLINA BANCSHARES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       ----------------------
                                                                                           2000         1999
                                                                                       ----------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                    $    (35)    $    46
     Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization                                                          53          30
         Provision for loan losses                                                             116          --
         Deferred income tax                                                                   (67)        (28)
         Net decrease (increase) in accrued interest receivable                               (111)        (24)
         Net change in other assets and liabilities                                            (99)         57
                                                                                          --------     -------
              NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES                             (143)         81
                                                                                          --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in federal funds sold                                                     15,010       1,000
     Net increase in loans, net                                                            (10,544)     (2,512)
     Net transactions, available-for-sale securities                                            10         640
     Net purchases of premises and equipment                                                   (44)       (672)
                                                                                          --------     -------
              NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                            4,432      (1,544)
                                                                                          --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits and funds purchased                                (4,507)     (1,479)
     Proceeds from issuance of common stock, net of offering costs                              --       3,834
                                                                                          --------     -------
              NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES                           (4,507)      2,355
                                                                                          --------     -------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                            (218)        892

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                               3,271       1,130
                                                                                          --------     -------

CASH AND DUE FROM BANKS AT END OF PERIOD                                                  $  3,053     $ 2,022
                                                                                          ========     =======

See notes to condensed consolidated financial statements.
                                        4

                       GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First Bank of Georgia (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and March 31, 1999 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Bank's annual report for the year ended December 31, 1999.

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

The following reconciles, for the three months ended March 31, 2000, the numerators and denominators of the basic and diluted earnings per share computations:

                                                                           Weighted
                                                                        Average Shares   Per-Share
                                                           (Numerator)   (Denominator)     Amount
                                                           -----------  --------------   ---------
NET LOSS                                                     $(35,000)

BASIC EPS
     Income available to common shareholders                  (35,000)      931,750      $(.04)
                                                                                          ====

EFFECT OF DILUTIVE SECURITIES
     Options                                                       --        43,531
                                                             --------      --------

DILUTED EPS
     Income available to common shareholders
      and assumed conversions                                $(35,000)      975,281      $(.04)
                                                               =======                    ====

                       GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

OVERVIEW
The Company incurred a net loss of $35,000 for the first quarter of 2000, compared to net income of $46,000 for the first quarter of 1999. Basic earnings per share was a loss of $(0.04) for the first quarter of 2000 compared to earnings of $0.05 for the first quarter of 1999. Total consolidated assets at March 31, 2000 were $68,173,000, a decrease of $4,546,000 (6.2%) from December
31, 1999 and an increase of $20,392,000 (42.7%) from March 31, 1999.

The decrease in net income for the current quarter ending March 31, 2000, compared to the quarter ending March 31, 1999 primarily resulted from increases in the provision for loan losses of $116,000 (100.0%), salaries and employee benefits of $172,000 (68.3%) and occupancy costs of $32,000 (57.1%). These expense increases were partially offset by an increase in net interest income of $193,000 (39.2%) and an increase in noninterest income of $44,000 (47.8%).

The return on average assets was (0.20)% (annualized) for the first quarter of 2000, compared to 0.39% (annualized) for the first quarter of 1999. The return on average equity for the first quarter of 2000 was (1.3)% (annualized) compared to 2.49% (annualized) for the first quarter of 1999.

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

Net interest income was $685,000 for the quarter ended March 31, 2000, an increase of $193,000 (39.2%) over net interest income of $492,000 for the quarter ended March 31, 1999. This increase was primarily the result of investing increased deposit liability funds in loans. Interest-earning assets were $62,245,000 at March 31, 2000 compared to $43,638,000 at March 31, 1999, an increase of $18,607,000 (42.6%). Loans, the highest yielding component of interest-earning assets, were $44,916,000 at March 31, 2000 compared to $24,552,000 at March 31, 1999, an increase of $20,364,000 (82.9%). Loans increased $9,823,000 (27.9%) from December 31, 1999 to March 31, 2000. The increase in deposit liability funds and loans continues to be primarily attributable to the Company's expansion into the Augusta, Georgia and Columbia County, Georgia market areas. At March 31, 2000, loans represented 72.1% of interest-earning assets compared to 51.7% at December 31, 1999, and 56.2% at March 31, 1999. Investments in securities decreased $160,000 (1.2%) from December 31, 1999, and decreased $1,048,000 (7.8%) from March 31, 1999.
Interest-bearing deposits at March 31, 2000 were $48,849,000. This represents a decrease of $4,260,000 (8.0%) from December 31, 1999, and an increase of $16,584,000 (51.3%) from March 31, 1999.

INTEREST INCOME
Interest income for the first quarter of 2000 was $1,275,000, an increase of $453,000 (55.1%) from the first quarter of 1999. The increase in interest income primarily resulted from increases in interest and fees on loans and increases in interest on federal funds sold. Interest and fees on loans were $939,000 for the quarter ended March 31, 2000, an increase of $362,000 (62.7%) from $577,000 for the quarter ended March 31, 1999.

                       GEORGIA-CAROLINA BANCSHARES, INC.

INTEREST EXPENSE
Interest expense for the quarter ending March 31, 2000 was $590,000, an increase of $260,000 (78.8%) from $330,000 for the quarter ending March 31, 1999. This increase is primarily attributable to the Company's increased deposit liability funds obtained from the expansion into the Augusta and Columbia County markets.

NONINTEREST INCOME
Noninterest income for the first quarter of 2000 was $136,000, an increase of $44,000 (47.8%) from $92,000 for the comparable quarter in 1999. In September 1999, the Company established a residential mortgage division of the Bank with significant operations of the division commencing in the quarter ended March 31, 2000. Substantially all loans originated by the mortgage division are immediately sold in the secondary market with the Bank releasing servicing obligations on such loans. Mortgage origination fees were $25,000 and the gain on loan sales was $16,000 for the quarter ended March 31, 2000. The combination of these two noninterest income items provided for the increase in noninterest income from the first quarter of 1999 to the first quarter of 2000.

NONINTEREST EXPENSE
Noninterest expense for the first quarter of 2000 was $757,000, an increase of $248,000 (48.7%) from $509,000 for the comparable quarter of 1999. The increase was the result of an increase in personnel costs of $172,000 (68.2%), to $596,000 for the quarter ended March 31, 2000.

INCOME TAXES
Income tax effects for the first quarter of 2000 were a benefit of $17,000, resulting from the net loss recorded for the quarter. This represents a decrease of $46,000 (158.6%) from the income tax expense recorded in the comparable quarter of 1999.

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

Non-performing assets were $999,000 at March 31, 2000, compared to $1,140,000 at December 31, 1999 and $370,000 at March 31, 1999. The composition of non-performing assets for each date is shown below.

                                               March 31,       December 31,        March 31,
                                                 2000              1999              1999
                                               ---------       ------------       --------
         Non-accrual loans                      $394,000         $1,140,000       $117,000
         OREO, net of valuation allowance        605,000                 --        253,000
                                                --------          ---------        -------

                                                $999,000         $1,140,000       $370,000
                                                 =======          =========        =======

                GEORGIA-CAROLINA BANCSHARES, INC. AND SUBSIDIARY



The ratio of non-performing assets to total loans and other real estate was 1.8% at March 31, 2000, 3.2% at December 31, 1999, and 1.4% at March 31, 1999.

Reduction and disposition of non-performing assets is a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $116,000 during the quarter ended March 31, 2000. The ratio of allowance for loan losses to total loans was 2.4% at March 31, 2000. At December 31, 1999 and March 31, 1999 the ratio was 2.7% and 3.4% , respectively. Management considers the current allowance for loan losses to be appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

Management believes that the Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at March 31, 2000 was 25.4%, compared to 44.9% at December 31, 1999, and 39.8% at March 31, 1999.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 3% for the leverage ratio. At March 31, 2000, the Bank's Tier I capital was 21.3% and total risk-based capital was 22.5%, compared to 24.8% and 26.1%, respectively, at December 31, 1999. At March 31, 2000, the Bank's leverage ratio was 15.8% compared to 16.5% at December 31, 1999.

RECENT DEVELOPMENTS
The Bank has recently expanded its mortgage lending operations through the acquisition of certain mortgage banking offices from Premier Lending. The offices are located in Augusta, Warner Robins and Savannah. The acquisition of these mortgage banking offices involved the hiring of executives and staff employees, the assumption of leases, the purchase of fixed assets for a price of approximately $200,000, and the potential to purchase a $15 million loan portfolio. These transactions were completed on or about April 1, 2000.

                GEORGIA-CAROLINA BANCSHARES, INC. AND SUBSIDIARY


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,
Section 27A of the Securities Act of 1933, as amended and pursuant to the Private Securities Litigation Reform Act of 1955. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

                                    PART II
                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit No.    Description
              -----------    -----------
                  27         Financial Data Schedule (For SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       GEORGIA-CAROLINA BANCSHARES, INC.



                                  By:   /s/ Patrick G. Blanchard
                                        ----------------------------------------
                                        Patrick G. Blanchard
                                        President and Chief Executive Officer
                                        (principal executive officer)


May 15, 2000
-------------------------         By:   /s/ J. Harold Ward, Jr.
Date                                    ----------------------------------------
                                        J. Harold Ward, Jr.
                                        Senior Vice President, Chief Financial
                                        Officer
                                        (principal financial and accounting
                                        officer)