Form 10QSB
period 2000-06-30
GEORGIA CAROLINA BANCSHARES INC
filed 2000-08-14
CIK 1044082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X]      Quarterly Report Under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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



          ------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


          Class                                   Outstanding at August 9, 2000
-----------------------------                     -----------------------------
Common Stock, $.001 Par Value                              931,750 shares

Transitional Small Business Disclosure Format:  Yes [ ]        No [X]

                        GEORGIA-CAROLINA BANCSHARES, INC.
                                   Form 10-QSB

                                      Index



PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of June 30, 2000
                   and December 31, 1999                                               1

                  Condensed Consolidated Statements of Income (Loss) for the
                   Three Months Ended June 30, 2000 and 1999, and the Six
                   Months Ended June 30, 2000 and 1999                                 2

                  Condensed Consolidated Statements of Comprehensive Income
                   (Loss) for the Three Months Ended June 30, 2000 and 1999, and
                   the Six Months Ended June 30, 2000 and 1999                         3

                  Condensed Consolidated Statements of Cash Flows for the Six
                   Months Ended June 30, 2000 and 1999                                 4

                  Notes to Condensed Consolidated Financial Statements                 5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                               6

PART II           OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                 10

Item 6.           Exhibits and Reports on Form 8-K                                    10

                  SIGNATURES                                                          11

                  Index to Exhibits                                                   12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        GEORGIA-CAROLINA BANCSHARES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)


                                                                            June 30,      December 31,
                                                                              2000            1999
                                                                           ----------     ------------
ASSETS

Cash and due from banks                                                    $    2,701      $    3,271
Federal funds sold                                                              1,630          17,010
Securities available-for-sale                                                  12,568          12,436
Loans, net of allowance for loan losses                                        57,749          35,093
Loans, held-for-sale                                                           22,136              --
Bank premises and fixed assets                                                  5,175           4,046
Accrued interest receivable                                                       725             408
Foreclosed real estate, net of allowance                                          643              --
Deferred tax benefit                                                              378             367
Other assets                                                                      334              88
                                                                           ----------      ----------

              TOTAL ASSETS                                                 $  104,039      $   72,719
                                                                           ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
     Non-interest bearing                                                  $   11,333      $    5,735
     Interest-bearing:
         NOW accounts                                                           8,192           7,893
         Savings                                                                4,179           2,593
         Money market accounts                                                  9,857          10,645
         Time deposits of $100,000, and over                                    5,247           8,850
         Other time deposits                                                   35,652          23,128
                                                                           ----------      ----------
              TOTAL DEPOSITS                                                   74,460          58,844

Other liabilities, borrowings and retail agreements                            18,935           3,032
                                                                           ----------      ----------

              TOTAL LIABILITIES                                                93,395          61,876
                                                                           ----------      ----------

SHAREHOLDERS' EQUITY:
     Preferred stock, par value $.001; 1,000,000 shares authorized;
         none issued                                                               --              --
     Common stock, par value $.001; 9,000,000 shares authorized;
         931,750 shares issued and outstanding                                      1               1
     Additional paid-in capital                                                10,188          10,188
     Retained earnings                                                            845             964
     Accumulated other comprehensive income (loss)                               (390)           (310)
                                                                           ----------      ----------
              TOTAL SHAREHOLDERS' EQUITY                                       10,644          10,843
                                                                           ----------      ----------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  104,039      $   72,719
                                                                           ==========      ==========


See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)


                                                             Three         Three         Six           Six
                                                             Months        Months       Months        Months
                                                             Ended         Ended        Ended         Ended
                                                            June 30,      June 30,     June 30,      June 30,
                                                              2000          1999         2000          1999
                                                            --------      --------     --------      --------
INTEREST INCOME
     Interest and fees on loans                             $  1,564      $    657     $  2,503      $  1,234
     Interest on taxable securities                              192           194          381           392
     Interest on nontaxable securities                            10             9           19            18
     Interest on Federal funds sold                                7            52          145            90
                                                            --------      --------     --------      --------
              TOTAL INTEREST INCOME                            1,773           912        3,048         1,734
                                                            --------      --------     --------      --------

INTEREST EXPENSE
     Interest on time deposits of $100,000 or more                87            54          198           101
     Interest on other deposits                                  566           306        1,033           590
     Interest on funds purchased                                 140            --          152            --
                                                            --------      --------     --------      --------
              TOTAL INTEREST EXPENSE                             793           360        1,383           691
                                                            --------      --------     --------      --------

              NET INTEREST INCOME                                980           552        1,665         1,043

PROVISION FOR LOAN LOSSES                                         28            28          144            28
                                                            --------      --------     --------      --------

              NET INTEREST INCOME AFTER PROVISION FOR
               LOAN LOSSES                                       952           524        1,521         1,015
                                                            --------      --------     --------      --------

NONINTEREST INCOME
     Service charges on deposits                                  85            73          157           149
     Other income                                                212            24          276            41
                                                            --------      --------     --------      --------
                                                                 297            97          433           190
                                                            --------      --------     --------      --------
NONINTEREST EXPENSE
     Salaries and employee benefits                              866           287        1,290           539
     Occupancy expenses                                          167            67          255           131
     Other expenses                                              349           220          594           421
                                                            --------      --------     --------      --------
                                                               1,382           574        2,139         1,091
                                                            --------      --------     --------      --------

INCOME (LOSS) BEFORE INCOME TAXES                               (133)           47         (185)          114

INCOME TAX EXPENSE (BENEFIT)                                     (49)           13          (66)           42
                                                            --------      --------     --------      --------

              NET INCOME (LOSS)                             $    (84)     $     34     $   (119)     $     72
                                                            ========      ========     ========      ========

NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
     Basic                                                  $   (.09)     $    .04     $   (.13)     $    .08
                                                            ========      ========     ========      ========
     Diluted                                                $   (.09)     $    .04     $   (.13)     $    .08
                                                            ========      ========     ========      ========
DIVIDENDS PER SHARE OF COMMON STOCK                         $     --      $     --     $     --      $     --
                                                            ========      ========     ========      ========


See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (dollars in thousands)



                                                             Three         Three          Six           Six
                                                             Months        Months        Months        Months
                                                             Ended         Ended         Ended         Ended
                                                            June 30,      June 30,      June 30,      June 30,
                                                              2000          1999          2000          1999
                                                            --------      --------      --------      --------
NET INCOME (LOSS)                                           $    (84)     $     34      $   (119)     $     72
     Unrealized holding gains and (losses) arising
      during period, less reclassification adjustment
      for gains and losses included in net income,
      net of tax                                                  18          (220)          (80)         (382)
                                                            --------      --------      --------      --------

COMPREHENSIVE INCOME (LOSS)                                 $    (66)     $   (186)     $   (199)     $   (310)
                                                            ========      ========      ========      ========


See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                     --------------------------
                                                                                        2000            1999
                                                                                     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                               $     (119)     $       72
     Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                      128              77
         Provision for loan loss                                                            144              28
         Deferred income tax                                                                 31             (30)
         Adjustment (gain) foreclosed real estate                                            --             (10)
         Net increase in accrued interest receivable                                       (317)            (23)
         Net (increase) decrease in other assets                                           (246)            130
         Net increase (decrease) in other liabilities                                       115             (98)
                                                                                     ----------      ----------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          (264)            146
                                                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in federal funds sold                                                  15,380             170
     Net increase in loans, net                                                         (45,580)         (8,348)
     Net purchase and proceeds, available-for-sale securities                              (254)            752
     Net purchases of premises and equipment                                             (1,257)         (1,238)
     Proceeds from sale of foreclosed real estate                                            --             263
                                                                                     ----------      ----------
              NET CASH USED IN INVESTING ACTIVITIES                                     (31,711)         (8,401)
                                                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits and funds purchased                                        31,405           4,521
     Proceeds from issuance of common stock, net of offering costs                           --           3,834
                                                                                     ----------      ----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                  31,405           8,355
                                                                                     ----------      ----------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                         (570)            100

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                            3,271           1,130
                                                                                     ----------      ----------

CASH AND DUE FROM BANKS AT END OF PERIOD                                             $    2,701      $    1,230
                                                                                     ==========      ==========


See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the "Company") and its wholly owned subsidiary, First Bank of Georgia, (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of June 30, 2000 and December 31, 1999, and for the six months and three months ended June 30, 2000 and 1999 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1999.

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

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:


                                                         For the Six Months Ended June 30, 2000
                                                       -----------------------------------------
                                                                       Weighted
                                                                    Average Shares    Per-Share
                                                       (Numerator)   (Denominator)      Amount
                                                       ----------     -----------     ----------

     NET INCOME                                        $ (119,000)

     BASIC EPS
         Income available to common shareholders         (119,000)        931,750     $     (.13)
                                                                                      ==========

     EFFECT OF DILUTIVE SECURITIES
         Options                                               --          87,440
                                                       ----------      ----------

     DILUTED EPS
         Income available to common shareholders
          and assumed conversions                      $ (119,000)      1,019,190     $     (.13)
                                                       ==========      ==========     ==========

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW

The Company incurred a net loss of $(84,000) for the second quarter of 2000, compared to net income of $34,000 for the second quarter of 1999. Basic earnings per share was a loss of $(.09) for the second quarter of 2000, compared to earnings of $0.04 for the second quarter of 1999. Total consolidated assets at June 30, 2000 were $104,039,000, an increase of $31,320,000 (43.1%) from
December 31, 1999 total consolidated assets of $72,719,000 and an increase of $50,479,000 (94.2%) from June 30, 1999 total consolidated assets of $53,560,000.

The Company incurred a net loss of $119,000 for the six months ended June 30, 2000, compared to net income of $72,000 for the six months ended June 30, 1999. Basic earnings per share for the six months ended June 30, 2000 was a loss of $(.13), compared to earnings of $.08 for the six months ended June 30, 1999.

Through the establishment of additional banking offices in the Augusta, Georgia area and through the development of mortgage lending operations in the Georgia cities of Augusta, Savannah and Warner Robins, the Bank has experienced growth in both net interest income and noninterest income and expense for the quarter ended June 30, 2000 and the six months ended June 30, 2000 when compared to the comparable periods in the preceding year.

The return on average assets was a negative (.27)% (annualized) for the six months ended June 30, 2000, compared to 0.31% (annualized) for the six months ended June 30, 1999. The return on average equity was a negative (2.22)% (annualized) for the six months ended June 30, 2000, compared to 1.66% (annualized) for the six months ended June 30, 1999.

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

Net interest income was $980,000 for the three months ended June 30, 2000, an increase of $428,000 (77.5%) from $552,000 for the three months ended June 30, 1999. The increase was primarily the result of investing increased deposit liability funds and other borrowed funds in loans. Interest-earning assets were $94,083,000 at June 30, 2000 compared to $47,807,000 at June 30, 1999, an increase of $46,276,000 (96.8%). Loans, the highest yielding component of interest-earning assets, were $79,885,000, an increase of $49,525,000 (163.1%) from the June 30, 1999 balance of $30,360,000. Loans increased $44,792,000 (127.6%) from the December 31, 1999 balance of $35,093,000 to June 30, 2000. The increase in deposit liability funds and loans continues to be significantly attributable to the Company's expansion in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans also is substantially attributable to loans originated through the Bank's mortgage lending operation which began significant operations in the second quarter of 2000. Substantially all loans originated by the mortgage lending operation are sold in the secondary market following origination. These loans held for sale are primarily funded by the Bank through a line-of-credit. At June 30, 2000, loans represented 84.9% of interest-earning

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


assets compared to 63.5% at June 30, 1999. Investments in securities were $12,568,000 at June 30, 2000, a decrease of $309,000 (2.4%) from the June 30,
1999 balance of $12,877,000. Investments in securities at June 30, 2000 increased $132,000 (1.1%) from the December 31, 1999 balance of $12,436,000.

Interest-bearing deposits were $63,127,000 at June 30, 2000, an increase of $25,695,000 (68.6%) from the June 30, 1999 balance of $37,432,000, and a
$10,018,000 (18.9%) increase from the December 31, 1999 balance of $53,109,000.
The Bank's mortgage funding line-of-credit at June 30, 2000 was $12,368,000, a 100.0% increase from June 30, 1999 and December 31, 1999. Repurchase arrangements utilized by the Bank were $5,900,000 at June 30, 2000, an increase of $3,419,000 (137.8%) from the December 31, 1999 balance of $2,481,168 and a
100.0% increase from June 30, 1999.

INTEREST INCOME

Interest income for the three months ended June 30, 2000 was $1,773,000, an increase of $861,000 (94.4%) from the three months ended June 30, 1999. The increase in interest income primarily resulted from an increase in interest and fees on loans. Interest income and fees on loans was $1,564,000 for the three months ended June 30, 2000, an increase of $907,000 (138.1%) from $657,000 for the three months ended June 30, 1999. This increase in interest income and fees from loans is a result of the Bank's increasing investment in loans. The Bank's availability to increase the investment in loans continues to be significantly attributable to the expansion into the Augusta, Georgia and Columbia County, Georgia market areas. In addition, the Bank's newly established mortgage lending operation is significantly attributing to the growth in the investment in loans.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2000 was $793,000, an increase of $433,000 (120.3%) from $360,000 for the three months ended June 30, 1999. The increase is primarily attributable to increased deposit liability funds obtained from the expansion into the Augusta and Columbia County markets. In addition, the increase in interest expense is the result of the Bank establishing a mortgage funding line-of-credit during the second quarter to fund mortgage loans held for sale by the Bank. Interest expense for the second quarter has also increased from the comparable quarter in 1999 as the Bank has entered into repurchase agreements that the Bank was not utilizing during the quarter ended June 30, 1999.

NONINTEREST INCOME

Noninterest income was $297,000 for the three months ended June 30, 2000, an increase of $200,000 (206.3%) from $97,000 for the three months ended June 30, 1999. Service charges on deposit accounts were $85,000 for the three months ended June 30, 2000, an increase of $12,000 (16.4%) from $73,000 for the three months ended June 30, 1999. Other income was $212,000 for the three months ended June 30, 2000, an increase of $188,000 (783.3%) from $24,000 for the three months ended June 30, 1999. This increase was substantially the result of $181,000 of income received from the sale of mortgage loans originated during the quarter ended June 30, 2000.

NONINTEREST EXPENSE

Noninterest expense was $1,382,000 for the three months ended June 30, 2000, an increase of $808,000 (140.8%) from $574,000 for the three months ended June 30, 1999. Salary and employee benefit costs were $866,000 for the three months ended June 30, 2000, an increase of $579,000 (201.7%) from $287,000 for the three months ended June 30, 1999. This increase is the result of the Bank hiring additional personnel to operate the expanded locations in Augusta and Columbia County, and the hiring of personnel related to the Bank's mortgage lending operation. This expansion and establishment of the mortgage lending operation

                GEORGIA-CAROLINA BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


occurred primarily subsequent to June 30, 1999. Occupancy expenses and other expenses for the three months ended June 30, 2000 also increased from the three months ended June 30, 1999 primarily as a result of the expanded locations and establishment of the mortgage operations as occupancy and other costs are incurred to support these operations.

INCOME TAXES

The Company recorded an income tax benefit of $(49,000) for the three months ended June 30, 2000, resulting from the net loss of $(133,000) incurred for the quarter.


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

Non-performing assets were $890,000 at June 30, 2000, compared to $1,140,000 at December 31, 1999 and $149,000 at June 30, 1999. The composition of non-performing assets for each date is shown below.


                                              June 30,     December 31,     June 30,
                                                2000           1999           1999
                                             ----------    ------------    ----------


     Non-accrual loans                       $  247,000     $1,140,000     $  149,000
     OREO, net of valuation allowance           643,000             --             --
                                             ----------     ----------     ----------

                                             $  890,000     $1,140,000     $  149,000
                                             ==========     ==========     ==========

The ratio of non-performing assets to total loans and other real estate was 1.19% at June 30, 2000, 3.2% at December 31, 1999, and .48% at June 30, 1999.

Reduction and disposition of non-performing assets is a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $28,000 during the quarter ended June 30, 2000. The

                GEORGIA-CAROLINA BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ratio of allowance for loan losses to total loans was 1.36% at June 30, 2000. Excluding the balance of loans held for sale by the Bank, the ratio was 1.87% at June 30, 2000. At December 31, 1999 the ratio was 2.7% and was 2.9% at June 30, 1999. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, and payment of operating expenses and dividends. The Bank does not anticipate any events which would require liquidity beyond that which is available through deposit growth, federal funds balances, warehouse lines and other funding sources or investment portfolio maturities. The Bank actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at June 30, 2000 was 16.2%, compared to 44.9% at December 31, 1999, and 71.9% at June 30, 1999.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 3% for the leverage ratio. At June 30, 2000, the Bank's Tier I capital was 14.10% and total risk-based capital was 15.35%, compared to 26.1% and 27.4% at year-ended December 31, 1999, respectively. At June 30, 2000, the Bank's leverage ratio was 12.45% compared to 16.7% at December 31, 1999.

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

                                     PART II
                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 17, 2000. At the Annual Meeting, the following persons were elected as directors to serve as Class III directors, for a term of three years and until their successors are elected and qualified: Patrick G. Blanchard, David W. Joesbury, Sr., John W. Lee, Robert N. Wilson, Jr. and Bennye M. Young.

The number of votes cast for and against the election of each nominee for director was as follows:


                                            Votes                  Votes
                                             FOR                  AGAINST
                                            -----                 -------
Patrick G. Blanchard                       624,994                  0

David W. Joesbury, Sr.                     624,994                  0

John W. Lee                                624,994                  0

Robert N. Wilson, Jr.                      624,994                  0

Bennye M. Young                            624,894                100

No other matters were presented or voted for at the Annual Meeting.

The following persons did not stand for reelection to the Board at the 2000 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Larry DeMeyers, Phillip G. Farr, Samuel A. Fowler, Jr., Arthur
J. Gay, Jr., Joseph D. Greene, J. Randal Hall, Hugh L. Hamilton, Jr., William G. Hatcher, George O. Hughes, George H. Inman, James L. Lemley, M.D. and Julian W. Osbon.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibit No.  Description
              -----------  -----------

                  27       Financial Data Schedule (for SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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


                        GEORGIA-CAROLINA BANCSHARES, INC.





                           By:    /s/ Patrick G. Blanchard
                                  ----------------------------------------------
                                  Patrick G. Blanchard
                                  President and Chief Executive Officer
                                  (principal executive officer)


   August 10, 2000         By:    /s/ J. Harold Ward, Jr.
---------------------             ----------------------------------------------
Date                              J. Harold Ward, Jr.
                                  Senior Vice President, Chief Financial Officer
                                  (principal financial and accounting officer)

                                INDEX TO EXHIBITS


Financial Data Schedule (for SEC use only)