Form 10QSB
period 2000-09-30
GEORGIA CAROLINA BANCSHARES INC
filed 2000-11-13
CIK 1044082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from              to
                                                --------------   ---------------

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

                 2805 Wrightsboro Road, Augusta, Georgia 30909
                 ---------------------------------------------
                    (Address of Principal Executive Offices)

                     Issuers Telephone Number (706) 736-2100
                                              --------------

                  110 East Hill Street, Thomson, Georgia 30824
        ---------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


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

           Class                             Outstanding at November 13, 2000
-----------------------------                --------------------------------
Common Stock, $.001 Par Value                          931,750 shares

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                        GEORGIA-CAROLINA BANCSHARES, INC.
                                   Form 10-QSB

                                      Index

PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of September 30, 2000
                and December 31, 1999                                                       1

               Condensed Consolidated Statements of Income (Loss) for the Three
                Months Ended September 30, 2000 and 1999, and the Nine Months
                Ended September 30, 2000 and 1999                                           2

               Condensed Consolidated Statements of Comprehensive Income (Loss)
                for the Three Months Ended September 30, 2000 and 1999, and the
                Nine Months Ended September 30, 2000 and 1999                               3

               Condensed Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 2000 and 1999                                           4

               Notes to Condensed Consolidated Financial Statements                         5

Item 2.        Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                       6

PART II        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                            11

               SIGNATURES                                                                  12

               Index to Exhibits                                                           13

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                        GEORGIA-CAROLINA BANCSHARES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                       September 30,      December 31,
                                                                           2000               1999
                                                                       -------------      ------------
ASSETS

Cash and due from banks                                                  $   2,894          $  3,271
Federal funds sold                                                           1,090            17,010
Securities available-for-sale                                               13,037            12,436
Loans, net of allowance for loan losses                                     63,977            35,093
Loans, held-for-sale                                                        15,909                --
Bank premises and fixed assets                                               5,192             4,046
Accrued interest receivable                                                    742               408
Foreclosed real estate, net of allowance                                       643                --
Deferred tax benefit                                                           350               367
Other assets                                                                   374                88
                                                                         ---------          --------

             TOTAL ASSETS                                                $ 104,208          $ 72,719
                                                                         =========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
     Non-interest bearing                                                $  14,017          $  5,735
     Interest-bearing:
         NOW accounts                                                        8,170             7,893
         Savings                                                             4,949             2,593
         Money market accounts                                               8,219            10,645
         Time deposits of $100,000, and over                                 9,490             8,850
         Other time deposits                                                36,299            23,128
                                                                         ---------          --------
             TOTAL DEPOSITS                                                 81,144            58,844

Other liabilities, borrowings and retail agreements                         12,207             3,032
                                                                         ---------          --------

             TOTAL LIABILITIES                                              93,351            61,876
                                                                         ---------          --------

SHAREHOLDERS' EQUITY:
     Preferred stock, par value $.001; 1,000,000 shares authorized;
         none issued                                                            --                --
     Common stock, par value $.001; 9,000,000 shares authorized;
      931,750 shares issued and outstanding                                      1                 1
     Additional paid-in capital                                             10,188            10,188
     Retained earnings                                                         946               964
     Accumulated other comprehensive income (loss)                            (278)             (310)
                                                                         ---------          --------
             TOTAL SHAREHOLDERS' EQUITY                                     10,857            10,843
                                                                         ---------          --------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 104,208          $ 72,719
                                                                         =========          ========

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                         Three             Three            Nine             Nine
                                                         Months            Months          Months            Months
                                                         Ended             Ended           Ended             Ended
                                                      September 30,    September 30,    September 30,    September 30,
                                                          2000              1999            2000              1999
                                                      -------------    -------------    -------------    -------------
INTEREST INCOME
     Interest and fees on loans                           $1,739          $  773           $ 4,242           $2,007
     Interest on taxable securities                          201             191               582              583
     Interest on nontaxable securities                         6               9                25               27
     Interest on Federal funds sold                           13              38               158              128
                                                          ------          ------           -------           ------
             TOTAL INTEREST INCOME                         1,959           1,011             5,007            2,745
                                                          ------          ------           -------           ------

INTEREST EXPENSE
     Interest on time deposits of $100,000
      or more                                                177              73               375              174
     Interest on other deposits                              725             328             1,758              918
     Interest on funds purchased                             183               1               335                1
                                                          ------          ------           -------           ------
             TOTAL INTEREST EXPENSE                        1,085             402             2,468            1,093
                                                          ------          ------           -------           ------

             NET INTEREST INCOME                             874             609             2,539            1,652

PROVISION FOR LOAN LOSSES                                     93              52               237               80
                                                          ------          ------           -------           ------

             NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                781             557             2,302            1,572
                                                          ------          ------           -------           ------

NONINTEREST INCOME
     Service charges on deposits                              85              71               242              220
     Gain on sale of mortgage loans,
        and other income                                     907              11             1,183               52
                                                          ------          ------           -------           ------
                                                             992              82             1,425              272
                                                          ------          ------           -------           ------
NONINTEREST EXPENSE
     Salaries and employee benefits                        1,019             290             2,309              829
     Occupancy expenses                                      173              77               428              208
     Other expenses                                          425             198             1,019              619
                                                          ------          ------           -------           ------
                                                           1,617             565             3,756            1,656
                                                          ------          ------           -------           ------

INCOME (LOSS) BEFORE INCOME TAXES                            156              74               (29)             188

INCOME TAX EXPENSE (BENEFIT)                                  55              24               (11)              66
                                                          ------          ------           -------           ------

             NET INCOME (LOSS)                            $  101          $   50           $   (18)          $  122
                                                          ======          ======           =======           ======

NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
     Basic                                                $ 0.11          $ 0.06           $ (0.02)          $ 0.14
                                                          ======          ======           =======           ======
     Diluted                                              $ 0.10          $ 0.05           $ (0.02)          $ 0.13
                                                          ======          ======           =======           ======
DIVIDENDS PER SHARE OF COMMON STOCK                       $   --          $   --           $    --           $   --
                                                          ======          ======           =======           ======

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (dollars in thousands)

                                                         Three             Three            Nine             Nine
                                                         Months            Months          Months            Months
                                                         Ended             Ended           Ended             Ended
                                                      September 30,    September 30,    September 30,    September 30,
                                                          2000              1999            2000              1999
                                                      -------------    -------------    -------------    -------------
NET INCOME (LOSS)                                         $  101          $   50          $   (18)          $  122
     Unrealized holding gains and (losses)
      arising during period, less reclassification
      adjustment for gains and losses included
      in net income, net of tax                              112             (65)              32             (447)
                                                          ------          ------          -------           ------

COMPREHENSIVE INCOME (LOSS)                               $  213          $  (15)         $    14           $ (325)
                                                          ======          ======          =======           ======

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                -----------------------
                                                                                  2000           1999
                                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                          $    (18)      $    122
     Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                               203            113
         Provision for loan loss                                                     237             80
         Net increase in accrued interest receivable                                (334)           (58)
         Net (increase) decrease in other assets                                    (284)           175
         Net increase (decrease) in other liabilities                                674            (36)
                                                                                --------       --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                               478            396
                                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in federal funds sold                                           15,920          1,590
     Net increase in loans                                                       (45,673)       (12,109)
     Net purchase and proceeds, available-for-sale securities                       (553)         1,037
     Net purchases of premises and equipment                                      (1,349)        (1,576)
     Proceeds from sale of foreclosed real estate                                     --            263
                                                                                --------       --------
             NET CASH USED IN INVESTING ACTIVITIES                               (31,655)       (10,795)
                                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits and funds purchased                                 30,800          7,484
     Proceeds from issuance of common stock, net of offering costs                    --          3,834
                                                                                --------       --------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                            30,800         11,318
                                                                                --------       --------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                  (377)           919

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                     3,271          1,130
                                                                                --------       --------

CASH AND DUE FROM BANKS AT END OF PERIOD                                        $  2,894       $  2,049
                                                                                ========       ========

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the "Company") and its wholly owned subsidiary, First Bank of Georgia, (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of September 30, 2000 and December 31, 1999, and for the nine months and three months ended September 30, 2000 and 1999 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1999.

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

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

                                                     For the Nine Months Ended September 30, 2000
                                                     --------------------------------------------
                                                                         Weighted
                                                                      Average Shares    Per-Share
                                                     (Numerator)      (Denominator)       Amount
                                                     -----------      --------------    ---------
     NET INCOME                                       $(18,000)

     BASIC EPS
         Income available to common shareholders       (18,000)          931,750          $(0.02)
                                                                                          ======

     EFFECT OF DILUTIVE SECURITIES
         Options                                            --            44,783
                                                      --------           -------

     DILUTED EPS
         Income available to common shareholders
          and assumed conversions                     $(18,000)          976,533          $(0.02)
                                                      ========           =======          ======

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW

The Company's net income was $101,000 for the third quarter of 2000, compared to net income of $50,000 for the third quarter of 1999. Basic earnings per share was $0.11 for the third quarter of 2000, compared to earnings of $0.06 for the third quarter of 1999. Total consolidated assets at September 30, 2000 were $104,208,000, an increase of $31,489,000 (43.3%) from December 31, 1999 total consolidated assets of $72,719,000 and an increase of $47,641,000 (84.2%) from September 30, 1999 total consolidated assets of $56,567,000.

The Company incurred a net loss of $(18,000) for the nine months ended September 30, 2000, compared to net income of $122,000 for the nine months ended September 30, 1999. Basic earnings per share for the nine months ended September 30, 2000 was a loss of $(.02), compared to earnings of $.14 for the nine months ended September 30, 1999.

Through the establishment of additional banking offices in the Augusta, Georgia area and through the development of mortgage lending operations in the Georgia cities of Augusta, Savannah and Warner Robins, the Bank has experienced growth in net interest income, noninterest income and noninterest expense for the quarter ended September 30, 2000 and the nine months ended September 30, 2000, when compared to the comparable periods in the preceding year.

The return on average assets was (.03)% (annualized) for the nine months ended September 30, 2000, compared to 0.32% (annualized) for the nine months ended September 30, 1999. The return on average equity was (0.22)% (annualized) for the nine months ended September 30, 2000, compared to 1.80% (annualized) for the nine months ended September 30, 1999.

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

Net interest income was $874,000 for the three months ended September 30, 2000, an increase of $265,000 (43.5%) from $609,000 for the three months ended September 30, 1999. The increase was primarily the result of investing increased deposit liability funds and other borrowed funds in loans. Interest-earning assets were $94,013,000 at September 30, 2000 compared to $49,713,000 at September 30, 1999, an increase of $44,300,000 (89.1%). Loans, the highest yielding component of interest-earning assets, were $79,886,000, (net of allowance for loan losses) at September 30, 2000, an increase of $45,817,000 (134.5%) from the September 30, 1999 balance of $34,069,000 and an increase of $44,793,000 (127.6%) from the December 31, 1999 balance of $35,093,000. The increase in deposit liability funds and loans continues to be significantly attributable to the Company's expansion in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans is also substantially attributable to loans originated through the Bank's mortgage lending operation which began significant operations in the second quarter of 2000. Substantially all loans originated by the mortgage lending operation are sold in the secondary market following origination. These loans held for sale are primarily funded by the Bank through a line-of-credit. At September 30, 2000, loans represented 85.0% of interest-earning assets compared to 51.7% at December 31, 1999. Investments in securities were $13,037,000 at September 30, 2000, an increase of $543,000 (4.3%) from the September 30, 1999 balance of $12,494,000.

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investments in securities at September 30, 2000 increased $601,000 (4.8%) from the December 31, 1999 balance of $12,436,000.

Interest-bearing deposits were $67,127,000 at September 30, 2000, an increase of $27,067,000 (67.6%) from the September 30, 1999 balance of $40,060,000, and a
$14,018,000 (26.4%) increase from the December 31, 1999 balance of $53,109,000.
The Bank's mortgage funding line-of-credit at September 30, 2000 was $6,408,000. The line-of-credit was established in the second quarter of 2000. Repurchase arrangements utilized by the Bank were $4,572,000 at September 30, 2000, an increase of $2,091,000 (84.2%) from the December 31, 1999 balance of $2,481,000.

INTEREST INCOME

Interest income for the three months ended September 30, 2000 was $1,959,000, an increase of $948,000 (93.8%) from $1,011,000 for the three months ended September 30, 1999. The increase in interest income primarily resulted from an increase in interest and fees on loans. Interest income and fees on loans was $1,739,000 for the three months ended September 30, 2000, an increase of $966,000 (125.0%) from $773,000 for the three months ended September 30, 1999. This increase in interest income and fees from loans is a result of the Bank's increasing investment in loans. The Bank's availability to increase the investment in loans continues to be significantly attributable to the expansion into the Augusta and Columbia County market areas. In addition, the Bank's newly established mortgage lending operation is significantly attributing to the growth in the investment in loans.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2000 was $1,085,000, an increase of $683,000 (170.0%) from $402,000 for the three months ended September 30, 1999. The increase is primarily attributable to increased deposit liability funds obtained from the expansion into the Augusta and Columbia County markets. In addition, the increase in interest expense is the result of the Bank establishing a mortgage funding line-of-credit during the second quarter of 2000 to fund mortgage loans held for sale by the Bank. Interest expense for the third quarter has also increased from the comparable quarter in 1999 as the Bank has entered into repurchase agreements that the Bank was not utilizing during the quarter ended September 30, 1999.

NONINTEREST INCOME

Noninterest income was $992,000 for the three months ended September 30, 2000, an increase of $910,000 (1,109.8%) from $82,000 for the three months ended September 30, 1999. Service charges on deposit accounts were $85,000 for the three months ended September 30, 2000, an increase of $14,000 (19.7%) from $71,000 for the three months ended September 30, 1999. Other income was $907,000 for the three months ended September 30, 2000, an increase of $896,000 (8,145.4%) from $11,000 for the three months ended September 30, 1999. This increase was substantially the result of approximately $886,000 of income received from the sale of mortgage loans originated during the quarter ended September 30, 2000.

NONINTEREST EXPENSE

Noninterest expense was $1,617,000 for the three months ended September 30, 2000, an increase of $1,052,000 (184.7%) from $565,000 for the three months ended September 30, 1999. Salary and employee benefit costs were $1,019,000 for the three months ended September 30, 2000, an increase of $729,000 (251.4%) from $290,000 for the three months ended September 30, 1999. This increase is the result of the Bank hiring additional personnel to operate the expanded locations in Augusta and Columbia County, and

                GEORGIA-CAROLINA BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the hiring of personnel related to the Bank's mortgage lending operation. This expansion and establishment of the mortgage lending operation occurred primarily subsequent to September 30, 1999. Occupancy expenses and other expenses for the three months ended September 30, 2000 also increased from the three months ended September 30, 1999 primarily as a result of the expanded locations and establishment of the mortgage operations as occupancy and other costs are incurred to support these operations.

INCOME TAXES

The Company recorded income tax expense of $55,000 for the three months ended September 30, 2000, resulting from the net income of $156,000 for the quarter.

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

Non-performing assets were $845,000 at September 30, 2000, compared to $1,140,000 at December 31, 1999 and $357,000 at September 30, 1999. The
composition of non-performing assets for each date is shown below.

                                                September 30,     December 31,    September 30,
                                                    2000              1999             1999
                                                -------------     ------------    -------------
         Non-accrual loans                       $  202,000        $1,140,000        $357,000
         OREO, net of valuation allowance           643,000                --              --
                                                 ----------        ----------        --------

                                                 $  845,000        $1,140,000        $357,000
                                                 ==========        ==========        ========

The ratio of non-performing assets to total loans and other real estate was 1.0% at September 30, 2000, 3.2% at December 31, 1999, and 1.0% at September 30, 1999.

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

                GEORGIA-CAROLINA BANCSHARES, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Based on the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $93,000 during the quarter ended September 30, 2000. The ratio of allowance for loan losses to total loans was 1.5% at September 30, 2000. Excluding the balance of loans held for sale by the Bank, the ratio was 1.9% at September 30, 2000. At December 31, 1999 the ratio of the allowance for loan losses to loans (excluding loans held for sale) was 2.7% and was 2.8% at September 30, 1999. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at September 30, 2000 was 32.9%, compared to 44.9% at December 31, 1999, and 31.3% at September 30, 1999.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 3% for the leverage ratio. At September 30, 2000, the Bank's Tier I capital was 14.05% and total risk-based capital was 15.3%, compared to 24.8% and 26.1% at December 31, 1999, respectively. At September 30, 2000, the Bank's leverage ratio was 10.76% compared to 16.5% at December 31, 1999.

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

                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit No.       Description

                  27                Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           GEORGIA-CAROLINA BANCSHARES, INC.



                           By:  /s/ Patrick G. Blanchard
                              ------------------------------------------------
                              Patrick G. Blanchard
                              President and Chief Executive Officer
                              (principal executive officer)


November 13, 2000          By:  /s/ J. Harold Ward, Jr.
-----------------             ------------------------------------------------
Date                          J. Harold Ward, Jr.
                              Senior Vice President, Chief Financial Officer
                              (principal financial and accounting officer)

                                INDEX TO EXHIBITS


Exhibit No.       Description
-----------       -----------

27.1              Financial Data Schedule (for SEC use only)