Form 10KSB
period 2000-12-31
GEORGIA CAROLINA BANCSHARES INC
filed 2001-04-02
CIK 1044082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                   FORM 10-KSB

                 ----------------------------------------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                 ----------------------------------------------

                           COMMISSION FILE NO. 0-22891

                        GEORGIA-CAROLINA BANCSHARES, INC.

               INCORPORATED UNDER THE LAWS OF THE STATE OF GEORGIA

                 (I.R.S. EMPLOYER IDENTIFICATION NO. 58-2326075)

                             2805 WRIGHTSBORO ROAD
                             AUGUSTA, GEORGIA 30909

                           TELEPHONE: (706) 736-2100

 ------------------------------------------------------------------------------
 Securities registered under Section 12(b) of the Securities Exchange Act: None

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

Revenue for the fiscal year ended December 31, 2000: $9,668,000.

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant (593,900 shares), on March 30, 2001 was $6,124,594 based on the closing price of the registrant's common stock as reported on the Over-the-Counter Bulletin Board on March 30, 2001. For purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered affiliates of the registrant at that date.

As of March 30, 2001, 935,750 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held May 17, 2001 are incorporated by reference in response to
Part II of this Report.

Transitional Small Business Disclosure Format (check one)
Yes [ ] No [X]

                                     PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2001 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publically update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

Georgia-Carolina Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Georgia on January 31, 1997, to operate as a bank holding company pursuant to the federal Bank Holding Company Act of 1956, as amended.

The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the "Bank"), a state-chartered commercial bank that operates two offices in Thomson, Georgia and two offices in Augusta, Georgia. The Bank opened the Daniel Village Office in Augusta in March 1999 and opened the West Town Office in Martinez, Georgia in October 1999. In December 2000 the Bank completed construction of the Medical Center Office on Walton Way in Augusta which opened for business in January 2001. The Bank has purchased a site on Fury's Ferry Road in Columbia County for an additional office. Construction is expected to begin in the second half of 2001.

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

In September 1999, the Bank established a mortgage division of the Bank which operates as First Bank Mortgage (the "Mortgage Division"). This division originates mortgage loans and offers a variety of other mortgage products. In 2000 the Bank significantly expanded the Mortgage Division by acquiring certain mortgage banking offices from another financial institution. The acquisition of these offices consisted of the hiring of executives and staff employees, the assumption of leases, the purchase of fixed assets for approximately $200,000, and the purchase of an approximately $15,000,000 loan portfolio. First Bank Mortgage has locations in Augusta, Warner Robins, Rincon and Savannah, Georgia. In addition, the Mortgage Division opened a Jacksonville, Florida office in January 2001. Substantially all of the residential mortgage loans originated by the Mortgage Division are sold in the secondary market. The Mortgage Division also originates and holds short-term residential development and construction loans.

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

In February 1997, while Bank management and the Board of Directors of the Bank were pursuing the organization of the Company, the Bank was contacted by certain businessmen located in and around Augusta, Georgia who were interested in chartering a new bank to serve the markets of Augusta and neighboring Columbia County as a subsidiary of the Company. In October 1997, the Company and the businessmen reached an agreement, subsequently approved by the Company's shareholders and subject to certain other conditions, whereby the Company agreed to register certain shares of its common stock for sale to the public and to use the proceeds of such sale to expand the Bank, through the establishment of offices, into Augusta and Columbia County. In March 1999, the Company completed a best efforts public offering of its common stock as a result of which the Company sold 296,370 shares of common stock and received proceeds of approximately $4,000,995.

MARKET AREA AND COMPETITION

The primary service area (the "PSA") of the Bank includes the counties of McDuffie, Richmond, and Columbia, Georgia, and the communities of Thomson and Augusta, Georgia which are approximately 30 miles apart. The Bank encounters competition in its PSA and in surrounding areas from other commercial banks. These competitors offer a full range of banking services and compete for all types of services, especially deposits. In addition, in certain aspects of its banking business, the Bank also competes with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds, and other financial service companies which attract customers that have traditionally been served by banks.

The extent to which other types of financial service companies compete with commercial banks has increased significantly over the past several years as a result of federal and state legislation which has permitted these organizations to compete for customers and offer products that have historically been offered by banks. The impact of this legislation and other subsequent legislation on the financial services industry cannot be predicted. See " - Supervision and Regulation."

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table presents the average balance sheet of the Bank for the years ended December 31, 2000 and 1999. Also presented is the Bank's actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability. This table includes all major categories of interest-earning assets and interest-bearing liabilities:

                             AVERAGE BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                           December 31,
                                              -----------------------------------------------------------------------
                                                             2000                                  1999
                                              ---------------------------------     ---------------------------------
                                                           Interest     Average                  Interest     Average
                                              Average      Income/      Yield/      Average      Income/      Yield/
                                              Balance      Expense       Rate       Balance      Expense       Rate
                                              --------     --------     -------     --------     --------     -------

ASSETS
INTEREST-EARNING ASSETS
  Loans, net of unearned income               $ 68,102      $6,203        9.11%     $ 30,602      $2,818        9.21%
  Investment securities                         12,720         842        6.62%       13,024         809        6.21%
  Interest-bearing deposits in banks                --          --          --            --          --          --
  Federal funds sold                             2,817         167        5.93%        5,305         284        5.35%
                                              --------      ------                  --------      ------
     TOTAL INTEREST-EARNING ASSETS              83,639       7,212        8.62%       48,931       3,911        7.99%
                                                                                                              ------

NON-INTEREST EARNING ASSETS
  Cash and due from banks                        2,893                                 1,478
  Bank premises and fixed assets                 4,794                                 3,477
  Accrued interest receivable                      617                                   404
  Other assets                                   1,187                                 1,409
  Allowance for loan losses                     (1,144)                                 (922)
                                              --------                              --------
     TOTAL ASSETS                             $ 91,986                              $ 54,777
                                              ========                              ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
INTEREST-BEARING DEPOSITS
  NOW accounts                                $  8,232      $  166        2.02%     $  7,035      $  127        1.80%
  Savings accounts                               4,223         148        3.50%        2,407          60        2.49%
  Money market accounts                          9,189         378        4.11%        7,208         273        3.79%
  Time accounts                                 38,291       2,370        6.19%       22,431       1,191        5.31%
                                              --------      ------                  --------      ------
     TOTAL INTEREST-BEARING DEPOSITS            59,935       3,062        5.11%       39,081       1,651        4.22%

OTHER INTEREST-BEARING
 LIABILITIES
  Funds purchased                               11,515         603        5.24%          153           6        3.97%
                                              --------      ------                  --------      ------
     TOTAL INTEREST-BEARING LIABILITIES         71,450       3,665        5.13%       39,234       1,657        4.22%

NONINTEREST-BEARING LIABILITIES
 AND SHAREHOLDERS' EQUITY
  Demand deposits                                8,538                                 5,030
  Other liabilities                              1,307                                   470
  Shareholders' equity                          10,691                                10,043
                                              --------                              --------
     TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                  $ 91,986                              $ 54,777
                                              ========                              ========

Interest rate spread                                                      3.49%                                 3.77%
Net interest income                                          3,547                                 2,254
Net interest margin                                                       4.24%                                 4.62%
Average interest-earning assets to
 average total assets                                                    90.93%                                89.33%
Average loans to average deposits                                        99.46%                                69.37%

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

                                                           Year Ended December 31, 2000
                                                                   Compared with
                                                           Year Ended December 31, 1999
                                                           (Dollar amounts in thousands)
                                                       --------------------------------------
                                                       Increase (Decrease) Due to
                                                       --------------------------
                                                          Volume         Rate          Total
                                                          ------        ------         ------
Interest earned on:
  Tax-exempt securities                                   $  (15)       $    3         $  (12)
  Taxable securities                                          11            34             45
  Federal funds sold                                         (98)          (19)          (117)
  Net loans and loans held for sale                        3,445           (60)         3,385
                                                          ------        ------         ------

Total interest income                                      3,343           (42)         3,301
                                                          ------        ------         ------

Interest paid on:
  NOW deposits                                                23            16             39
  Money market deposits                                      109            (4)           105
  Savings deposits                                            42            46             88
  Time deposits                                              798           381          1,179
  Funds purchased                                            597            --            597
                                                          ------        ------         ------

Total interest expense                                     1,569           439          2,008
                                                          ------        ------         ------

Increase (decrease) in net interest income                $1,774        $ (481)        $1,293
                                                          ======        ======         ======

                                                           Year Ended December 31, 1999
                                                                  Compared with
                                                           Year Ended December 31, 1998
                                                           (Dollar amounts in thousands)
                                                       -------------------------------------
                                                       Increase (Decrease) Due to
                                                       --------------------------
                                                          Volume         Rate         Total
                                                          ------        ------        ------
Interest earned on:
  Tax-exempt securities                                   $  (13)       $   (1)       $  (14)
  Taxable securities                                         (69)           (5)          (74)
  Federal funds sold                                         140           (25)          115
  Net loans                                                  806          (220)          586
  Interest-bearing deposits in banks                          (7)           --            (7)
                                                          ------        ------        ------

Total interest income                                        857          (251)          606
                                                          ------        ------        ------

Interest paid on:
  NOW deposits                                                (4)          (13)          (17)
  Money market deposits                                      151            21           172
  Savings deposits                                            11            (1)           10
  Time deposits                                              197          (111)           86
  Funds purchased                                              6            --             6
                                                          ------        ------        ------

Total interest expense                                       361          (104)          257
                                                          ------        ------        ------

Increase (decrease) in net interest income                $  496        $ (147)       $  349
                                                          ======        ======        ======

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

The following table details, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                             Year Ended December 31, 2000       Year Ended December 31, 1999
                                           ---------------------------------  ---------------------------------
                                             (Dollar amounts in thousands)      (Dollar amounts in thousands)
                                           Average Amount  Average Rate Paid  Average Amount  Average Rate Paid
                                           --------------  -----------------  --------------  -----------------

Deposit Category

Non-interest bearing demand deposits          $  8,538              --           $  5,030              --

NOW and money market deposits                   17,421            3.12%            14,243            2.81%

Savings deposits                                 4,223            3.50%             2,407            2.49%

Time deposits                                   38,291            6.19%            22,431            5.31%

The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2000 were as follows:

                                                              (In thousands)
         Three months or less                                    $  1,600
         Over three months through twelve months                    6,651
         Over twelve months                                         2,445
                                                                 --------
                                               Total             $ 10,696
                                                                 ========

Borrowed funds consist of short-term borrowings, including federal funds purchased, retail and other repurchase agreements and a line-of-credit with the Federal Home Loan Bank. The average balance of borrowed funds was approximately $11.5 million for the year ended December 31, 2000 and was approximately $153,000 for the year ended December 31, 1999. This significant increase in borrowed funds is a result of the Bank's loan growth in new market areas and the Banks utilization of borrowed funds to fund loans held-for-sale and construction lending by the Mortgage Division.

The most significant borrowed funds category for the Bank is the line-of-credit from the Federal Home Loan Bank. At December 31, 2000 the outstanding balance on the line was $6,998,000 at a weighted average interest rate of 6.60%. The average balance outstanding on the line-of-credit was $6,745,000 for the year ended December 31, 2000 with a weighted average interest rate of 5.90%. The maximum amount outstanding on the line at any month end during 2000 was $14,433,000. The line is secured by the mortgage loans held-for-sale originated with the borrowed funds. The interest rate on the line is the Federal Home Loan Bank daily overnight rate plus 25 basis points.

LOAN PORTFOLIO

The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. The Bank concentrates its lending efforts in the areas of consumer/installment and real estate loans, particularly home mortgage lending. As of December 31, 2000, the Bank's loan portfolio consisted of 33.5% commercial loans, 24.1% real estate construction loans, 29.8% real estate mortgage loans and 13% consumer/installment loans.

 Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. These loans include short-term lines of credit, short to medium-term plant and equipment loans, loans for general working capital and letters of credit.

The Bank's consumer loans consist primarily of installment loans to individuals for personal, family or household purposes, including automobile loans to individuals and pre-approved lines of credit.

The Bank's real estate mortgage loans include commercial mortgage lending and residential mortgage lending. The Bank's commercial mortgage loans are generally secured by office buildings, retail establishments and other types of property. The Bank's residential mortgage loans are primarily single-family residence loans secured by the residential property.

The Bank's real estate construction loans consist of residential and commercial construction loans as well as land development loans. These loans are primarily construction and development loans to builders in the Augusta, Savannah, Rincon and Warner Robins, Georgia area.

While risk of loss in the Bank's loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Bank's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank's real estate portfolio.

The Bank may originate loans and participate the loan with other banks with respect to loans which exceed the Bank's lending limits or established credit criteria. In addition, the Bank may participate in loans originated by other banks. Management of the Bank does not believe that loan participations will necessarily pose any greater risk of loss than loans which the Bank originates.

The following table presents the categories of loans contained in the Bank's loan portfolio as of December 31, 2000 and 1999 and the total amount of all loans for such periods:

                                                                  December 31,
                                                             ----------------------
                                                               2000          1999
                                                             --------      --------
                                                          (Dollar amounts in thousands)

Type of Loan
  Commercial, financial and agricultural                     $ 24,582      $ 10,468
  Real estate - construction                                   17,648         5,458
  Real estate - mortgage                                       21,850        16,033
  Installment and consumer                                      9,247         4,159
                                                             --------      --------

                          Subtotal                             73,327        36,118

Less:
  Unearned income and deferred loan fees                         (146)          (25)
  Allowance for possible loan losses                           (1,194)       (1,000)
                                                             --------      --------

                         Total (net of allowance)            $ 71,987      $ 35,093
                                                             ========      ========

In addition to the above, at December 31, 2000, the Bank also had $17,610,000 of single family residential mortgage loans held-for-sale that were originated by the Bank's Mortgage Division.

The table below presents an analysis of maturities of certain categories of loans as of December 31, 2000:

                                              Due in 1    Due in 1 to     Due After
Type of Loan                                Year or Less    5 Years       5 Years        Total
------------                                ------------  -----------     ---------     --------
                                                        (Dollar amounts in thousands)

Commercial, financial and agricultural        $  7,208      $ 11,272      $  6,102      $ 24,582
Real estate-construction                        17,558            90            --        17,648
                                              --------      --------      --------      --------

                        Total                 $ 24,766      $ 11,362      $  6,102      $ 42,230
                                              ========      ========      ========      ========

The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 2000:

          Loans due after 1 year with predetermined interest rates         $15,542

          Loans due after 1 year with floating interest rates              $ 1,922

Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or, when in management's judgment, the interest will not be collectible in the normal course of business. At December 31, 2000, the Bank had ten loans aggregating $161,000 accounted for on a nonaccrual basis, and ten loans aggregating $98,000 that were past due 90 days or more as to principal or interest and were still accruing. At December 31, 1999, the Bank had nine loans aggregating $1,140,000 accounted for on a nonaccrual basis, and there was one loan aggregating $5,075 that was past due 90 days or more as to principal or interest and was still accruing. Additional interest income of $19,900 in 2000 and $15,583 in 1999 would have been recorded if all loans accounted for on a nonaccrual basis had been current in accordance with their original terms. No interest income has been recognized in 2000 or 1999 on loans that have been accounted for on a nonaccrual basis.

At December 31, 2000 and 1999, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Bank's loss experience is furnished in the following table for the periods indicated.

                                                              Summary of Loan Loss Experience
                                                              -------------------------------
                                                                       December 31,
                                                                    2000          1999
                                                                  --------      --------
                                                                      (In thousands)

Allowance for loan losses, beginning of year                      $  1,000      $    835

Charge-offs:
 Commercial, financial and agricultural
      (primarily single payment)                                      (195)           --
  Installment and consumer                                             (26)          (15)
  Credit cards                                                          --            (6)
                                                                  --------      --------
                                                                      (221)          (21)
                                                                  --------      --------
Recoveries:
  Commercial, financial and agricultural (primarily
   single payment)                                                       1             2
  Installment and consumer                                              52            68
  Credit cards                                                           1             1
                                                                  --------      --------
                                                                        54            71
                                                                  --------      --------

Net (charge-offs) recovery                                            (167)           50
                                                                  --------      --------
Provision charged to operations                                        361           115
                                                                  --------      --------

Allowance for loan losses, end of year                            $  1,194      $  1,000
                                                                  ========      ========

Ratio of net charge-offs (recoveries) during the period
 to average loans outstanding during the period                      (0.25)%       (0.16)%

LOAN LOSS ALLOWANCE

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.

Accordingly, management has established an allowance for loan losses, which totaled approximately $1.2 million at December 31, 2000, which is allocated according to the following table:

                                              Allowance for Loan Losses
                                              -------------------------
                                                       Percent of Loans
                                                       In Each Category
                                                Amount  To Total Loans
                                                ------  --------------
                                           (Dollar amounts in thousands)

Commercial, financial and agricultural          $  181          34%
Real estate - construction                         356          24
Real estate - mortgage                             368          30
Installment and consumer                            75          12
Unallocated                                        214          --
                                                ------       -----

                   Total                        $1,194       100.0%
                                                ======       =====

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

The Bank's commercial loans represent approximately 33.5% of outstanding loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, the Bank generally originates commercial loans on a secured basis, and at December 31, 2000, over 90% of the Bank's commercial loans were made on a secured basis. Management believes that the secured condition of a substantial portion of the commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

The Bank's installment and consumer loan portfolio is also well secured. At December 31, 2000 the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans inherently possess less risk than other categories of loans.

Real estate mortgage loans constitute 29.8% of outstanding loans. These loans include both commercial and residential mortgage loans. The remaining portion of this category consists of commercial real estate loans. Management believes the risk of loss for commercial real estate loans is generally higher than residential loans. Management continuously monitors the performance of the commercial real estate portfolio and collateral values. Residential mortgages are generally secured by the underlying residence. Management of the Bank believes that these loans are well secured.

         Real estate construction loans represent approximately 24.1% of the Bank's outstanding loans at December 31, 2000. This category of the loan portfolio consists of construction and development loans for real estate located in the Bank's market areas in Georgia and commercial and residential construction and development loans. Management of the Bank closely monitors the performance of these loans and periodically inspects properties and development progress. Management considers these factors in estimating and evaluating the allowance for loan losses.

The Bank's loans held for sale consist of single family residential mortgage loans originated by the Bank's Mortgage Division. These loans are generally originated with an investor purchase commitment and are sold shortly after origination by the Bank. As such, the Bank does not provide for an allowance for loan losses on loans held for sale.

The Bank's Board of Directors monitors the loan portfolio monthly to enable the Board to evaluate the adequacy of the allowance for loan losses. The Board reviews the loans as rated for performance classification and the resulting allowance resulting from the classifications. The provision for loan losses charged to operations is based on this determined allowance. In addition, the Board considers such factors as delinquent loans, collateral values and economic conditions in their evaluation of the adequacy of the allowance for loan losses.

INVESTMENTS

As of December 31, 2000, investment securities comprised approximately 12.3% of the Bank's assets, with loans comprising approximately 76.9% of the Bank's assets. The Bank invests primarily in obligations of the United States or agencies of the United States, mortgage-backed securities and obligations, other taxable securities and in certain obligations of states and municipalities. The Bank also enters into federal funds transactions with its principal correspondent banks. The Bank may act as a net seller or net purchaser of such funds.

The following table presents, for the dates indicated, the estimated fair market value of the Bank's investment securities available-for-sale. The Bank has classified all investment securities as available-for- sale.

                                                                  December 31,
                                                             ----------------------
                                                               2000          1999
                                                             --------      --------
                                                          (Dollar amounts in thousands)

Obligations of the U.S. Treasury and
     other U.S. government agencies                          $ 11,150      $ 11,073
Mortgage-backed securities                                      2,616           420
Obligations of States and political subdivisions                   --           806
                                                             --------      --------
                                                               13,766        12,299
Federal Home Loan Bank stock                                      554           137
                                                             --------      --------

              Total                                          $ 14,320      $ 12,436
                                                             ========      ========

The following tables present the contractual maturities and weighted average yields of the Bank's investments:

                                                          Maturities of Investment Securities
                                                      -------------------------------------------
                                                                            After One  After Five
                                                       Within    Through     Through      After
                                                      One Year  Five Years  Ten Years   Ten Years
                                                      --------  ----------  ---------  ----------
Obligations of the U.S. Treasury and
     other U.S. government agencies                     $ --      $5,375      $5,774      $   --
Mortgage-backed securities                                --         287       1,371         960
Obligations of States and political subdivisions          --          --          --          --
Federal Home Loan Bank stock                              --          --          --         554
                                                        ----      ------      ------      ------
              Total                                     $ --      $5,662      $7,145      $1,514
                                                        ====      ======      ======      ======

                                                                  Weighted Average Yields
                                                        --------------------------------------------
                                                                   After One   After Five
                                                         Within     Through      Through     After
                                                        One Year   Five Years   Ten Years  Ten Years
                                                        --------   ----------  ----------  ---------

Obligations of the U.S. Treasury and
     other U.S. government agencies                         --%       6.10%       6.39%        - %
Mortgage-backed securities                                  --        5.47        7.01        5.04
Obligations of States and political subdivisions            --          --          --          --
Federal Home Loan Bank stock                                --          --          --        7.50
                                                          ----        ----        ----        ----
              Total weighted average yield                  --%       6.06%       6.51%       7.29%
                                                          ====        ====        ====        ====

With the exception of the U.S. Treasury notes and U.S. government agencies securities shown above, the Bank did not have investments with a single issuer exceeding, in the aggregate, 10% of the Bank's shareholders' equity.

RETURN ON EQUITY AND ASSETS

The following table presents certain profitability, return and capital ratios for the Company at or as of the end of the past two fiscal years.

                                  December 31,
                               ------------------
Ratio                           2000        1999
-----                          ------      ------

Return on Assets                  .14%        .13%
Return on Equity                 1.19%        .78%
Dividend Payout                     -%          -%
Equity to Assets                 11.6%      14.91%

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

The Bank sells loan participations to correspondent banks. Management of the Bank has established correspondent relationships with The Bankers Bank, the Federal Home Loan Bank of Atlanta, Regions Bank and SunTrust Bank. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondent in non-interest bearing accounts.

DATA PROCESSING

The Bank has entered into a data processing servicing agreement with The Intercept Group, Inc. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.

FACILITIES

         The Company's main office is located at 2805 Wrightsboro Road at Daniel Village in Augusta, Georgia. The Daniel Village Office is approximately 3,300 square feet in size and located on approximately .90 acres of land. The Company also operates out of an office located at 110 East Hill Street in Thomson, Georgia. This property consists of a two-story building with approximately 8,700 square feet of finished space on the first and second floors and approximately 1,300 square feet of unfinished space on the second floor. The building is constructed on 3.4 acres of land owned by the Bank. In addition, the Bank operates a branch office, which is located at 1043 Washington Road, in Thomson, Georgia, approximately two miles north of the East Hill Street office. The Thomson branch is approximately 2,600 square feet in size and is located on 1.25 acres of land.

In October 1999, the Bank opened the West Town Office at 3820 Washington Road in the business district of Martinez, Georgia, which is located in Columbia County. The West Town Office is approximately 4,200 square feet in size and located on approximately 1.0 acre of land. In December 2000, the Bank completed construction of the Medical Center Office on Walton Way in Augusta which opened for business in January 2001. The Medical Center Office is approximately 4,200 square feet in size and located on approximately 0.8 acres of land. The Bank has also purchased a site located on Fury's Ferry Road in Columbia County for an additional branch office. The property was purchased for $375,000. Construction on the Fury's Ferry Road office is expected to begin in the second half of 2001.

EMPLOYEES

The Bank employs 102 persons on a full-time or part-time basis, including 24 officers. The Bank will hire additional persons as needed on a full-time or part-time basis, including additional tellers and customer service representatives.

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

SUPERVISION AND REGULATION

General

The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Georgia Department of Banking and Finance (the "Georgia Department") and the FDIC. In addition, the Company is subject to certain periodic reporting and disclosure requirements of the Securities and Exchange Commission.

The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, as amended, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, restrictions on interstate acquisition of banks by bank holding companies were repealed, such that the Company, or any other bank holding company located in Georgia, may acquire a bank located in any other state, and a bank holding company located outside Georgia may acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.

De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws. The State of Georgia has adopted an interstate banking statute allowing banks to branch interstate through mergers, consolidations and acquisitions. The State of Georgia has adopted an interstate banking statute authorizing bank holding companies located throughout the United States to acquire banks and bank holding companies located in Georgia under certain circumstances. Establishment of de novo bank branches in Georgia by out-of-state financial institutions is not permitted under Georgia law.

A bank holding company which has not elected to become a financial holding company ("FHC") under the Gramm-Leach-Bliley Act, as discussed below, will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, non-FHC bank holding companies may still engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

The list of permissible nonbanking activities includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check- guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Generally, bank holding companies must obtain approval of the Federal Reserve Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect an activity for which Federal Reserve Board approval had been obtained.

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

Gramm-Leach-Bliley

The Gramm-Leach-Bliley Act, enacted on November 12, 1999, eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956 and the Securities Exchange Act of 1934, among other statutes. The Gramm-Leach-Bliley Act allows for the affiliation of banking, securities and insurance activities in new financial services organizations. A dominant theme of the Gramm-Leach- Bliley Act is the functional regulation of financial services, with the primary regulator of the Company being the agency which traditionally regulates the activity in which the Company wishes to engage.

The Gramm-Leach-Bliley Act permits the Company to engage in activities that are "financial in nature." Such activities include security and insurance underwriting, investment banking, and limited merchant banking investing in commercial and industrial companies. To be eligible for such activities, the Company must qualify as a FHC and file a declaration as a FHC with the Federal Reserve. To qualify as a FHC, the Company must be "well-capitalized," "well managed" and have at least a satisfactory rating under the Community Reinvestment Act. Further, the Company, if it elects FHC status, can pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Gramm-Leach-Bliley Act also allows the Bank, with OCC approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Gramm-Leach-Bliley Act as being financial in nature. However, a financial subsidiary is not permitted to engage in activities such as insurance underwriting or annuity issuance, real estate development, investment activities, or merchant banking activities. In addition, any financial subsidiary of the Bank would generally be treated as an affiliate of the Bank, rather than as a subsidiary, for purposes of affiliate transaction restrictions of the Federal Reserve Act.

It is expected that the Gramm-Leach-Bliley Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

Capital Adequacy Requirements

Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. The Federal Reserve Board and the FDIC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The FDIC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk level of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

The Federal Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3% "Tier 1" capital to total weighted risk assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries.

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

The FDIC has also adopted a rule substantially similar to that issued by the Federal Reserve Board, that establishes a minimum leverage ratio of 3% and provides that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement should contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

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

The Federal Reserve Board and the FDIC have added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or (ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

The FDIC has established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                      Total Risk-Based     Tier 1 Risk-Based        Tier 1
                                       Capital Ratio         Capital Ratio      Leverage Ratio
                                       -------------         -------------      --------------
Well capitalized(1)                        >=10%                 >= 6%               >= 5%
Adequately Capitalized(1)                  >= 8%                 >= 4%               >= 4%(2)
Undercapitalized(4)                         < 8%                 <  4%               <  4%(3)
Significantly Undercapitalized(4)           < 6%                 <  3%                < 3%
Critically Undercapitalized                --                    --                  <= 2%(5)

---------------

(1)      An institution must meet all three minimums.
(2) >=3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) <3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5)      Ratio of tangible equity to total assets.

In addition, the Federal Reserve Board and the FDIC have adopted regulations, pursuant to the FDICA, defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

Reporting Requirements

As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. The Company and the Bank are not aware of any attributes of their operating plan that would cause regulators to impose higher requirements.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's main office is located at 2805 Wrightsboro Road at Daniel Village in Augusta, Georgia. The Daniel Village Office is approximately 3,300 square feet in size and located on approximately .90 acres of land. The Company also operates out of an office located at 110 East Hill Street in Thomson, Georgia. The property consists of a two-story building with approximately 8,700 square feet of finished space on the first and second floors and approximately 1,300 square feet of unfinished space on the second floor. The building is constructed on 3.4 acres of land owned by the Bank. In addition, the Bank operates a branch office, which is located at 1043 Washington Road, in Thomson, Georgia, approximately two miles north of the East Hill Street office. The Thomson branch is approximately 2,600 square feet in size and is located on 1.25 acres of land.

In October 1999, the Bank opened the West Town Office at 3820 Washington Road in the business district of Martinez, Georgia, which is located in Columbia County. The West Town Office is approximately 4,200 square feet in size and located on approximately 1.0 acre of land. In December 2000, the Bank completed construction of the Medical Center Office on Walton Way in Augusta which opened for business in January 2001. The Medical Center Office is approximately 4,200 square feet in size and located on approximately 0.8 acres of land. The Bank has also purchased a site located on Fury's Ferry Road in Columbia County for an additional branch office. The property was purchased for $375,000. Construction on the Fury's Ferry Road office is expected to begin in the second half of 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter ended December 31, 2000 to a vote of security holders of the Company.

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

                                                                   HIGH          LOW
                                                                   ----          ---
             Fiscal year ended December 31, 1999
                  Second Quarter .........................        $13.50        $11.75
                  Third Quarter ..........................        $13.50        $11.75
                  Fourth Quarter .........................        $13.50        $11.75
             Fiscal year ended December 31, 2000
                  First Quarter ..........................        $12.87        $12.00
                  Second Quarter .........................        $12.00        $10.75
                  Third Quarter ..........................        $12.50        $ 8.75
                  Fourth Quarter .........................        $12.50        $11.00

     B.  HOLDERS OF COMMON STOCK

         As of March 30, 2001, the number of holders of record of the Company's common stock was 737.

     C.  DIVIDENDS

         No dividends have been paid by the Company during the years ended December 31, 2000 or 1999.

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

         Because the Company's principal operations are conducted through the Bank, the Company generates cash to pay dividends primarily through dividends paid to it by the Bank. Accordingly, any dividends paid by the Company will depend on the Bank's earnings, capital requirements, financial condition and other factors. Pursuant to the Georgia code, the Bank may pay dividends only when and if the Bank is not insolvent. In addition, dividends may not be declared or paid at any time when the Bank does not have combined paid-in capital and appropriated retained earnings equal to at least 20% of the Bank's capital stock. Moreover, dividends may not be paid by the Bank without the prior approval of the Georgia Banking Department, if the dividends are in excess of specified amounts fixed by the Georgia Banking Department.

     D.  RECENT SALES OF UNREGISTERED SECURITIES

         On December 27, 2000, the Company issued 4,000 shares of its common stock to Mills Family, L.P. as a result of the exercise of certain non-qualified options. The Company received $40,000 in consideration of this issuance. The issuance of the common stock was made in reliance upon the exception from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipient thereof for investment and with no view toward the resale or distribution thereof. The purchaser had a preexisting relationship with the Company and its founders, the offer and sale was made without any public solicitation, and the stock certificate bears a restrictive legend. No underwriter was involved in the transaction and no commissions were paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and Bank and should be read in conjunction with the "Business" and "Financial Statements" sections included elsewhere in this Report.

THE COMPANY

Certain financial information for the Company and Bank consolidated, and solely the Bank as of and for the years ended December 31, 2000 and 1999 is presented below:

                                              2000                           1999
                                  -------------------------       -----------------------
                                     Total            Net           Total           Net
                                    Assets          Income         Assets          Income
                                  ----------        ------        ---------        ------
                                                (Dollar amounts in thousands)
      Consolidated                $  116,509        $  127        $  72,719        $  71

      Bank only                   $  116,485        $  157        $  72,708        $  95

During 2000, the Company funded operational costs through internally generated funds. The Company incurred approximately $41,000 in operational costs for the year ended December 31, 2000. The Company recorded an income tax benefit of $11,000, resulting in a net loss of $30,000 for 2000. The Company did not receive any revenue in dividends from the Bank in 2000.

During 1999, the Company completed an "any and all" best efforts public offering of its common stock. The Company sold 296,370 shares and received gross proceeds of $4,000,995. After offering expenses the Company retained approximately $3.8 million of the proceeds and contributed approximately $3.6 million of this to the Bank as additional capital.

THE BANK

RESULTS OF OPERATIONS

2000 Compared to 1999

For the year ended December 31, 2000, the Bank experienced an increase in both total assets and net income. Total assets increased 60.2% to $116,485,000 at December 31, 2000 from $72,708,000 at December 31, 1999. Net income increased 65.3% to $157,000 from $95,000 for the year ended December 31, 2000. Average total assets were $91,986,000 for 2000 and were $54,770,000 for 1999, an increase of $37,209,000 or 67.9%. This increase in average assets is primarily the result of an increase in loans outstanding which increased $37,500,000, or 122.5%, from $30,602,000 for 1999 to $68,102,000 for 2000. This increase in loans is a direct result of the Bank's expansion to new market areas through the opening of two new full service banking locations during 1999. Fiscal 2000 was the first full year of operations for these two new locations. The increase in loans also resulted from the Bank's significant expansion of the Mortgage Division during 2000. Net loans held for investment increased from $35,093,000 at December 31, 1999 to $71,987,000 at December 31, 2000, a change of $36,894,000, or 105.1%. Commercial loans increased $14,114,000, or 134.8%, from
1999. Real estate mortgage loans increased $5,817,000, or 36.3%, from 1999, and real estate construction loans increased $12,190,000, or 223.3%, from 1999. Installment and consumer loans increased $5,088,000, or 122.3%, from 1999. These increases in each loan category are the result of the Bank's continuing efforts to obtain these types of lending opportunities, and the opening of additional office locations of the Bank. Loans held for sale by the Bank increased from $0 in 1999 to $17,610,000 in 2000. The increase is a direct result of the Bank's development of and expansion of the Mortgage Division.

The allowance for loan losses was $1,194,000 at December 31, 2000 and was $1,000,000 at December 31, 1999. This represents an increase of $194,000 or 19.4%. The increase in the allowance is based on management's rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the growth in the Bank's portfolio. The Bank's ratio of allowance for loan losses to gross loans was 1.32% at December 31, 2000 and was 2.77% at December 31, 1999. Substantially all loans held for sale originated by the Bank consist of well-secured single family residence mortgage loans and are originated with a sales commitment and are sold in the secondary market shortly after origination. As such, the Bank believes that credit risk associated with these loans is minimal. The Bank's ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 1.63% at December 31, 2000.

The asset growth of the Bank during 2000 was funded through deposit account growth resulting from the Bank's expansion to new market areas, through short-term borrowings from correspondent banks, and from a line-of-credit established with the Federal Home Loan Bank. Total deposit accounts at December 31, 2000 were $85,488,000, an increase of $26,644,000, or 45.3%, from
$58,844,000 at December 31, 1999. Total other borrowings by the Bank were $19,794,000 at December 31, 2000, an increase of $16,762,000, or 552.8%, from the balance of $3,032,000 at December 31, 1999.

The Bank's loan to deposit ratio was 106.2% at December 31, 2000 and 58.9% at December 31, 1999.

Interest income was $7,212,000 for the year ended 2000, compared to $3,911,000 for 1999. This represents an increase of $3,301,000, or 84.4%. This increase was primarily attributable to a net volume increase in interest income from loans of $3,445,000 in 2000. The volume increase was a result of the Bank's increases in loans due to the expansion of the Bank's market area and the opening of additional locations and due to the development and expansion of the Bank's Mortgage Division. Interest expense increased $2,008,000, or 121.2%, from $1,657,000 for 1999 to $3,665,000 for 2000. This increase resulted primarily from the effects of volume increases in all types of deposit accounts, and in funds purchased. In addition, a rate increase for time deposits also increased the Bank's interest cost. The increase in deposit accounts was a result of the expansion of the Bank's market areas and the opening of additional locations. The Bank focuses on obtaining growth in deposit accounts to effectively fund the Bank's loan growth. The increase in funds purchased by the Bank reflects this growth in the Bank's loan portfolio. Non-interest bearing deposits increased $10,534,000 from 1999 to 2000. Net interest income for the year ended December 31, 2000 was $3,547,000, representing an increase of $1,293,000, or 57%, from $2,254,000 for the year ended December 31, 1999.

Noninterest income increased from $372,000 in 1999 to $2,456,000 in 2000, an increase of $2,084,000 or 560.2%. This increase is primarily due to the increase in the gain on sale of mortgage loans for 2000. This increase is a direct result of the Bank's development and expansion of the Mortgage Division during 2000.

Noninterest expense increased from $2,400,000 in 1999 to $5,428,000 in 2000, an increase of $3,028,000 or 126.2%. The increase primarily resulted from increased personnel and occupancy costs resulting from the year 2000 being the first full year of operations for the Bank's two Augusta area locations and the significant expansion of the Mortgage Division in 2000.

Net income increased $62,000 or 65.3% from $95,000 in 1999 to $157,000 in 2000 as a result of each of the above matters.

1999 Compared to 1998

For the year ended December 31, 1999, assets increased and earnings decreased. Total assets increased 59.0% to $72,708,000 at December 31, 1999, from $45,797,000 at December 31, 1998. Average total assets were $54,777,000 for 1999 and were $43,531,000 for 1998, an increase of $11,246,000 or 25.8%. This increase in assets is reflected in increases in federal funds sold, net loans and bank premises and equipment. Bank premises and equipment increased $1,589,000, or 64.7%, from $2,457,000 at December 31, 1998 to $4,046,000 at
December 31, 1999. This increase resulted from the Bank opening two new locations in Augusta, Georgia and Martinez, Georgia during 1999. Net loans increased $22,040,000 in 1998 to $35,093,000 in 1999, a change of $13,053,000 or
59.2%. The increase was a direct result of the Bank's expansion to new market areas through the opening of two new locations during 1999. Commercial loans increased $6,499,000, or 163.7%, from 1998. Real estate mortgage loans increased $5,949,000, or 59.0%, from 1998. These increases were the result of the Bank's continuing efforts to obtain these types of lending opportunities.

The allowance for loan losses was $1,000,000 at December 31, 1999 and was $835,000 at December 31, 1998. This represents an increase of $165,000 or 19.8%. The increase in the allowance was based on management's rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the growth in the Bank's portfolio. The Bank's ratio of allowance for loan losses to gross loans was 2.77% at December 31, 1999 and was 3.65% at December 31, 1998.

The asset growth of the Bank during 1999 was funded through additional capital provided by the Company, and through deposit account growth resulting from the Bank's expansion to new market areas. Total deposit accounts at December 31, 1999 were $58,844,000, an increase of $21,108,000, or 56%, from $37,736,000 at
December 31, 1998.

The Bank's loan to deposit ratio was 58.9% at December 31, 1999 and 62.3% at December 31, 1998.

Interest income was $3,911,000 for the year ended December 31, 1999, compared to $3,305,000 for 1998. This represents an increase of $606,000, or 18.3%. This increase was primarily attributable to a net volume increase in interest income from loans of $586,000. Interest expense increased $257,000, or 18.4%, from $1,400,000 for 1998 to $1,657,000 for 1999. This increase resulted primarily from the effects of volume and rate increases in money market accounts and time deposits. Non-interest bearing deposits increased $4,037,000 from 1998 to 1999. Net interest income for the year ended December 31, 1999 was $2,254,000, representing an increase of $349,000, or 18.3%, from $1,905,000 for the year ended December 31, 1998.

Noninterest income increased from $312,000 in 1998 to $372,000 in 1999, an increase of $60,000 or 19%. This increase was primarily due to an increase in service charges resulting from deposit account growth.

Noninterest expense increased from $1,931,000 in 1998 to $2,400,000 in 1999, an increase of $469,000 or 24.3%. The increase primarily resulted from increased personnel and occupancy costs resulting from the opening of two new locations during 1999.

Net income declined $106,000 or 53% from $201,000 in 1998 to $95,000 in 1999 principally as a result of the increase in noninterest expense discussed above.

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

As of December 31, 2000, the Bank's liquidity ratio was 31.5% as compared to 47.2% at December 31, 1999. In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with The Bankers Bank and SunTrust Bank. Management is not aware of any demands, commitments or uncertainties which could materially affect the Bank's liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities on December 31, 2000 with a market value of $14.3 million in its available-for-sale portfolio which would provide an additional source of liquidity.

Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank's exposure to interest rate risk. Various assets and liabilities are termed to be "rate sensitive" when the interest rate can be replaced. By definition, the "gap" is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon. At December 31, 2000, the Bank was slightly asset sensitive through three months, and liability sensitive through one year.

The following is an analysis of rate sensitive assets and liabilities as of December 31, 2000 (in thousands):

                                                                                                      5 years
                                                             0-3 mos.    3-12 mos.     1-5 years      or more         Total
                                                            ---------    ---------     ---------      --------      --------
Taxable securities                                          $    --      $     --       $  5,662       $ 8,658      $ 14,320
Tax-exempt securities                                            --            --             --            --            --
Federal funds sold                                               --            --             --            --            --
Loans                                                        53,719         2,006         26,207         8,859        90,791
                                                            -------      --------       --------       -------      --------
              Total rate sensitive assets                    53,719         2,006         31,869        17,517       105,111

NOW and money market deposits                                19,565            --             --            --        19,565
Savings deposits                                              5,045            --             --            --         5,045
Time deposits                                                 6,773        28,212          9,615             9        44,609
                                                            -------      --------       --------       -------      --------
              Total rate sensitive deposits                  31,383        28,212          9,615             9        69,219

Borrowed funds                                               18,512            --             --            --        18,512
                                                            -------      --------       --------       -------      --------
              Total rate sensitive liabilities               49,895        28,212          9,615             9        87,731

Excess of rate sensitive assets less rate
     sensitive liabilities                                    3,824       (26,206)        22,254        17,508        17,380
Cumulative ratio of rate sensitive assets
     to liabilities                                             108%           71%            99%          120%           --
Cumulative gap                                                3,824       (22,382)          (128)       17,380            --

CAPITAL RESOURCES

The equity capital of the Company totaled $11,227,000 at December 31, 2000. The Company was formed in 1997 as a holding company of the subsidiary bank. In effecting the transaction of establishing the holding company, as previously described in reports filed with the Commission, the Company acquired 100% of the issued and outstanding shares of stock of the Bank and in exchange issued each stockholder a pro rata number of shares of stock of the Company so as each stockholder's ownership of the Company was consistent with the previous ownership of the Bank. The transaction has been accounted for in accordance with generally accepted accounting principles in a manner similar to a pooling of interests in which all prior periods presented in the Company's consolidated financial statements have been restated to give effect to the transaction as if it occurred at the beginning of the earliest period presented.

The equity capital of the Bank totaled $11,127,000 at December 31, 2000, an increase of $375,000 or 3.5% from equity capital of $10,752,000 at December 31, 1999. The increase in equity capital was attributable to the Bank's net income of $157,000, and a decrease of $217,000 in the Bank's unrealized loss on available-for-sale securities, which under Statement of Financial Accounting Standard No. 115, is recognized in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account.

Management believes that the Bank's capitalization is adequate to sustain growth experienced in 2000. The following table sets forth the applicable required capital ratios for the Company and the Bank and the actual capital ratios for the Bank as of December 31, 2000:

                               Leverage Ratio             Tier I Capital           Risk-Based Capital
                            --------------------       ---------------------     ---------------------
                            Regulatory                 Regulatory                Regulatory
                             Minimum      Actual        Minimum       Actual      Minimum       Actual
                            ----------    ------       ----------     ------     ----------     ------

                              4.0%        12.7%          4.0%         10.51%        8.0%        13.95%

At December 31, 2000, the capital ratios for the Company and Bank consolidated were materially consistent with those presented above.

There are no commitments of capital resources known to management which would have a material impact on the Bank's capital position.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are filed with this report:

         Report of Independent Certified Public Accountants

         Consolidated Statements of Financial Condition as of
            December 31, 2000 and 1999

         Consolidated Statements of Income for the years ended
            December 31, 2000, 1999 and 1998

         Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the years ended
            December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
GEORGIA-CAROLINA BANCSHARES, INC.
Thomson, Georgia

We have audited the accompanying consolidated statements of financial condition of GEORGIA- CAROLINA BANCSHARES, INC. as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia-Carolina Bancshares, Inc. as of December 31, 2000 and 1999, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.



/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.

Augusta, Georgia
January 19, 2001

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                       ASSETS
                                                                                          2000               1999
                                                                                        ----------         ---------
Cash and due from banks                                                                 $    5,522         $   3,271
Federal funds sold                                                                              --            17,010
Securities available-for-sale                                                               14,320            12,436
Loans, net of allowance for loan losses                                                     71,987            35,093
Loans held for sale                                                                         17,610                --
Bank premises and fixed assets                                                               5,549             4,046
Accrued interest receivable                                                                    596               408
Foreclosed real estate, net of allowance                                                       483                --
Deferred tax asset, net                                                                        202               367
Other assets                                                                                   240                88
                                                                                        ----------         ---------

              TOTAL ASSETS                                                              $  116,509         $  72,719
                                                                                        ==========         =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                               $   16,269         $   5,735
     Interest-bearing:
         NOW accounts                                                                       10,342             7,893
         Savings                                                                             5,045             2,593
         Money market accounts                                                               9,223            10,645
         Time deposits of $100,000, and over                                                10,696             8,850
         Other time deposits                                                                33,913            23,128
                                                                                        ----------         ---------
              Total deposits                                                                85,488            58,844
Other liabilities, borrowings and retail agreements                                         19,794             3,032
                                                                                        ----------         ---------
              Total liabilities                                                            105,282            61,876
                                                                                        ----------         ---------

Commitments and contingent liabilities

Shareholders' equity:
     Preferred stock, par value $.001; 1,000,000 shares authorized;
      none issued                                                                               --                --
     Common stock, par value $.001; 9,000,000 shares authorized;
      935,750 and 931,750 shares issued and outstanding                                          1                 1
     Additional paid-in capital                                                             10,228            10,188
     Retained earnings                                                                       1,091               964
     Accumulated other comprehensive income (loss)                                             (93)             (310)
                                                                                        ----------         ---------
              Total shareholders' equity                                                    11,227            10,843
                                                                                        ----------         ---------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  116,509         $  72,719
                                                                                        ==========         =========

The accompanying notes are an integral part of these financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 2000          1999          1998
                                                                                ------        ------        ------
INTEREST INCOME
     Interest and fees on loans                                                 $6,203        $2,818        $2,232
     Interest on taxable securities                                                817           772           846
     Interest on nontaxable securities                                              25            37            51
     Interest on Federal funds sold                                                167           284           169
     Interest on deposits in other banks                                            --            --             7
                                                                                ------        ------        ------
              TOTAL INTEREST INCOME                                              7,212         3,911         3,305
                                                                                ------        ------        ------

INTEREST EXPENSE
     Interest on time deposits of $100,000, or more                                596           282           244
     Interest on other deposits                                                  2,466         1,369         1,156
     Interest on funds purchased and other borrowings                              603             6            --
                                                                                ------        ------        ------
              TOTAL INTEREST EXPENSE                                             3,665         1,657         1,400
                                                                                ------        ------        ------

              NET INTEREST INCOME                                                3,547         2,254         1,905

PROVISION FOR LOAN LOSSES                                                          361           115            --
                                                                                ------        ------        ------

              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                3,186         2,139         1,905
                                                                                ------        ------        ------

NONINTEREST INCOME
     Service charges on deposits                                                   330           303           260
     Gain on sale of mortgage loans, and other income                            2,126            69            64
     Net realized gain (loss), sales of available-for-sale securities               --            --           (12)
                                                                                ------        ------        ------
                                                                                 2,456           372           312
                                                                                ------        ------        ------

NONINTEREST EXPENSE
     Salaries and employee benefits                                              3,404         1,238         1,021
     Occupancy expenses                                                            595           304           195
     Securities offering expenses                                                   --            --           219
     Other expenses                                                              1,470           886           727
                                                                                ------        ------        ------
                                                                                 5,469         2,428         2,162
                                                                                ------        ------        ------

INCOME BEFORE INCOME TAXES                                                         173            83            55

INCOME TAX EXPENSE                                                                  46            12             7
                                                                                ------        ------        ------

              NET INCOME                                                        $  127        $   71        $   48
                                                                                ======        ======        ======

EARNINGS PER SHARE:
     Net income, basic                                                          $  .14        $  .08        $  .08
                                                                                ======        ======        ======
     Net income, diluted                                                        $  .13        $  .08        $  .07
                                                                                ======        ======        ======

The accompanying notes are an integral part of these financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              2000          1999           1998
                                                                              -----        ------         -----
Net income                                                                    $ 127        $   71         $  48

Unrealized holding gains (losses) arising during period
 less reclassification adjustment for gains and losses included
 in net income, net of tax                                                      217          (442)          156
                                                                              -----        ------         -----

Comprehensive income (loss)                                                   $ 344        $ (371)        $ 204
                                                                              =====        ======         =====

The accompanying notes are an integral part of these financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           Accumulated
                                                 Common Stock     Additional                  Other          Total
                                              -------------------   Paid-in     Retained  Comprehensive  Shareholders'
                                               Shares   Par Value   Capital     Earnings      Income         Equity
                                              -------   --------- ----------    --------  -------------  -------------
BALANCE, DECEMBER 31, 1997                    635,380      $ 1      $ 6,354      $   908       $  15        $  7,278

Net income                                         --       --           --           48          --              48

Change in unrealized gain (loss)
 on securities available-for-sale,
 net of deferred taxes                             --       --           --           --         117             117

Cash dividend of $.10 per
 share                                             --       --           --          (63)         --             (63)
                                              -------      ---      -------      -------       -----        --------

BALANCE, DECEMBER 31, 1998                    635,380        1        6,354          893         132           7,380

Net income                                         --       --           --           71          --              71

Change in unrealized gain (loss)
 on securities available-for-sale,
 net of deferred taxes                             --       --           --           --        (442)           (442)

Proceeds from issuance of
 296,370 shares of common
 stock, net of offering costs                 296,370       --        3,834           --          --           3,834
                                              -------      ---      -------      -------       -----        --------

BALANCE, DECEMBER 31, 1999                    931,750        1       10,188          964        (310)         10,843

Net income                                         --       --           --          127          --             127

Change in unrealized gain (loss)
 on securities available-for-sale,
 net of deferred taxes                             --       --           --           --         217             217

Proceeds from exercise of
 stock options                                  4,000       --           40           --          --              40
                                              -------      ---      -------      -------       -----        --------

BALANCE, DECEMBER 31, 2000                    935,750      $ 1      $10,228      $ 1,091       $ (93)       $ 11,227
                                              =======      ===      =======      =======       =====        ========

The accompanying notes are an integral part of these financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     2000             1999             1998
                                                                                   --------         --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $    127         $     71         $    48
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                  278              174             102
         Provision for loan losses                                                      361              115              --
         Net realized (gain) loss on available-for-sale securities                       --               --              12
         Deferred income tax                                                             40                7              --
         Other gains and losses, net                                                     --              (10)             21
         Net decrease (increase) in accrued interest receivable                        (188)             (29)              2
         Net (decrease) increase in accrued interest payable                            652              114              98
         Net change in other assets and liabilities                                     (60)             111            (131)
                                                                                   --------         --------         -------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                               1,210              553             152
                                                                                   --------         --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in interest-bearing deposits with banks                                --               --             100
     Net (increase) decrease in federal funds sold                                   17,010          (12,270)           (990)
     Net (increase) decrease in loans                                               (55,348)         (13,168)         (3,068)
     Purchases of available-for-sale securities                                      (2,746)              (5)         (9,895)
     Proceeds from sales of available-for-sale securities                             1,055              307           3,464
     Proceeds from maturities of available-for-sale securities                          136              800           6,166
     Proceeds from sale of foreclosed real estate                                        --              263              32
     Net purchases of premises and equipment                                         (1,781)          (1,763)         (1,113)
                                                                                   --------         --------         -------
              NET CASH USED IN INVESTING ACTIVITIES                                 (41,674)         (25,836)         (5,304)
                                                                                   --------         --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits and funds purchased                                    42,675           23,590           4,799
     Proceeds from issuance of common stock, net of offering costs                       --            3,834              --
     Proceeds from stock options exercised                                               40               --              --
     Dividends paid                                                                      --               --             (63)
                                                                                   --------         --------         -------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                              42,715           27,424           4,736
                                                                                   --------         --------         -------

              NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                      2,251            2,141            (416)

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                          3,271            1,130           1,546
                                                                                   --------         --------         -------

CASH AND DUE FROM BANKS AT END OF YEAR                                             $  5,522         $  3,271         $ 1,130
                                                                                   ========         ========         =======

The accompanying notes are an integral part of these financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Georgia-Carolina Bancshares, Inc. (the "Company") is a one-bank holding company. Substantially all of its business is conducted by its wholly-owned subsidiary First Bank of Georgia (the "Bank"). The Bank has locations in Thomson and Augusta, Georgia. Most of the Bank's loans and loan commitments have been granted to customers in the Columbia, Richmond, and McDuffie County, Georgia areas. Many of the Bank's loan customers are also depositors of the Bank. During 2000, the Bank established a mortgage division that operates as First Bank Mortgage. This division has locations in Augusta, Warner Robins and Savannah, Georgia. The division originates residential real estate mortgage loans and provides financing to residential construction and development companies. Substantially all residential mortgage loans originated by the division are sold in the secondary market.

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

                           DECEMBER 31, 2000 AND 1999

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

Loans originated and intended for sale in the secondary market are stated at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. As the mortgage loans originated are individually pre-approved by the secondary market investors, the Bank is subject to minimal interest rate and credit risk on these loans as the Bank only holds the loans temporarily as funding is completed.

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

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interest payments on impaired loans are applied to the remaining principal balance until the balance is fully recovered. Once principal is recovered, cash payments received are recorded as recoveries to the extent of any principal previously charged-off, and then as interest income.

Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan. Loan origination fees and direct loan origination costs on loans held for sale are deferred and recognized at the time the loan is sold.

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

FORECLOSED REAL ESTATE - Foreclosed real estate represents properties acquired through foreclosure or other proceedings. The property is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the property less estimated costs of disposal. Any write-down to fair value at the time of foreclosure is charged to the allowance for loan losses. Property is evaluated regularly to ensure the carrying amount is supported by its current fair value. Foreclosed real estate is reported net of allowance for losses in the consolidated financial statements.

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

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Deposit liabilities, other borrowings and retail agreements - Due to the short-term nature of demand and savings accounts and retail agreements, the estimated fair value of these instruments approximates their carrying amounts. In addition, due to the short-term nature of borrowings from other institutions, the estimated fair value of these instruments approximates their carrying amounts. Fair values for certificates of deposit are estimated by discounted cash flows using interest rates currently being offered by the Bank on certificates.

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

COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the statement of financial condition. Such items, along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects for each of the years ended December 31 are as follows:

                                                      2000           1999           1998
                                                     ------         ------         ------
                                                                 (In thousands)
Unrealized holding gains (losses) on
 available-for-sale securities                       $  333         $ (669)        $  177
Tax effect                                             (116)           227            (60)
                                                     ------         ------         ------

Net of tax amount                                    $  217         $ (442)        $  117
                                                     ======         ======         ======

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. This Statement and

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

subsequent amendments to the Statement will be adopted by the Company for the year ending December 31, 2001. Management of the Company does not expect the adoption of this Statement to have a significant impact on the Company's financial reporting or operations.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and fair values of securities owned as of December 31, are shown below:

                                                                                  2000
                                                          ------------------------------------------------------
                                                                           Gross         Gross
                                                          Amortized     Unrealized    Unrealized         Market
                                                            Cost           Gains         Losses           Value
                                                          ---------     ----------    ----------        --------
                                                                          (In thousands)
Available-for-sale securities:
  U.S. Government and agency securities                    $ 11,285        $  --         $ (135)        $ 11,150
  State, county and municipal securities                         --           --             --               --
  Mortgage-backed securities                                  2,621           --             (5)           2,616
  Federal Home Loan Bank stock                                  554           --             --              554
                                                           --------        -----         ------         --------

                                                           $ 14,460        $  --         $ (140)        $ 14,320
                                                           ========        =====         ======         ========

                                                                                  1999
                                                          ------------------------------------------------------
                                                                           Gross         Gross
                                                          Amortized     Unrealized    Unrealized         Market
                                                            Cost           Gains         Losses           Value
                                                          ---------     ----------    ----------        --------
                                                                          (In thousands)
Available-for-sale securities:
  U.S. Government and agency securities                    $ 11,534        $  --         $ (461)        $ 11,073
  State, county and municipal securities                        805            2             (1)             806
  Mortgage-backed securities                                    430            1            (11)             420
  Federal Home Loan Bank stock                                  137           --             --              137
                                                           --------        -----         ------         --------

                                                           $ 12,906        $   3         $ (473)        $ 12,436
                                                           ========        =====         ======         ========

The amortized cost and fair value of securities as of December 31, 2000, by contractual maturity, are as follows. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalty, therefore these securities are not included in the maturity categories in the following maturity summary.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

                                                                                                      Securities
                                                                                                  Available-for-Sale
                                                                                              --------------------------
                                                                                             Amortized            Fair
                                                                                                Cost              Value
                                                                                             ---------          --------
                                                                                                    (In thousands)
         One year or less                                                                     $     --          $     --
         After one year through five years                                                       5,416             5,375
         After five years through ten years                                                      5,869             5,774
         After ten years                                                                           554               554
         Mortgage-backed securities                                                              2,621             2,617
                                                                                              --------          --------

                                                                                              $ 14,460          $ 14,320
                                                                                              ========          ========

Securities with a carrying amount of approximately $3.9 million and $5.9 million at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes.

Net realized gains (losses) on sales of securities available-for-sale were: (In thousands)

                           2000                                        $  --
                           1999                                           --
                           1998                                          (12)

NOTE 3 - LOANS

The composition of loans is summarized as follows:

                                                                                                      December 31
                                                                                              ---------           ---------
                                                                                                 2000                1999
                                                                                              ---------           ---------
                                                                                                     (In thousands)
         Commercial and industrial                                                            $  24,582           $  10,468
         Real estate - construction                                                              17,648               5,458
         Real estate - mortgage                                                                  21,850              16,033
         Consumer                                                                                 9,247               4,159
                                                                                              ---------           ---------
                                                                                                 73,327              36,118
         Unearned income                                                                           (146)                (25)
                                                                                              ---------           ---------
                                                                                                 73,181              36,093
         Allowance for loan losses                                                               (1,194)             (1,000)
                                                                                              ---------           ---------

             Loans, net                                                                       $  71,987           $  35,093
                                                                                              =========           =========

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE 3 - LOANS (CONTINUED)

Changes in the allowance for loan losses were as follows:

                                                                                            December 31
                                                                            --------------------------------------------
                                                                              2000               1999              1998
                                                                            --------           --------           ------
                                                                                            (In thousands)
         Balance, beginning of year                                         $  1,000           $    835           $  752
         Provision charged to operations                                         361                115               --
         Recoveries                                                               53                 71              120
         Loans charged off                                                      (220)               (21)             (37)
                                                                            --------           --------           ------

                  Balance, end of year                                      $  1,194           $  1,000           $  835
                                                                            ========           ========           ======

Loans for which the accrual of interest had been discontinued or reduced amounted to approximately $161,000 and $1,140,000 at December 31, 2000 and 1999, respectively. There was no significant reduction in interest income associated with nonaccrual and renegotiated loans. There were no loans identified as impaired under SFAS 114 at December 31, 2000 or 1999.

At December 31, 2000, executive officers and directors, and companies in which they have a beneficial ownership, were indebted to the Bank in the aggregate amount of $759,000. The interest rates on these loans were substantially the same as rates prevailing at the time of the transactions, and repayment terms are customary for the type of loan involved. Following is a summary of transactions for 2000 and 1999:

                                                                                               2000            1999
                                                                                              ------          ------
                                                                                                  (In thousands)
         Balance, beginning of year                                                           $  681          $  459
             Advances                                                                            137             402
             Repayments                                                                           59             180
                                                                                              ------          ------

         Balance, end of year                                                                 $  759          $  681
                                                                                              ======          ======

NOTE 4 - FORECLOSED REAL ESTATE

A summary of foreclosed real estate is as follows:

                                                                                          December 31
                                                                            -------------------------------------
                                                                             2000            1999           1998
                                                                            ------          -----          ------
                                                                                        (In thousands)
         Carrying amount of property                                        $  483          $  --          $  283

         Less, valuation allowance                                              --             --              30
                                                                            ------          -----          ------

                                                                            $  483          $  --          $  253
                                                                            ======          =====          ======

The provision charged to income, net of recoveries and charge offs, amounted to approximately $0 and $13,000 for the years ended December 31, 1999 and 1998, respectively. There was no provision charged to income for the year ended December 31, 2000.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE 5 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment consists of the following:

                                                                                                      December 31
                                                                                              ---------------------------
                                                                                                2000               1999
                                                                                              --------           --------
                                                                                                    (In thousands)
         Land                                                                                 $  2,214           $  1,292
         Building and improvements                                                               2,555              2,518
         Equipment, furniture & fixtures                                                         1,905              1,518
         Construction in progress                                                                  409                 --
                                                                                              --------           --------
                  Total cost                                                                     7,083              5,328
         Less accumulated depreciation                                                          (1,534)            (1,282)
                                                                                              --------           --------

                  Premises and equipment, net                                                 $  5,549           $  4,046
                                                                                              ========           ========

NOTE 6 - DEPOSITS

At December 31, 2000, the scheduled maturities of time deposit liabilities were as follows:

                                                                             (In thousands)
         2001                                                              $  35,007
         2002                                                                  8,863
         2003                                                                    535
         2004                                                                     84
         2005 and thereafter                                                     120
                                                                           ---------

                                                                           $  44,609
                                                                           =========

To manage the Bank's funding capabilities the Bank may also enter into retail deposit agreements with customers and may obtain short-term funding from other institutions. Retail deposit agreements with customers are generally secured by investment securities owned by the Bank. Retail agreements are established at prevailing market rates. Short-term funding from other institutions is generally overnight funding at current market rates.

NOTE 7 - EMPLOYEE BENEFIT PLAN

The Bank has a 401(k) salary-deferred plan covering substantially all employees. At the discretion of the Bank's Board of Directors, the Bank may match a percentage of the annual amounts deferred by employees. Matching amounts are funded by the Bank as accrued. Total deferred and matching amounts are limited to amounts that can be deducted for Federal income tax purposes. The Bank's matching contribution for the three years ended December 31, 2000, was approximately $15,000 per year.

NOTE 8 - SHAREHOLDERS' EQUITY AND REGULATORY MATTERS

The primary source of funds available to the Company is the payment of dividends by the subsidiary Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Approximately $78,000 is available to be paid as dividends at December 31, 2000, without prior regulatory approval.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE 8 - SHAREHOLDERS' EQUITY AND REGULATORY MATTERS (CONTINUED)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that as of December 31, 2000, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well- capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                             Required
                                                                                           To Be Well-
                                                                    Required            Capitalized Under
                                                                   For Capital          Prompt Corrective
                                                Actual          Adequacy Purposes       Action Provisions
                                         ------------------     -----------------      -------------------
                                           Amount     Ratio      Amount     Ratio       Amount       Ratio
                                         ---------    -----     --------    -----      --------      -----
                                                         (In thousands, except percentages)
As of December 31, 2000:
 Total capital
   (To Risk Weighted Assets)              $  12,325    13.95%    $  7,069     8.0%      $  8,836      10.0%
 Tier I capital
   (To Risk Weighted Assets)                 11,219    10.51%       4,270     4.0%         5,338       6.0%
 Tier I capital
   (To Average Assets)                       11,219    12.70%       3,534     4.0%         5,301       5.0%

As of December 31, 1999, the Bank's actual regulatory capital ratios were as follows:

         Total capital (to Risk Weighted Assets)                 26.1%
         Tier I capital (to Risk Weighted Assets)                24.8%
         Tier I capital (to Average Assets)                      16.5%

At December 31, 2000 and 1999, the capital ratios for the Company and Bank consolidated were materially consistent with those presented above.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE 8 - SHAREHOLDERS' EQUITY AND REGULATORY MATTERS (CONTINUED)

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

Presentation of pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for the Plan under the fair value method of that Statement. The fair value for these options was estimated, for each of the years presented, at the date of grant using an option pricing model which included the following assumptions:

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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                              2000            1999         1998
                                                             ------          ------       ------
         Pro forma net income                                $  119          $   67       $   46
         Pro forma earnings per share                        $  .13          $  .08       $  .07

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

A summary of the Company's stock option activity, and related information, for the years ended December 31, 2000, 1999 and 1998 follows. Exercise price per share information is based on weighted averages.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE 8 - SHAREHOLDERS' EQUITY AND REGULATORY MATTERS (CONTINUED)

                                                              2000                      1999                     1998
                                                     -----------------------  -----------------------   ----------------------
                                                              Exercise Price           Exercise Price           Exercise Price
                                                    Options     per Share     Options     per Share     Options    per Share
                                                    -------   --------------  -------  --------------   ------- --------------
Outstanding - beginning of year                      25,909      $  13.36       8,500      $  12.10      8,500      $  12.10
Granted                                              14,000         11.89      25,409         13.50         --            --
Expired                                                  --            --       8,000         12.45         --            --
                                                     ------                    ------                    -----

Outstanding - end of year                            39,909         12.81      25,909         13.36      8,500         12.10
                                                     ======                    ======                    =====

Stock options exercisable and the weighted-average exercise price at December 31, 2000, 1999 and 1998 follows:

                                                          2000               1999               1998
                                                       ---------           --------           -------
         Options                                          13,053              6,953             3,000
         Weighted-average exercise price               $   12.94           $  13.34           $ 12.10

The estimated weighted-average fair value of options granted during the years ended December 31 are as follows (per option):

         2000                                  $  0.81
         1999                                  $  1.03
         1998                                     None

At December 31, 2000, options outstanding have exercise prices that range from $11.50 per share to $13.50 per share. The weighted-average remaining contractual life of options outstanding at December 31, 2000 was 52 months.

At December 31, 2000, options to purchase 12,000 shares of the Company's common stock were outstanding from a plan originated prior to the 1997 Plan. The options are nontransferrable and have exercise prices between ten and twelve dollars per share and expire during the years 2000 to 2003. 4,000 options were exercised during the year ended December 31, 2000. No additional shares are available to be granted under this plan. None of the options outstanding under this plan are owned by employees or directors of the Company.

Following is a reconciliation of the income amounts and common stock amounts utilized in computing the Company's earnings per share for each of the following years ended December 31. Share amounts are weighted average amounts.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE 8 - SHAREHOLDERS' EQUITY AND REGULATORY MATTERS (CONTINUED)

                                                                                           2000
                                                                  ---------------------------------------------------
                                                                     Income               Shares            Per-Share
                                                                  (Numerator)         (Denominator)           Amount
                                                                  -----------         -------------         ---------
                                                                   (Dollars in thousands, except per-share amounts)
         BASIC EPS
         Income available to common stockholders                    $  127                931,783             $  .14
                                                                                                              ======

         EFFECT OF STOCK OPTIONS OUTSTANDING                            --                45,254
                                                                    ------               -------

         DILUTED EPS
         Income available to common stockholders
          plus conversions                                          $  127                977,037             $  .13
                                                                    ======                =======             ======

                                                                                           1999
                                                                  ---------------------------------------------------
                                                                     Income               Shares            Per-Share
                                                                  (Numerator)         (Denominator)           Amount
                                                                  -----------         -------------         ---------
                                                                   (Dollars in thousands, except per-share amounts)
     BASIC EPS
     Income available to common stockholders                         $  71               877,498              $ 0.08
                                                                                                              ======

     EFFECT OF STOCK OPTIONS OUTSTANDING                                --                34,997
                                                                     -----               -------

     DILUTED EPS
     Income available to common stockholders
      plus conversions                                               $  71                912,495             $ 0.08
                                                                     =====                =======             ======

                                                                                          1998
                                                                  ---------------------------------------------------
                                                                     Income               Shares            Per-Share
                                                                  (Numerator)         (Denominator)           Amount
                                                                  -----------         -------------         ---------
                                                                   (Dollars in thousands, except per-share amounts)
     BASIC EPS
     Income available to common stockholders                         $  48               635,380              $ 0.08
                                                                                                              ======

     EFFECT OF STOCK OPTIONS OUTSTANDING                                --                24,500
                                                                     -----               -------

     DILUTED EPS
     Income available to common stockholders
      plus conversions                                               $  48                659,880             $ 0.07
                                                                     =====                =======             ======

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE 9 - INCOME TAXES

The total income taxes in the statements of income for the years ended December 31, are as follows:

                                                                             2000           1999           1998
                                                                            -----          -----          -----
                                                                                      (In thousands)
         Current tax                                                        $   6          $   5          $  100
         Deferred tax (benefit)                                                40              7             (93)
                                                                            -----          -----          ------

                                                                            $  46          $  12          $    7
                                                                            =====          =====          ======

The Bank's provision for income taxes differs from the amounts computed by applying the Federal and state income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                              2000               1999             1998
                                                                            --------            -----            -----
         Statutory rates                                                        38.0%            38.0%            38.0%
              Tax exempt income                                                 (5.5)           (17.0)           (14.0)
              Nondeductible interest                                              .7              2.1              1.4
              Other, including effect of graduated
               rate brackets                                                    (6.5)            (9.2)           (12.2)
                                                                            --------            -----            -----

                                                                                26.7%            13.9%            13.2%
                                                                            ========            =====            =====

The primary components of deferred income taxes at December 31, are as follows:

                                                                                               2000            1999
                                                                                              ------          ------
                                                                                                  (In thousands)
         Deferred tax assets
              Allowance for loan losses                                                       $  149          $  198
              Foreclosed real estate allowance                                                    --              --
              Unrealized loss on securities available-for-sale                                    53             159
              Other                                                                               --              10
                                                                                              ------          ------
                  Deferred income tax assets                                                     202             367
                                                                                              ------          ------

         Deferred tax liabilities                                                                 --              --
                                                                                              ------          ------

                  Net deferred income tax asset                                               $  202          $  367
                                                                                              ======          ======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

disbursed or the instruments become payable. The Bank uses the same credit policies for these off-balance- sheet financial instruments as it does for other instruments that are recorded in the financial statements.

Following is an analysis of significant off-balance sheet financial instruments:

                                                                                                 2000              1999
                                                                                              ---------          --------
                                                                                                     (In thousands)
         Commitments to extend credit                                                         $  16,564          $  5,123
         Standby letters of credit                                                                   32               104
                                                                                              ---------          --------

                                                                                              $  16,596          $  5,227
                                                                                              =========          ========

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In managing the Bank's credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

The nature of the business of the Bank is such that it ordinarily results in a certain amount of litigation. In the opinion of management, there are no present matters in which the outcome will have a material adverse effect on the financial statements.

NOTE 11 - SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

                                                                        2000               1999              1998
                                                                      --------           --------          --------
                                                                         (In thousands)
         Income taxes paid                                            $     85           $      5          $     65
         Interest paid                                                $  3,014           $  1,543          $  1,239

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Bank's financial instruments, for those instruments for which the Bank's management believes estimated fair value does not by nature approximate the instruments' carrying amount, are as follows at December 31, 2000 and 1999 (in millions):

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                                                 2000                         1999
                                                                        ----------------------      ----------------------
                                                                        Carrying         Fair       Carrying         Fair
                                                                          Amount        Value         Amount        Value
                                                                        --------       -------      --------       -------
         Loans and loans held for sale, net                              $  89.6       $  88.4       $  35.1       $  34.7
                                                                         =======       =======       =======       =======

         Certificates of deposit                                         $  44.6       $  44.5       $  32.0       $  31.8
                                                                         =======       =======       =======       =======

Estimated fair value information of investment securities is presented in Note 2 of the financial statements.

NOTE 13 - OTHER EXPENSES

Other noninterest expenses are as follows:

                                                                                           December 31,
                                                                            ----------------------------------------
                                                                              2000             1999            1998
                                                                            --------          ------          ------
                                                                                          (In thousands)
         Data processing                                                    $    236          $  167          $  129
         Legal and accounting                                                     87              81              75
         Printing and supplies                                                   154             107              58
         Advertising                                                             105              64              51
         Telephone                                                                95              42              21
         Outside services                                                         96              39              40
         Other                                                                   697             386             353
                                                                            --------          ------          ------

                                                                            $  1,470          $  886          $  727
                                                                            ========          ======          ======

                       GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE 14 - CONDENSED FINANCIAL INFORMATION ON GEORGIA-CAROLINA BANCSHARES, INC. (PARENT COMPANY ONLY)

                             CONDENSED BALANCE SHEET
                           DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                 2000              1999
                                                                                              ---------          --------
         ASSETS
             Cash                                                                             $      76          $      78
             Investment in subsidiary                                                            11,127             10,752
             Other assets                                                                            24                  4
             Deferred tax benefit                                                                    --                  9
                                                                                              ---------          ---------

                  TOTAL ASSETS                                                                $  11,227          $  10,843
                                                                                              =========          =========

         LIABILITIES
             Accrued expenses and other liabilities                                           $      --          $      --

         SHAREHOLDERS' EQUITY                                                                    11,227             10,843
                                                                                              ---------          ---------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $  11,227          $  10,843
                                                                                              =========          =========

                          CONDENSED STATEMENT OF INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                               2000             1999
                                                                                              ------           ------
         INCOME, DIVIDENDS FROM SUBSIDIARY                                                    $   --           $   --

         EXPENSES
             Other                                                                                41               28
                                                                                              ------           ------
                  LOSS BEFORE INCOME TAX BENEFITS AND EQUITY IN
                   UNDISTRIBUTED EARNINGS OF SUBSIDIARY                                          (41)             (28)

         INCOME TAX BENEFITS                                                                      11                4
                                                                                              ------           ------

                  LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
                   SUBSIDIARY                                                                    (30)             (24)

                  EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY                                 157               95
                                                                                              ------           ------

                  NET INCOME                                                                  $  127           $   71
                                                                                              ======           ======

                        GEORGIA-CAROLINA BANCSHARES, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE 14 - CONDENSED FINANCIAL INFORMATION ON GEORGIA-CAROLINA BANCSHARES, INC. (PARENT COMPANY ONLY) (CONTINUED)

                        CONDENSED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                2000              1999
                                                                                              -------           -------
         CASH FLOWS FROM OPERATING ACTIVITIES
             Net income                                                                       $   127           $    71
             Adjustments to reconcile net income to net cash provided
              by operating activities
                  Equity in undistributed earnings of subsidiary                                 (157)              (95)
                  Other assets                                                                    (12)              (76)
                  Other liabilities                                                                --              (219)
                                                                                              -------           -------
                      Total adjustments                                                          (169)             (238)
                                                                                              -------           -------

                      NET CASH USED IN OPERATING ACTIVITIES                                       (42)             (167)
                                                                                              -------           -------

         CASH FLOWS FROM INVESTING ACTIVITIES
             Cash used in additional investment in subsidiary bank                                 --            (3,590)
                                                                                              -------           -------

                      NET CASH USED IN INVESTING ACTIVITIES                                        --            (3,590)
                                                                                              -------           -------

         CASH FLOWS FROM FINANCING ACTIVITIES
             Proceeds from issuance of common stock, and exercise of stock
              options                                                                              40             3,834
                                                                                              -------           -------

                      NET CASH PROVIDED BY FINANCING ACTIVITIES                                    40             3,834
                                                                                              -------           -------

         NET CHANGE IN CASH                                                                        (2)               77

         CASH AT BEGINNING OF YEAR                                                                 78                 1
                                                                                              -------           -------

         CASH AT END OF YEAR                                                                  $    76           $    78
                                                                                              =======           =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no occurrence requiring a response to this item.

                                    PART III

Certain information required by Part III of this Form 10-KSB is, pursuant to General Instruction E(3) of Form 10-KSB, incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held on May 17, 2001. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (A) EXHIBITS

         The following exhibits are filed with this report:

                 Exhibit
                 Number                                   Description of Exhibit
                 -------                                  ----------------------

                   3.1        --       Articles of Incorporation of the Company  (incorporated herein by reference to the exhibit of the same number in the Company's Registration
                                       Statement on Form SB-2 under the Securities  Act of 1933, as amended,
                                       Registration No. 333-69763, previously filed with the Commission).

                 3.1.1        --       Articles of Amendment to the Articles of Incorporation of the Company
                                       dated September 18, 2000

                   3.2        --       By-Laws of the Company (incorporated herein by with the Commission).
                                       of the same number in the Company's Registration  Statement on Form SB-2 under the Securities Act of 1933, as amended (Registration No. 333-69763)).

                   4.1        --       Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number in the Company's Registration Statement on
                                       Form 8-A, under the Securities Exchange Act of 1934, as amended, previously filed with the Commission).

                  10.1        --       Employment Agreement dated October 6, 1997 between the Company and
                                       Patrick G. Blanchard (incorporated herein by reference to the exhibit of the same number in the Company's Quarterly Report on Form 10-QSB for the
                                       quarter ended September 30, 1997, previously filed with the Commission).

                  10.1.1      --       Amendment No. 1 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard,
                                       dated September 30, 1998 (incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form SB-2, as amended, Registration No. 333-69763, previously filed with the
                                       Commission).

                  10.1.2      --       Amendment No. 2 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard,
                                       dated December 23, 1998 (incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

                  10.2        --       Agreement dated October 6, 1997 among Ray Brown, RDB Limited
                                       Partnership, Arthur J.  Gay, Jr., J.  Randal Hall, George H. Inman, John W.
                                       Lee, A. Montague Miller and Julian W. Osbon as the Augusta Group and
                                       Pinnacle Bancshares, Inc.  (incorporated herein by reference to the exhibit of the same number in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, previously filed with the Commission).

                10.2.1        --       Amended and Restated Agreement among Ray Brown, RDB Limited
                                       Partnership, Arthur J. Gay, Jr.,  J. Randal Hall, George H. Inman, John W.
                                       Lee, A. Montague Miller and Julian W. Osbon as the Augusta Group and the
                                       Company, dated September 30, 1998 (incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on
                                       Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

                10.2.2        --       Amendment No. 1 to Amended and Restated Agreement among Ray Brown,
                                       RDB Limited Partnership, Arthur J. Gay, Jr., J. Randal Hall, George H.
                                       Inman, John W. Lee, A. Montague Miller and Julian W. Osbon as the
                                       Augusta Group and the Company, dated September 30, 1998 (incorporated herein by reference to the exhibit of the same number in the Company's
                                       Registration Statement on Form SB-2, as amended, Registration No. 333-
                                       69763, previously filed with the Commission).

                  10.3        --       Severance Agreement dated March 27, 1997 between the Company,
                                       McDuffie Bank & Trust and J. Harold Ward, Jr. (incorporated herein by reference to Exhibit 10.2 in McDuffie Bank & Trust's Annual Report on
                                       Form 10-KSB for the year ended December 31, 1996, which is included in
                                       Exhibit 13.1 to the Company's Registration Statement on Form 8-A,
                                       previously filed with the Commission).

         (B)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GEORGIA-CAROLINA BANCSHARES, INC.



                                       By: /s/ Patrick G. Blanchard
                                          --------------------------------------
Date:  March 30, 2001                     Patrick G. Blanchard
                                          President and Chief Executive Officer
                                          (principal executive officer)



                                       By: /s/ J. Harold Ward, Jr.
                                          --------------------------------------
Date:  March 30, 2001                     J. Harold Ward, Jr.
                                          Sr. Vice President and Chief Financial
                                          Officer (principal financial and
                                          accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS                             DATE                         DIRECTORS                            DATE


/s/ Patrick G. Blanchard
--------------------------------      March 30, 2001               --------------------------------     March __, 2001
Patrick G. Blanchard                                               Hugh L. Hamilton, Jr.


/s/ Larry DeMeyers
--------------------------------      March 30, 2001               --------------------------------     March __, 2001
Larry DeMeyers                                                     William G. Hatcher


/s/ Philip G. Farr                                                 /s/ George O. Hughes
--------------------------------      March 30, 2001               --------------------------------     March 30, 2001
Philip G. Farr                                                     George O. Hughes


                                                                   /s/ George H. Irman
--------------------------------      March __, 2001               --------------------------------     March 30, 2001
Samuel A. Fowler                                                   George H. Inman


                                                                   /s/ David W. Joesbury
--------------------------------      March __, 2001               --------------------------------     March 30, 2001
Arthur J. Gay, Jr.                                                 David W. Joesbury



/s/ Joseph D. Greene                                               /s/ James L. Lemley, M.D.
--------------------------------      March 30, 2001               --------------------------------     March 30, 2001
Joseph D. Greene                                                   James L. Lemley, M.D.

                       (SIGNATURES CONTINUED ON NEXT PAGE)



/s/ J. Randall Hall                                                /s/ Julian W. Osbon
--------------------------------      March 30, 2001               --------------------------------     March 30, 2001
J. Randall Hall                                                    Julian W. Osbon


/s/ John W. Lee
--------------------------------      March 30, 2001               --------------------------------     March __, 2001
John W. Lee                                                        Bennye M. Young


/s/ Robert N. Wilson, Jr.
--------------------------------      March 30, 2001
Robert N. Wilson, Jr.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------
 3.1.1            Articles of Amendment dated September 18, 2000