Form 10QSB
period 2001-03-31
GEORGIA CAROLINA BANCSHARES INC
filed 2001-05-15
CIK 1044082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period of __________________ to _________________

                         Commission File Number 0-22891.
                                                --------

                        GEORGIA-CAROLINA BANCSHARES, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                     58-2326075
-------------------------------         ---------------------------------------
(State or other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

                  2805 Wrightsboro Road, Augusta, Georgia 30909
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number (706) 736-2100
                                              --------------

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
                                    YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                  Outstanding at May 11, 2001
-----------------------------                      ---------------------------
Common Stock, $.001 Par Value                             935,750 shares

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                        GEORGIA-CAROLINA BANCSHARES, INC.
                                   Form 10-QSB

                                     Index

                                                                                           Page
                                                                                           ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of March 31, 2001
                   and December 31, 2000                                                      1

                  Condensed Consolidated Statements of Income (Loss) for the Three
                   Months Ended March 31, 2001 and 2000                                       2

                  Condensed Consolidated Statements of Comprehensive Income (Loss)
                   for the Three Months Ended March 31, 2001 and 2000                         3

                  Condensed Consolidated Statements of Cash Flows for the Three
                   Months Ended March 31, 2001 and 2000                                       4

                  Notes to Condensed Consolidated Financial Statements                        5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                       6

PART II  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                           11

                  SIGNATURES                                                                 12

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        GEORGIA-CAROLINA BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                March 31,       December 31,
                                                                  2001              2000
                                                               ----------       ------------

ASSETS

Cash and due from banks                                        $    9,866        $    5,522
Federal funds sold                                                     --                --
Securities available-for-sale                                      15,120            14,320
Loans, net of allowance for loan losses                            81,746            71,987
Loans, held for sale                                               41,801            17,610
Bank premises and fixed assets                                      6,026             5,549
Accrued interest receivable                                           897               596
Foreclosed real estate, net of allowance                              498               483
Deferred tax asset, net                                               285               202
Other assets                                                          369               240
                                                               ----------        ----------

          TOTAL ASSETS                                         $  156,608        $  116,509
                                                               ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
     Non-interest bearing                                      $   19,416        $   16,269
     Interest bearing:
          NOW accounts                                              7,743            10,342
          Savings                                                   6,684             5,045
          Money market accounts                                     8,562             9,223
          Time deposits of $100,000, and over                      24,754            10,696
          Other time deposits                                      43,345            33,913
                                                               ----------        ----------
               TOTAL DEPOSITS                                     110,504            85,488

Other liabilities, borrowings and retail agreements                34,676            19,794
                                                               ----------        ----------

               TOTAL LIABILITIES                                  145,180           105,282
                                                               ----------        ----------

SHAREHOLDERS' EQUITY:
     Preferred stock, par value $.001; 1,000,000
        shares authorized; none issued                                 --                --
     Common stock, par value $.001; 9,000,000
        shares authorized; 935,750 (March 31, 2001)
        and 931,750 (December 31, 2000) shares
        issued and outstanding                                          1                 1
     Additional paid-in capital                                    10,228            10,228
     Retained earnings                                              1,145             1,091
     Accumulated other comprehensive income
        (loss)                                                         54               (93)
                                                               ----------        ----------
               TOTAL SHAREHOLDERS' EQUITY                          11,428            11,227
                                                               ----------        ----------

               TOTAL LIABILITIES AND SHAREHOLDERS'
                    EQUITY                                     $  156,608        $  116,509
                                                               ==========        ==========

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                2001           2000
                                                               -------        -------

INTEREST INCOME
     Interest and fees on loans                                $ 2,263        $   939
     Interest on taxable securities                                231            189
     Interest on nontaxable securities                              17              9
     Interest on Federal funds sold                                  7            138
                                                               -------        -------
          TOTAL INTEREST INCOME                                  2,518          1,275
                                                               -------        -------

INTEREST EXPENSE
     Interest on time deposits of $100,000 or more                 340            111
     Interest on other deposits                                    809            467
     Interest on funds purchased                                   286             12
                                                               -------        -------
          TOTAL INTEREST EXPENSE                                 1,435            590
                                                               -------        -------

          NET INTEREST INCOME                                    1,083            685

PROVISIONS FOR LOAN LOSSES                                         202            116
                                                               -------        -------

          NET INTEREST INCOME AFTER PROVISIONS
               FOR LOAN LOSSES                                     881            569
                                                               -------        -------

NONINTEREST INCOME
     Service charges on deposits                                   106             72
     Gain on sale of mortgage loans and other
        income                                                   1,200             64
     Net realized gain (loss) on sale of securities                 --             --
                                                               -------        -------
                                                                 1,306            136
                                                               -------        -------

NONINTEREST EXPENSE
     Salaries and employee benefits                              1,404            424
     Occupancy expenses                                            212             88
     Other expenses                                                490            245
                                                               -------        -------
                                                                 2,106            757
                                                               -------        -------

INCOME (LOSS) BEFORE INCOME TAXES                                   81            (52)
                                                               -------        -------

INCOME TAX EXPENSE (BENEFIT)                                        27            (17)
                                                               -------        -------

          NET INCOME (LOSS)                                    $    54        $   (35)
                                                               =======        =======

NET INCOME PER SHARE OF COMMON STOCK
     Basic                                                     $   .06        $  (.04)
                                                               =======        =======
     Diluted                                                   $   .05        $  (.04)
                                                               =======        =======
DIVIDENDS PER SHARE OF COMMON STOCK                            $   .00        $   .00
                                                               =======        =======

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (dollars in thousands)

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                               2001         2000
                                                               -----        -----

Net income (loss)                                              $  54        $ (35)

Unrealized holding gains and (losses) arising
    during period, less reclassification adjustment
    for gains and losses included in net income,
    net of tax                                                   146          (98)
                                                               -----        -----

Comprehensive income (loss)                                    $ 200        $(133)
                                                               =====        =====

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 2001            2000
                                                               --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                         $     54        $    (35)
     Adjustments to reconcile net income (loss)
         to net cash provided by (used in)
         operating activities
          Depreciation and amortization                              85              53

          Provision for loan losses                                 202             116
          Deferred income tax                                      (158)            (67)

          Net increase in accrued interest receivable              (301)           (111)

          Net change in other assets and liabilities              1,027             (99)
                                                               --------        --------
               NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                              909            (143)
                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in federal funds sold                              --          15,010
     Net increase in loans, net                                 (34,167)        (10,544)
     Net transactions, available-for-sale securities               (578)             10
     Net purchase of premises and equipment                        (562)            (44)
                                                               --------        --------
               NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES                          (35,307)          4,432
                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits and
        funds purchased                                          38,742          (4,507)
                                                               --------        --------
               NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                           38,742          (4,507)
                                                               --------        --------

NET INCREASE (DECREASE) IN CASH AND DUE FROM
   BANKS                                                          4,344            (218)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                    5,522           3,271
                                                               --------        --------
CASH AND DUE FROM BANKS AT END OF PERIOD                       $  9,866        $  3,053
                                                               ========        ========

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the "Company") and its wholly owned subsidiary, First Bank of Georgia (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and March 31, 2000 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

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

The following reconciles, for the three months ended March 31, 2001, the numerators and denominators of the basic and diluted earnings per share computations:

                                                      Weighted
                                                   Average Shares    Per-Share
                                    (Numerator)    (Denominator)      Amount
                                    -----------    --------------    ---------

NET INCOME                            $ 54,000

BASIC EPS
     Income available to common
        shareholders'                   54,000        935,750          $ 0.06

EFFECT OF DILUTIVE SECURITIES
     Options                                           51,950
                                      --------        -------          ------

DILUTED EPS
     Income available to common
        shareholders' and assumed
        conversions                   $ 54,000        987,700          $ 0.05
                                      ========        =======          ======

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW

The Company's net income was $54,000 for the first quarter of 2001, compared to a net loss of $35,000 for the first quarter of 2000. Basic earnings per share were $0.06 for the first quarter of 2001 compared to a loss of $(0.04) per share for the first quarter of 2000. Total consolidated assets at March 31, 2001 were $156,608,000, an increase of $40,099,000 (34.4%) from December 31, 2000 total consolidated assets of $116,509,000, and an increase of $88,435,000 (129.7%) from March 31, 2000 total consolidated assets of $68,173,000.

Through the establishment of additional banking offices in the Augusta, Georgia area and through the development of mortgage lending operations in the Georgia cities of Augusta, Warner Robins, Rincon and Savannah, the Bank has experienced growth in net interest income, noninterest income and noninterest expense for the quarter ended March 31, 2001 when compared to the quarter ended March 31, 2000.

During the quarter ended March 31, 2001, the Bank opened a new mortgage lending location in Jacksonville, Florida and an additional full-service banking location in Augusta, Georgia. The establishment of these new locations was also a contributing factor to the Bank's increases in net interest income, noninterest income and noninterest expense for the quarter ended March 31, 2001 when compared to the quarter ended March 31, 2000.

The Company's return on average assets was 0.16% (annualized) for the three months ended March 31, 2001, compared to a negative (0.20%) (annualized) for the three months ended March 31, 2000. The Company's return on average equity for the three months ended March 31, 2001 was 1.92% (annualized) compared to 1.30% (annualized) for the three months ended March 31, 2000.

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

Net interest income was $1,083,000 for the quarter ended March 31, 2001, an increase of $398,000 (58.1%) over net interest income of $685,000 for the quarter ended March 31, 2000. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in loans. Interest-earning assets were $144,693,000 at March 31, 2001 compared to $59,192,000 at March 31, 2000, an increase of $85,501,000 (144.5%). Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans were $123,547,000 at March 31, 2001 compared to $44,916,000 at March 31, 2000, an increase of $78,631,000 (175.1%).
Total loans increased $33,950,000 (37.9%) from December 31, 2000 to March 31, 2001. The increase in deposit liability funds continues to be primarily attributable to the Company's expansion to and continuing expansion in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans also continues to be primarily attributable to this expansion. The Bank's increase in loans held for sale also is a result of the Augusta and Columbia County expansion, and a result of the expansion of the Bank's mortgage lending operations to other Georgia and Florida locations.

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INTEREST INCOME (CONTINUED)

Loans held for sale by the Bank are primarily funded by the Bank through short-term borrowings and a line-of-credit. Substantially all loans originated by the Bank's mortgage lending operation are sold in the secondary market following origination. At March 31, 2001, loans represented 85.4% of interest-earning assets compared to 86.2% at December 31, 2000, and 75.9% at March 31, 2000. Investments in securities increased $800,000 (5.6%) from December 31, 2000, and increased $2,844,000 (23.2%) from March 31, 2000.
Interest-bearing deposits at March 31, 2001 were $91,088,000. This represents an increase of $21,869,000 (31.6%) from the December 31, 2000 balance of $69,219,000, and an increase of $42,239,000 (86.5%) from the March 31, 2000 balance of $48,849,000. The Bank's mortgage funding line-of-credit was $28,158,000 at March 31, 2001 and $0 at March 31, 2000. The Bank's balance of federal funds purchased was $2,152,000 at March 31, 2001, an increase of $2,052,000 from the Bank's March 31, 2000 balance of $100,000. The Bank's retail repurchase agreements were $1,928,000 at March 31, 2001 compared to $1,556,000 at March 31, 2000.

INTEREST INCOME

Interest income for the three months ended March 31, 2001 was $2,518,000, an increase of $1,243,000 (97.5%) from $1,275,000 for the three months ended March 31, 2000. The increase in interest income primarily resulted from an increase in interest and fees on loans. Interest income and fees on loans was $2,263,000 for the three months ended March 31, 2001, an increase of $1,324,000 (141.0%) from $939,000 for the three months ended March 31, 2000. This increase in interest income and fees from loans is a result of the Bank's increasing investment in loans. The Bank's availability to increase the investment in loans continues to be significantly attributable to the expansion into the Augusta and Columbia County market areas. In addition, the Bank's mortgage lending operation is significantly attributing to the growth in the investment in loans.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2001 was $1,435,000, an increase of $845,000 (143.2%) from $590,000 for the three months ended March 31, 2000. This increase is primarily attributable to increased deposit liability funds obtained from the expansion into Augusta and Columbia County. In addition, interest expense for the three months ended March 31, 2001 has increased from the three months ended March 31, 2000 as the Bank has increased its utilization of short-term borrowings and retail agreements to fund investments in loans.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2001 was $1,306,000, an increase of $1,349,000 (860.3%) from $136,000 for the three months ended March 31, 2000. Service charges on deposit accounts were $106,319 for the three months ended March 31, 2001, an increase of $33,859 (46.7%) from $72,460 for the three months ended March 31, 2000. Gain on sale of mortgage loans originated and sold by the Bank's mortgage division was $1,163,000 for the three months ended March 31, 2001, an increase of $1,147,000 from $16,000 for the three months ended March 31, 2000. Substantially all loans originated by the mortgage division are sold in the secondary market with servicing released to a third party.

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 2001 was $2,106,000, an increase of $1,349,000 (178.2%) from $757,000 for the three months ended March, 2000. Salary and employee benefit costs were $1,404,000 for the three months ended March 31, 2001, an increase of $979,000 (230.9%) from $424,772 for the three months ended March 31, 2000.

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NONINTEREST EXPENSE (CONTINUED)

This increase is the result of the Bank hiring additional personnel to operate the expanded locations in Augusta and Columbia County, and the hiring of personnel related to the Bank's mortgage lending operation. Occupancy expenses and other expenses for the three months ended March 31, 2001 also increased from the three months ended March 31, 2000 primarily as a result of the expanded locations and establishment of the mortgage operations as occupancy and other costs are incurred to support these operations.

INCOME TAXES

The Company recorded income tax expense of $27,000 for the three months ended March 31, 2001, resulting from the net income before taxes of $81,000 for the quarter.

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

Non-performing assets were $683,000 at March 31, 2001, compared to $644,000 at December 31, 2000 and $999,000 at March 31, 2000. The composition of non-performing assets for each date is shown below.

                                      March 31,     December 31,      March 31,
                                        2001            2000            2000
                                      ---------     ------------      ---------

Non-accrual loans                     $185,000        $161,000        $394,000
OREO, net of valuation allowance       498,000         483,000         605,000
                                      --------        --------        --------

                                      $683,000        $644,000        $999,000
                                      ========        ========        ========

The ratio of non-performing assets to total loans and other real estate was 0.6% at March 31, 2001, 0.7% at December 31, 2000, and 1.8% at March 31, 2000.

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

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ASSET QUALITY (CONTINUED)

From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $202,000 during the quarter ended March 31, 2001. The ratio of allowance for loan losses to total loans was 1.1% at March 31, 2001. At December 31, 2000 the ratio was 1.3% and was 2.4% at March 31, 2000. Excluding the balance of loans held for sale by the Bank, the ratio of allowance for loan losses to loans was 1.7% at March 31, 2001, and 1.6% at March 31, 2000. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at March 31, 2001 was 45.5%, compared to 31.5% at December 31, 2000, and 25.4% at March 31, 2000.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 3% for the leverage ratio. At March 31, 2001, the Bank's Tier I capital was 9.78% and total risk-based capital was 10.98%, compared to 10.51% and 13.95% at December 31, 2000, respectively. At March 31, 2001, the Bank's leverage ratio was 8.70% compared to 12.7% at December 31, 2000.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS (CONTINUED)

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required to be filed with this report.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GEORGIA-CAROLINA BANCSHARES, INC.


By: /s/ Patrick G. Blanchard                                May 15, 2001
    -----------------------------------------------         --------------------
    Patrick G. Blanchard                                    Date
    President and Chief Executive Officer
    (principal executive officer)


By: /s/ J. Harold Ward, Jr.                                 May 15, 2001
    -----------------------------------------------         --------------------
    J. Harold Ward, Jr.                                     Date
    Senior Vice President, Chief Financial Officer
    (principal financial and accounting officer)