Form 10QSB
period 2001-06-30
GEORGIA CAROLINA BANCSHARES INC
filed 2001-08-14
CIK 1044082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                         For the transition period of to

                         Commission File Number 0-22891.
                                                -------

                        GEORGIA-CAROLINA BANCSHARES, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                    58-2326075
           -------                                  --------------
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


--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Year)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]    NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding at August 13, 2001
           -----                              ------------------------------
Common Stock, $.001 Par Value                           938,669 shares


Transitional Small Business Disclosure Format:  YES [ ]    NO [X]

                        GEORGIA-CAROLINA BANCSHARES, INC.
                                   Form 10-QSB

                                      Index


PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of June 30, 2001
           and December 31, 2000                                                   1

           Condensed Consolidated Statements of Income (Loss) for the Three
           Months Ended June 30, 2001 and 2000, and the Six Months Ended
           June 30, 2001 and 2000                                                  2

           Condensed Consolidated Statements of Comprehensive Income (Loss)
           for the Three Months Ended June 30, 2001 and 2000, and the Six
           Months Ended June 30, 2001 and 2000                                     3

           Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2001 and 2000                                     4

           Notes to Condensed Consolidated Financial Statements                    5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                   7

PART II    OTHER INFORMATION

Item 2.    Changes in Securities                                                  11

Item 4.    Submission of Matters to a Vote of Security Holders                    11

Item 6.    Exhibits and Reports on Form 8-K                                       12

           SIGNATURES                                                             13

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        GEORGIA-CAROLINA BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                 June 30,      December 31,
ASSETS                                                             2001            2000
                                                                ---------      -----------
Cash and due from banks                                         $   4,539       $   5,522
Federal funds sold                                                     --              --
Securities available-for-sale                                      19,684          14,320
Loans, net of allowance for loan losses                            92,330          71,987
Loans, held for sale                                               39,514          17,610
Bank premises and fixed assets                                      6,051           5,549
Accrued interest receivable                                         1,024             596
Foreclosed real estate, net of allowance                              498             483
Deferred tax asset, net                                               263             202
Other assets                                                          409             240
                                                                ---------       ---------

          TOTAL ASSETS                                          $ 164,312       $ 116,509
                                                                =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
     Non-interest bearing                                       $  20,388       $  16,269
     Interest bearing:
          NOW accounts                                              9,005          10,342
          Savings                                                   7,209           5,045
          Money market accounts                                     8,771           9,223
          Time deposits of $100,000, and over                      31,925          10,696
          Other time deposits                                      43,957          33,913
                                                                ---------       ---------
               TOTAL DEPOSITS                                     121,255          85,488

Other liabilities, borrowings and retail agreements                31,073          19,794
                                                                ---------       ---------

               TOTAL LIABILITIES                                  152,328         105,282
                                                                ---------       ---------

SHAREHOLDERS' EQUITY:
     Preferred stock, par value $.001; 1,000,000
        shares authorized; none issued                                 --              --
     Common stock, par value $.001; 9,000,000
      shares authorized; 937,350 and
      935,750 shares issued and
      outstanding at June 30, 2001 and
      December 31, 2000, respectively                                   1               1
     Additional paid-in capital                                    10,246          10,228
     Retained earnings                                              1,647           1,091
     Accumulated other comprehensive income
        (loss)                                                         90             (93)
                                                                ---------       ---------
               TOTAL SHAREHOLDERS' EQUITY                          11,984          11,227
                                                                ---------       ---------

               TOTAL LIABILITIES AND SHAREHOLDERS'
                    EQUITY                                      $ 164,312       $ 116,509
                                                                =========       =========

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)


                                                             Three Months Ended          Six Months Ended
                                                                   June 30,                  June 30,
                                                            --------------------       --------------------
                                                             2001          2000          2001        2000
                                                            -------      -------       -------      -------
INTEREST INCOME
     Interest and fees on loans                             $ 2,822      $ 1,564       $ 5,084      $ 2,503
     Interest on taxable securities                             240          192           472          381
     Interest on nontaxable securities                           27           10            44           19
     Interest on Federal funds sold                               2            7            10          145
                                                            -------      -------       -------      -------
          TOTAL INTEREST INCOME                               3,091        1,773         5,610        3,048
                                                            -------      -------       -------      -------
INTEREST EXPENSE
     Interest on time deposits of $100,000 or more              447           87           787          198
     Interest on other deposits                                 854          566         1,663        1,033
     Interest on funds purchased and other
        borrowings                                              410          140           697          152
                                                            -------      -------       -------      -------
          TOTAL INTEREST EXPENSE                              1,711          793         3,147        1,383
                                                            -------      -------       -------      -------
          NET INTEREST INCOME                                 1,380          980         2,463        1,665

PROVISIONS FOR LOAN LOSSES                                      168           28           370          144
                                                            -------      -------       -------      -------
          NET INTEREST INCOME AFTER PROVISIONS FOR
             LOAN LOSSES                                      1,212          952         2,093        1,521
                                                            -------      -------       -------      -------
NONINTEREST INCOME
     Service charges on deposits                                114           85           220          157
     Gain on sale of mortgage loans and other
        income                                                2,089          212         3,289          276
                                                            -------      -------       -------      -------
                                                              2,203          297         3,509          433
                                                            -------      -------       -------      -------
NONINTEREST EXPENSE
     Salaries and employee benefits                           1,792          866         3,197        1,290
     Occupancy expenses                                         232          167           444          255
     Other expenses                                             605          349         1,094          594
                                                            -------      -------       -------      -------
                                                              2,629        1,382         4,735        2,139
                                                            -------      -------       -------      -------
INCOME (LOSS) BEFORE INCOME TAXES                               786         (133)          867         (185)
                                                            -------      -------       -------      -------
INCOME TAX EXPENSE (BENEFIT)                                    284          (49)          311          (66)
                                                            -------      -------       -------      -------
          NET INCOME (LOSS)                                 $   502      $   (84)      $   556      $  (119)
                                                            =======      =======       =======      =======
NET INCOME(LOSS) PER SHARE OF COMMON STOCK:
     Basic                                                  $  0.54      $ (0.09)      $  0.59      $ (0.13)
                                                            =======      =======       =======      =======
     Diluted                                                $  0.51      $ (0.09)      $  0.56      $ (0.13)
                                                            =======      =======       =======      =======
DIVIDENDS PER SHARE OF COMMON STOCK                         $    --      $    --       $    --      $    --
                                                            =======      =======       =======      =======



See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (dollars in thousands)

                                                           Three Months Ended      Six Months Ended
                                                                 June 30,               June 30,
                                                           ------------------      -----------------
                                                             2001       2000        2001       2000
                                                           -------     ------      ------     ------
NET INCOME (LOSS)                                           $ 502      $ (84)      $ 556      $(119)

Unrealized holding gains and (losses) arising
    during period, less reclassification adjustment
    for gains and losses included in net income,
    net of tax                                                 37         18         183        (80)
                                                            -----      -----       -----      -----

Comprehensive income (loss)                                 $ 539      $ (66)      $ 739      $(199)
                                                            =====      =====       =====      =====




See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                   2001            2000
                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                          $     556       $    (119)
     Adjustments to reconcile net income (loss)
         to net cash provided by (used in)
         operating activities
          Depreciation and amortization                               190             128
          Provision for loan losses                                   370             144
          Deferred income tax                                        (155)             31
          Net increase in accrued interest receivable                (428)           (317)
          Net change in other assets and liabilities                1,475            (131)
                                                                ---------       ---------
               NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                              2,008            (264)
                                                                ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in federal funds sold                                --          15,380
     Net increase in loans                                        (42,632)        (45,580)
     Net transactions, available-for-sale securities               (5,087)           (254)
     Net purchase of premises and equipment                          (692)         (1,257)
                                                                ---------       ---------
               NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES                            (48,411)        (31,711)
                                                                ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits and
        funds purchased                                            45,420          31,405
                                                                ---------       ---------
               NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                             45,420          31,405
                                                                ---------       ---------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                   (983)           (570)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                      5,522           3,271
                                                                ---------       ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                        $   4,539       $   2,701
                                                                =========       =========




See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the "Company") and its wholly owned subsidiary, First Bank of Georgia (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of June 30, 2001 and December 31, 2000 and for the six months ended and three months ended June 30, 2001 and 2000 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2000.

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

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

                                               For the Six Months Ended June 30, 2001
                                          -------------------------------------------------
                                                               Weighted
                                                            Average Shares       Per-Share
                                         (Numerator)        (Denominator)          Amount
                                         -----------        --------------       ----------
NET INCOME                                $ 556,000

BASIC EPS
     Income available to common
        shareholders'                       556,000              936,417          $ 0.59

EFFECT OF DILUTIVE SECURITIES
     Options                                                      52,306
                                          ---------            ---------          ------
DILUTED EPS
     Income available to common
        shareholders' and assumed
        conversions                       $ 556,000              988,723          $ 0.56
                                          =========            =========         =======

                        GEORGIA-CAROLINA BANCSHARES, INC.

NOTE 3 - RECENT DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards, No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. The provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by SFAS No. 142. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

The Company expects to adopt the provisions of SFAS No. 142 effective January 1, 2002. The Company is in the process of determining the impact the adoption of the provisions of SFAS No. 142 will have on its financial condition and results of operations.

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW

The Company's net income was $502,000 for the second quarter of 2001, compared to a net loss of $84,000 for the second quarter of 2000. Basic earnings per share were $0.54 for the second quarter of 2001 compared to a loss of $(0.09) per share for the second quarter of 2000. Total consolidated assets at June, 30, 2001 were $164,312,000, an increase of $47,803,000 (41.0%) from December 31,
2000 total consolidated assets of $116,509,000, and an increase of $60,273,000 (57.9%) from June 30, 2000 total consolidated assets of $104,039,000.

Through the establishment of additional banking offices in the Augusta, Georgia area and through the development of mortgage lending operations in the Georgia cities of Augusta, Warner Robins, Rincon and Savannah, the Bank has experienced growth in net interest income, noninterest income and noninterest expense for the three months and six months ended June 30, 2001 when compared to the same periods in 2000. During the six months ended June 30, 2001, the Bank closed its mortgage lending operations in Warner Robins, Georgia.

During the six months ended June 30, 2001, the Bank opened a new mortgage lending location in Jacksonville, Florida and an additional full-service banking location in Augusta, Georgia. The establishment of these new locations was also a contributing factor to the Bank's increases in net interest income, noninterest income and noninterest expense for the quarter ended June 30, 2001 when compared to the quarter ended June 30, 2000.

The Company's return on average assets was 0.79% (annualized) for the six months ended June 30, 2001, compared to a negative (0.27%) (annualized) for the six months ended June 30, 2000. The Company's return on average equity for the six months ended June 30, 2001 was 9.58% (annualized) compared to a negative (2.22%) (annualized) for the six months ended June 30, 2000.

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

Net interest income was $1,380,000 for the quarter ended June 30, 2001, an increase of $400,000 (40.8%) over net interest income of $980,000 for the quarter ended June 30, 2000. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in loans. Interest-earning assets were $151,528,000 at June 30, 2001 compared to $94,083,000 at June 30, 2000, an increase of $57,445,000 (61.1%). Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans were $131,844,000 at June 30, 2001 compared to $79,885,000 at June 30, 2000, an increase of $51,959,000 (65.0%). Total loans increased $42,247,000 (47.2%) from December 31, 2000 to June 30, 2001. The increase in deposit liability funds continues to be primarily attributable to the Company's expansion to and continuing expansion in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans also continues to be primarily attributable to this expansion. The Bank's increase in loans held for sale also is a result of the Augusta and Columbia County expansion, and a result of the expansion of the Bank's mortgage lending operations to other Georgia and Florida locations.

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Loans held for sale by the Bank are primarily funded by the Bank through short-term borrowings and a line-of-credit. Substantially all loans originated by the Bank's mortgage lending operation are sold in the secondary market following origination. At June 30, 2001, loans represented 87.0% of interest-earning assets compared to 86.2% at December 31, 2000, and 84.9% at June 30, 2000. Investments in securities increased $5,364,000 (37.5%) from December 31, 2000, and increased $7,116,000 (56.6%) from June 30, 2000.
Interest-bearing deposits at June 30, 2001 were $100,867,000. This represents an increase of $31,648,000 (45.7%) from the December 31, 2000 balance of $69,219,000, and an increase of $37,740,000 (59.8%) from the June 30, 2000 balance of $63,127,000. The Bank's mortgage funding line-of-credit was $18,346,000 at June 30, 2001, an increase of $5,978,000 (48.3%) from the June
30, 2000 balance of $12,368,000. The Bank's balance of Federal funds purchased was $3,864,000 at June 30, 2001, an increase of $3,864,000 from the Bank's June 30, 2000 balance of $0. The Bank's retail repurchase agreements were $6,000,000 at June 30, 2001, an increase of $100,000 (1.7%) from the June 30, 2000 balance of $5,900,000.

INTEREST INCOME

Interest income for the three months ended June 30, 2001 was $3,091,000, an increase of $1,318,000 (74.3%) from $1,773,000 for the three months ended June 30, 2000. The increase in interest income primarily resulted from an increase in interest and fees on loans. Interest income and fees on loans was $2,822,000 for the three months ended June 30, 2001, an increase of $1,258,000 (80.4%) from $1,564,000 for the three months ended June 30, 2000. This increase in interest income and fees from loans is a result of the Bank's increasing investment in loans. The Bank's availability to increase the investment in loans continues to be significantly attributable to the expansion into the Augusta and Columbia County market areas. In addition, the Bank's mortgage lending operations are significantly contributing to the growth in the investment in loans.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2001 was $1,711,000, an increase of $918,000 (115.8%) from $793,000 for the three months ended June 30, 2000. This increase is primarily attributable to increased deposit liability funds obtained from the expansion into Augusta and Columbia County. In addition, interest expense for the three months ended June 30, 2001 has increased from the three months ended June 30, 2000 as the Bank has increased utilization of short-term borrowings and retail repurchase agreements to fund investments in loans.

NONINTEREST INCOME

Noninterest income for the three months ended June 30, 2001 was $2,203,000, an increase of $1,906,000 (641.8%) from $297,000 for the three months ended June 30, 2000. Service charges on deposit accounts were $114,000 for the three months ended June 30, 2001, an increase of $29,000 (34.1%) from $85,000 for the three months ended June 30, 2000. Gain on sale of mortgage loans originated and sold by the Bank's mortgage division was $2,062,000 for the three months ended June 30, 2001, an increase of $1,881,000 (1,039.2%) from $181,000 for the three months ended June 30, 2000. Substantially all loans originated by the mortgage division are sold in the secondary market with servicing released.

NONINTEREST EXPENSE

Noninterest expense for the three months ended June 30, 2001 was $2,629,000, an increase of $1,247,000 (90.2%) from $1,382,000 for the three months ended June 30, 2000. Salary and employee benefit costs were $1,792,000 for the three months ended June 30, 2001, an increase of $926,000 (106.9%) from $866,000 for the three months ended June 30, 2000.

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

This increase in noninterest expense is the result of the Bank hiring additional personnel to operate the expanded locations in Augusta and Columbia County, and the hiring of personnel related to the Bank's mortgage lending operations. Occupancy expenses and other expenses for the three months ended June 30, 2001 also increased from the three months ended June 30, 2000 primarily as a result of the expanded locations and establishment of the mortgage operations as occupancy and other costs are incurred to support these operations.

INCOME TAXES

The Company recorded income tax expense of $284,000 for the three months ended June 30, 2001, resulting from the net income before taxes of $786,000 for the quarter.

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

Non-performing assets were $715,000 at June 30, 2001, compared to $644,000 at December 31, 2000 and $890,000 at June 30, 2000. The composition of non-performing assets for each date is shown below.

                                               June 30,     December 31,     June 30,
                                                 2001           2000           2000
                                              ----------    -----------     ---------
Non-accrual loans                             $ 217,000     $   161,000     $ 247,000
OREO, net of valuation allowance                498,000         483,000       643,000
                                              ---------     -----------     ---------

                                              $ 715,000     $   644,000     $ 890,000
                                              =========     ===========     =========

The ratio of non-performing assets to total loans and other real estate was 0.5% at June 30, 2001, 0.7% at December 31, 2000, and 1.2% at June 30, 2000.

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

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $168,000 during the quarter ended June 30, 2001. The ratio of allowance for loan losses to total loans was 1.1% at June 30, 2001. At December 31, 2000 the ratio was 1.3% and was 1.4% at June 30, 2000. Excluding the balance of loans held for sale by the Bank, the ratio of allowance for loan losses to loans was 1.7% at June 30, 2001, and 1.9% at June 30, 2000. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at June 30, 2001 was 42.6%, compared to 31.5% at December 31, 2000.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 4% for the leverage ratio. At June 30, 2001, the Bank's Tier I capital was 9.69% and total risk-based capital was 10.93%, compared to 10.51% and 13.95% at year-ended December 31, 2000, respectively. At June 30, 2001, the Bank's leverage ratio was 7.22% compared to 12.70% at December 31, 2000.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On April 16, 2001, the Company issued 100 shares to each of its outside directors, or an aggregate of 1,600 shares, as an annual retainer in consideration for their services as directors of the Company.

The issuances of the securities described above were made in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment with no view toward the resale or distribution thereof. Each of the purchasers has a pre-existing relationship with the Company and the offers and sales were made without any public solicitation. No underwriter was involved in the transaction and no commissions were paid.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 16, 2001. At the Annual Meeting, the following persons were elected as directors to serve as Class I directors, for a term of three years and until their successors are elected and qualified: Phillip G. Farr, Samuel A. Fowler, Jr., Arthur J. Gay, Jr., Joseph D. Greene, Hugh L. Hamilton, Jr., and William G. Hatcher.

The number of votes cast for and withheld in the election of each nominee for director was as follows:

                                               Votes               Votes
                                                FOR              WITHHELD
                                              -------            --------
Phillip G. Farr                               542,547                0
Samuel A. Fowler, Jr.                         542,547                0
Arthur J. Gay, Jr.                            542,547                0
Joseph D. Greene                              542,547                0
Hugh L. Hamilton, Jr.                         542,547                0
William G. Hatcher                            542,547                0


No other matters were presented or voted for at the Annual Meeting.

The following persons did not stand for reelection to the Board at the 2001 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Patrick G. Blanchard, Larry DeMeyers, J. Randal Hall, George O. Hughes, George H. Inman, David W. Joesbury, Sr., John W. Lee, James L. Lemley, M.D., Julian W. Osbon, Robert N. Wilson, Jr. and Bennye M. Young.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are filed with this report.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        GEORGIA-CAROLINA BANCSHARES, INC.






By: /s/ Patrick G. Blanchard                                August 14, 2001
    -----------------------------------------------         --------------------
    Patrick G. Blanchard                                    Date
    President and Chief Executive Officer
    (principal executive officer)






By: /s/ J. Harold Ward, Jr.                                 August 14, 2001
    -----------------------------------------------         --------------------
    J. Harold Ward, Jr.                                     Date
    Senior Vice President, Chief Financial Officer
    (principal financial and accounting officer)