Form 10QSB
period 2001-09-30
GEORGIA CAROLINA BANCSHARES INC
filed 2001-11-13
CIK 1044082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period of _____________ to _____________

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


                                 YES [X]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                            Outstanding at November  8, 2001
Common Stock, $.001 Par Value                             939,377 shares


Transitional Small Business Disclosure Format:  YES [ ]     NO  [X]

                        GEORGIA-CAROLINA BANCSHARES, INC.
                                   Form 10-QSB

                                      Index


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of September 30, 2001
           and December 31, 2000                                                   1

          Condensed Consolidated Statements of Income (Loss) for the Three
           Months Ended September 30, 2001 and 2000, and the Nine Months Ended
           September 30, 2001 and 2000                                             2

          Condensed Consolidated Statements of Comprehensive Income (Loss)
           for the Three Months Ended September 30, 2001 and 2000, and the
           Nine Months Ended September 30, 2001 and 2000                           3

          Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2001 and 2000                                4

          Notes to Condensed Consolidated Financial Statements                     5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                     7

PART II   OTHER INFORMATION

Item 2    Changes in Securities                                                    12

Item 6.   Exhibits and Reports on Form 8-K                                         12

          SIGNATURES                                                               13

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        GEORGIA-CAROLINA BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)


                                                             September 30,       December 31,
ASSETS                                                           2001                 2000
                                                             -------------       ------------
Cash and due from banks                                        $  4,259            $   5,522
Federal funds sold                                                1,015                   --
Securities available-for-sale                                    20,383               14,320
Loans, net of allowance for loan losses                          96,635               71,987
Loans, held for sale                                             36,677               17,610
Bank premises and fixed assets                                    5,974                5,549
Accrued interest receivable                                       1,081                  596
Foreclosed real estate, net of allowance                            498                  483
Deferred tax asset, net                                             184                  202
Other assets                                                        361                  240
                                                               --------            ---------

      TOTAL ASSETS                                             $167,067            $ 116,509
                                                               ========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
    Non-interest bearing                                       $ 23,387            $  16,269
    Interest bearing:
      NOW accounts                                                9,657               10,342
      Savings                                                     7,945                5,045
      Money market accounts                                      10,398                9,223
      Time deposits of $100,000, and over                        35,424               10,696
      Other time deposits                                        51,786               33,913
                                                               --------            ---------
        TOTAL DEPOSITS                                          138,597               85,488

Other liabilities, borrowings and retail agreements              15,763               19,794
                                                               --------            ---------

        TOTAL LIABILITIES                                       154,360              105,282
                                                               --------            ---------

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.001; 1,000,000
    shares authorized; none issued                                   --                   --
  Common stock, par value $.001; 9,000,000
    shares authorized; 938,517 and
    935,750 shares issued and
    outstanding at September 30, 2001 and
    December 31, 2000, respectively                                   1                    1
  Additional paid-in capital                                     10,256               10,228
  Retained earnings                                               2,148                1,091
  Accumulated other comprehensive income (loss)                     302                  (93)
                                                               --------            ---------
        TOTAL SHAREHOLDERS' EQUITY                               12,707               11,227
                                                               --------            ---------

        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                               $167,067            $ 116,509
                                                               ========            =========

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)




                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                        --------------------        ---------------------

                                                         2001          2000          2001          2000
                                                        ------        ------        ------        -------
INTEREST INCOME
   Interest and fees on loans                           $2,631        $1,739        $7,715        $ 4,242
   Interest on taxable securities                          300           201           816            582
   Interest on nontaxable securities                        --             6            --             25
   Interest on Federal funds sold                            7            13            17            158
                                                        ------        ------        ------        -------
        TOTAL INTEREST INCOME                            2,938         1,959         8,548          5,007
                                                        ------        ------        ------        -------

INTEREST EXPENSE
   Interest on time deposits of $100,000 or more           508           177         1,295            375
   Interest on other deposits                              920           725         2,583          1,758
   Interest on funds purchased and other
      Borrowings                                           165           183           862            335
                                                        ------        ------        ------        -------
        TOTAL INTEREST EXPENSE                           1,593         1,085         4,740          2,468
                                                        ------        ------        ------        -------

        NET INTEREST INCOME                              1,345           874         3,808          2,539

PROVISIONS FOR LOAN LOSSES                                 137            93           507            237
                                                        ------        ------        ------        -------

        NET INTEREST INCOME AFTER PROVISIONS FOR
           LOAN LOSSES                                   1,208           781         3,301          2,302
                                                        ------        ------        ------        -------

NONINTEREST INCOME
   Service charges on deposits                             123            85           342            242
   Gain on sale of mortgage loans and other
      income                                             2,257           907         5,546          1,183
                                                        ------        ------        ------        -------
                                                         2,380           992         5,888          1,425
                                                        ------        ------        ------        -------

NONINTEREST EXPENSE
   Salaries and employee benefits                        1,806         1,019         5,002          2,309
   Occupancy expenses                                      241           173           684            428
   Other expenses                                          779           425         1,873          1,019
                                                        ------        ------        ------        -------
                                                         2,826         1,617         7,559          3,756
                                                        ------        ------        ------        -------

INCOME (LOSS) BEFORE INCOME TAXES                          762           156         1,630            (29)
                                                        ------        ------        ------        -------

INCOME TAX EXPENSE (BENEFIT)                               261            55           573            (11)
                                                        ------        ------        ------        -------

        NET INCOME (LOSS)                               $  501        $  101        $1,057        $   (18)
                                                        ======        ======        ======        =======

NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
   Basic                                                $ 0.53        $ 0.11        $ 1.13        $ (0.02)
                                                        ======        ======        ======        =======
   Diluted                                              $ 0.51        $ 0.10        $ 1.07        $ (0.02)
                                                        ======        ======        ======        =======
DIVIDENDS PER SHARE OF COMMON STOCK                     $   --        $   --        $   --        $    --
                                                        ======        ======        ======        =======


See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (dollars in thousands)


                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                    September 30,
                                                             --------------------            ----------------------
                                                             2001            2000             2001             2000
                                                             ----            ----            ------            ----

NET INCOME (LOSS)                                            $501            $101            $1,057            $(18)

Unrealized holding gains and (losses) arising
  during period, less reclassification adjustment
  for gains and losses included in net income,
  net of tax                                                  212             112               395              32
                                                             ----            ----            ------            ----

Comprehensive income (loss)                                  $713            $213            $1,452            $ 14
                                                             ====            ====            ======            ====







See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)


                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                 2001                 2000
                                                               --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $  1,057             $    (18)
   Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities
        Depreciation and amortization                               289                  203
        Provision for loan losses                                   507                  237
        Deferred income tax                                        (185)                  --
        Net increase in accrued interest receivable                (485)                (334)
        Net change in other assets and liabilities                2,533                  390
                                                               --------             --------
             NET CASH PROVIDED BY (USED IN)
                OPERATING ACTIVITIES                              3,716                  478
                                                               --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in federal funds sold                 (1,015)              15,920
   Net increase in loans                                        (44,237)             (45,673)
   Net transactions, available-for-sale securities               (5,465)                (553)
   Net purchase of premises and equipment                          (714)              (1,349)
                                                               --------             --------
             NET CASH PROVIDED BY (USED IN)
                INVESTING ACTIVITIES                            (51,431)             (31,655)
                                                               --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits and
      funds purchased                                            46,452               30,800
                                                               --------             --------
             NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES                             46,452               30,800
                                                               --------             --------

NET INCREASE (DECREASE) IN CASH AND DUE FROM
  BANKS                                                          (1,263)                (377)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD
                                                                  5,522                3,271
                                                               --------             --------

CASH AND DUE FROM BANKS AT END OF PERIOD                       $  4,259             $  2,894
                                                               ========             ========




See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the "Company") and its wholly owned subsidiary, First Bank of Georgia (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of September 30, 2001 and December 31, 2000 and for the three months ended and nine months ended September 30, 2001 and 2000 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:


                                         For the Nine Months Ended September 30, 2001
                                         --------------------------------------------
                                                            Weighted
                                                         Average Shares      Per-Share
                                           (Numerator)    (Denominator)        Amount
                                          -----------    --------------      ---------
  NET INCOME                              $ 1,057,000

  BASIC EPS
    Income available to common
       shareholders'                        1,057,000        937,117          $ 1.13

  EFFECT OF DILUTIVE SECURITIES
     Options                                                  52,323
                                          -----------       --------          ------

  DILUTED EPS
     Income available to common
        shareholders' and assumed
        conversions                       $ 1,057,000        989,440          $ 1.07
                                          ===========       ========          ======

                        GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

The Company expects to adopt the provisions of SFAS No. 142 effective January 1, 2002. The Company is in the process of determining the impact the adoption of the provisions of SFAS No. 142 will have on financial position and results of operations.

NOTE 4 - SUBSEQUENT EVENTS

On October 18, 2001, the Company announced a 20% common stock dividend on each share of its outstanding common stock. The new shares will be distributed on December 1, 2001 to shareholders of record as of the close of business on November 15, 2001. The dividend will be effected in the form of a 6-for-5 stock split. The stock dividend will increase the number of outstanding shares of common stock from 939,377 shares (as of November 8, 2001) to approximately 1,127,252 shares. Any fractional shares created as a result of the stock split will be paid in cash based on the fair market value of the common stock as of the record date.

                        GEORGIA-CAROLINA BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW

The Company's net income was $501,000 for the third quarter of 2001, compared to net income of $101,000 for the third quarter of 2000. Basic earnings per share were $0.53 for the third quarter of 2001 compared to $0.11 per share for the third quarter of 2000. Total consolidated assets at September 30, 2001 were $167,067,000, an increase of $50,558,000 (43.4%) from December 31, 2000 total consolidated assets of $116,509,000, and an increase of $62,859,000 (60.3%) from September 30, 2000 total consolidated assets of $104,208,000.

Through the establishment of additional banking offices in the Augusta, Georgia area and through the development of mortgage lending operations in the Georgia cities of Augusta, Warner Robins, Rincon and Savannah, the Bank has experienced growth in net interest income, noninterest income and noninterest expense for the three months and nine months ended September 30, 2001 when compared to the three months and nine months ended September 30, 2000. In June, 2001 the Bank sold its mortgage lending operations in Warner Robins, Georgia.

In January, 2001 the Bank opened a new mortgage lending location in Jacksonville, Florida and an additional full-service banking location in Augusta, Georgia. The establishment of these new locations was also a contributing factor to the Bank's increases in net interest income, noninterest income and noninterest expense for the nine and three months ended September 30, 2001 when compared to the comparable periods ended September 30, 2000.

The Company's return on average assets was 0.99% (annualized) for the nine months ended September 30, 2001, compared to a negative (0.03%) (annualized) for the nine months ended September 30, 2000. The Company's return on average equity for the nine months ended September 30, 2001 was 11.78% (annualized) compared to a negative (0.22%) (annualized) for the nine months ended September 30, 2000.

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

Net interest income was $1,345,000 for the quarter ended September 30, 2001, an increase of $471,000 (53.9%) compared to net interest income of $874,000 for the quarter ended September 30, 2000. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in loans. Interest-earning assets were $154,710,000 at September 30, 2001 compared to $94,013,000 at September 30, 2000, an increase of $60,697,000 (64.6%). Loans, including loans held for sale are the highest yielding component of interest-earning assets. Total loans increased $43,715,000 (48.8%) from December 31, 2000 to September 30, 2001. Total loans were $133,312,000 at September 30, 2001 compared to $79,886,000 at September 30, 2000, an increase of $53,426,000
(66.9%). The increase in deposit liability funds continues to be primarily attributable to the Company's expansion to and continuing expansion in the Augusta, Georgia and Columbia County, Georgia market areas.

The increase in loans is also primarily attributable to this expansion. The Bank's increase in loans held for sale also is a result of the Augusta and Columbia County expansion, and a result of the expansion of the Bank's mortgage lending operations to other Georgia and Florida locations.

Loans held for sale by the Bank are primarily funded by the Bank through short-term borrowings and a line-of-credit. Substantially all loans originated by the Bank's mortgage lending operation are sold in the secondary market following origination. At September 30, 2001, loans represented 86.2% of interest-earning assets compared to 86.2% at December 31, 2000, and 85.0% at September 30, 2000. Investments in securities increased $6,063,000 (42.3%) from December 31, 2000, and increased $7,346,000 (56.3%) from September 30, 2000. Interest-bearing deposits at September 30, 2001 were $115,210,000. This represents an increase of $45,991,000 (66.4%) from the December 31, 2000 balance of $69,219,000, and an increase of $48,083,000 (71.6%) from the September 30, 2000 balance of $67,127,000. The Bank's mortgage funding line-of-credit was $9,258,000 at September 30, 2001, an increase of $2,261,000 (32.3%) from the
December 31, 2000 balance of $6,997,000, and an increase of $2,850,000 (44.5%)
from the September 30, 2000 balance of $6,408,000. The Bank's retail repurchase agreements and other repurchase agreements were $2,597,000 at September 30, 2001, a decrease of $5,417,000 (67.6%) from the December 31, 2000 balance of $8,014,000, and a decrease of $1,975,000 (43.2%) from the September 30, 2000 balance of $4,572,000. In addition, at December 31, 2000 the Bank had purchased funding of $3,500,000 of federal funds. Federal funds purchased by the Bank as of September 30, 2001 were $0.

INTEREST INCOME

Interest income for the three months ended September 30, 2001 was $2,938,000, an increase of $979,000 (50.0%) from $1,959,000 for the three months ended September 30, 2000. Interest Income for the nine months ended September 30, 2001 was $8,548,000, an increase of $3,541,000 (70.7%) from $5,007,000 for the nine months ended September 30, 2000. The increase in interest income primarily resulted from an increase in interest and fees on loans. Interest income and fees on loans was $2,631,000 for the three months ended September 30, 2001, an increase of $892,000 (51.3%) from $1,739,000 for the three months ended September 30, 2000. Interest income and fees on loans was $7,715,000 for the nine months ended September 30, 2001, an increase of $3,473,000 (81.9%) from $4,242,000 for the nine months ended September 30, 2000. This increase in interest income and fees from loans is a result of the Bank's increasing investment in loans. The Bank's availability to increase the investment in loans continues to be significantly attributable to the expansion into the Augusta and Columbia County market areas. In addition, the Bank's mortgage lending operations are significantly contributing to the growth in the investment in loans.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2001 was $1,593,000, an increase of $508,000 (46.8%) from $1,085,000 for the three months ended September 30, 2000. Interest expense for the nine months ended September 30, 2001 was $4,740,000, an increase of $2,272,000 (92.1%) from $2,468,000 for the nine months ended September 30, 2000. This increase is primarily attributable to increased deposit liability funds obtained from the expansion into Augusta and Columbia County.

NONINTEREST INCOME

Noninterest income for the three months ended September 30, 2001 was $2,380,000, an increase of $1,388,000 (139.9%) from $992,000 for the three months ended September 30, 2000. Noninterest income for the nine months ended September 30, 2001 was $5,888,000, an increase of $4,463,000 (313.2%) from $1,425,000 for the nine months ended September 30, 2000. Service charges on deposit accounts were $123,000 for the three months ended September 30, 2001, an increase of $38,000 (44.7%) from $85,000 for the three months ended September 30, 2000. Service charges for the nine months ended September 30, 2001 were $342,000, and increase of $100,000 (41.3%) from $242,000 for the nine months ended

September 30, 2000. Gain on sale of mortgage loans originated and sold by the Bank's mortgage division was $2,219,000 for the three months ended September 30, 2001, an increase of $1,312,000 (144.7%) from $907,000 for the three months ended September 30, 2000. Gain on sale of mortgage loans was $5,453,000 for the nine months ended September 30, 2001, an increase of $4,567,000 (515.5%) from $886,000 for the nine months ended September 30, 2000. Substantially all loans originated by the mortgage division are sold in the secondary market with servicing released.

NONINTEREST EXPENSE

Noninterest expense for the three months ended September 30, 2001 was $2,826,000, an increase of $1,209,000 (74.8%) from $1,617,000 for the three months ended September 30, 2000. Noninterest expense was $7,559,000 for the nine months ended September 30, 2001, an increase of $3,803,000 (101.3%) from $3,756,000 for the nine months ended September 30, 2000. Salary and employee benefit costs were $1,806,000 for the three months ended September 30, 2001, an increase of $787,000 (77.2%) from $1,019,000 for the three months ended September 30, 2000. Salary and employee benefits were $5,002,000 for the nine months ended September 30, 2001, an increase of $2,693,000 (116.6%) from $2,309,000 for the nine months ended September 30, 2000.

These increases are the result of the Bank's hiring of additional personnel to operate the new locations in Augusta and Columbia County, and the hiring of personnel related to the Bank's mortgage lending operation. Occupancy expenses and other expenses also increased primarily as a result of the new locations and establishment of the mortgage operations as occupancy and other costs are incurred to support these operations.

INCOME TAXES

The Company recorded income tax expense of $261,000 for the three months ended September 30, 2001, resulting from the net income before taxes of $762,000 for the quarter.

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

Non-performing assets were $755,000 at September 30, 2001, compared to $644,000 at December 31, 2000 and $845,000 at September 30, 2000. The composition of non-performing assets for each date is shown below.

                                          September 30,       December 31,        September 30,
                                              2001                2000                2000
                                          -------------       ------------        -------------

Non-accrual loans                           $257,000            $161,000            $202,000
OREO, net of valuation allowance             498,000             483,000             643,000
                                            --------            --------            --------

                                            $755,000            $644,000            $845,000
                                            ========            ========            ========

The ratio of non-performing assets to total loans and other real estate was 0.6% at September 30, 2001, 0.7% at December 31, 2000, and 1.0% at September 30, 2000.

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

From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $137,000 during the quarter ended September 30, 2001. The ratio of allowance for loan losses to total loans was 1.2% at September 30, 2001. At December 31, 2000 the ratio was 1.3% and was 1.5% at September 30, 2000. Excluding the balance of loans held for sale by the Bank, the ratio of allowance for loan losses to loans was 1.7% at September 30, 2001, 1.6% at December 31, 2000 and 1.9% at September 30, 2000. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at September 30, 2001 was 35.2%, compared to 31.5% at December 31, 2000.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 4% for the leverage ratio. At September 30, 2001, the Bank's Tier I capital was 9.78% and total risk-based capital was 11.03%, compared to 10.51% and 13.95% at December 31, 2000, respectively. At September 30, 2001, the Bank's leverage ratio was 7.60% compared to 12.70% at December 31, 2000.

RECENT DEVELOPMENTS

On October 18, 2001, the Company announced a 20% common stock dividend on each share of its outstanding common stock. The new shares will be distributed on December 1, 2001 to shareholders of record as of the close of business on November 15, 2001. The dividend will be effected in the form of a 6-for-5 stock split. The stock dividend will increase the number of outstanding shares of common stock from 939,377 shares (as of November 8, 2001) to approximately 1,127,252 shares. Any fractional shares created as a result of the stock split will be paid in cash based on the fair market value of the common stock as of the record date.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.CHANGES IN SECURITIES

On July 1, 2001, the Company issued an aggregate of 860 shares to nine of its outside directors in connection with the Director Stock Purchase Plan (the "Plan") which was adopted by the Board of Directors in June, 2001. The Plan provides that outside directors of the Company and the Bank may elect to purchase unregistered shares of the Company's common stock in lieu of receiving director fees earned in each calendar quarter. The purchase price for shares acquired under the Plan is $2.00 less than the closing market price of the Company's common stock as reported in the NASDAQ Over-the-Counter National Market Issues section of the Wall Street Journal on the last day of each calendar quarter. All shares purchased under the Plan are held in a stock account for the participating director with the Secretary of the Company serving as Trustee of the account. Pursuant to the plan, any cash dividend payable on the Company's common stock will be automatically reinvested on shares credited to a director's account. An outside director may join the Plan at any time during the last seven days of each calendar quarter.

The issuances of securities pursuant to the Plan described above were made in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment with no view toward the resale or distribution thereof. Each of the purchasers has a pre-existing relationship with the Company and the offers and sales were made without any public solicitation. No underwriter was involved in the transaction and no commissions were paid.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits. No exhibits are filed with this report.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        GEORGIA-CAROLINA BANCSHARES, INC.






By:  /s/ Patrick G. Blanchard                          November 13, 2001
    ----------------------------------------------    --------------------------
    Patrick G. Blanchard                              Date
    President and Chief Executive Officer
    (principal executive officer)






By:  /s/ J. Harold Ward, Jr.                           November 13, 2001
    ----------------------------------------------    --------------------------
    J. Harold Ward, Jr.                               Date
    Senior Vice President, Chief Financial Officer
    (principal financial and accounting officer)