Form 10KSB40
period 2001-12-31
GEORGIA CAROLINA BANCSHARES INC
filed 2002-03-28
CIK 1044082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

                                  FORM 10-KSB

   --------------------------------------------------------------------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

   --------------------------------------------------------------------------

                          COMMISSION FILE NO. 0-22891

                       GEORGIA-CAROLINA BANCSHARES, INC.

              INCORPORATED UNDER THE LAWS OF THE STATE OF GEORGIA

                (I.R.S. EMPLOYER IDENTIFICATION NO. 58-2326075)

                             2805 WRIGHTSBORO ROAD
                             AUGUSTA, GEORGIA 30909

                           TELEPHONE: (706) 736-2100

   --------------------------------------------------------------------------

 Securities registered under Section 12(b) of the Securities Exchange Act: None

   Securities registered under Section 12(g) of the Securities Exchange Act:
                         Common Stock, $0.001 Par Value

   --------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [X]

Revenue for the fiscal year ended December 31, 2001: $20,708,000

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant (719,962 shares), on March 22, 2002 was $8,639,544 based on the closing price of the registrant's common stock as reported on the Over-the-Counter Bulletin Board on March 22, 2002. For purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered affiliates of the registrant at that date.

As of March 22, 2002, 1,127,214 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held May 15, 2002 are incorporated by reference in response to
Part III of this Report.

Transitional Small Business Disclosure Format (check one)

Yes [ ]       No [X]

                                     PART I

         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                              REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2002 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 1.       DESCRIPTION OF BUSINESS.

GENERAL

Georgia-Carolina Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Georgia on January 31, 1997, to operate as a bank holding company pursuant to the federal Bank Holding Company Act of 1956, as amended.

The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the "Bank"), a state-chartered commercial bank that operates two offices in Thomson, Georgia and three offices in Augusta, Georgia. The Bank opened the Daniel Village Office in Augusta in March 1999 and opened the West Town Office in Martinez, Georgia in October 1999. In January 2001 the Bank opened the Medical Center Office on Walton Way in Augusta. The Bank has completed construction on a site on Fury's Ferry Road in Columbia County for an additional office. This branch is expected to open in the second quarter of 2002.

The Bank began operations in January 1989 as an independent, locally owned commercial bank conducting business in McDuffie County, Georgia. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank operates as a locally-owned bank that targets the banking needs of individuals and small to medium-sized businesses by emphasizing personal service.

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

The Company was organized in 1997 at the direction of the Board of Directors of the Bank based on a plan of reorganization developed by the Board to substantially strengthen the Bank's competitive position. On April 28, 1997, the shareholders of the Bank, at the Bank's Annual Meeting of Shareholders, duly approved and authorized the reorganization, in which the Bank would become a wholly owned subsidiary of the Company. After final regulatory approvals, the reorganization was completed on June 6, 1997.

In September 1999, the Bank established a mortgage division of the Bank which operates as First Bank Mortgage (the "Mortgage Division"). This division originates mortgage loans and offers a variety of other mortgage products. In 2000, the Bank significantly expanded the Mortgage Division by acquiring certain mortgage banking offices from another financial institution. The acquisition of these offices consisted of the hiring of executives and staff employees, the assumption of leases, the purchase of fixed assets for approximately $200,000, and the purchase of an approximately $15,000,000 loan portfolio. As of December 31, 2001, First Bank Mortgage had locations in Augusta, Georgia and Jacksonville, Florida. The Warner Robins, Georgia location was sold in June 2001, and the Rincon and Savannah, Georgia locations were closed during the fourth quarter of 2001. Substantially all of the residential mortgage loans originated by the Mortgage Division are sold in the secondary market. The Mortgage Division also originates and holds short-term residential development and construction loans.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table presents the average balance sheet of the Bank for the years ended December 31, 2001, 2000 and 1999. Also presented is the Bank's actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability. This table includes all major categories of interest-earning assets and interest-bearing liabilities:

                            AVERAGE BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                  December 31,
                                         -----------------------------------------------------------------------------------------
                                                     2001                            2000                           1999
                                         ------------------------------   --------------------------    --------------------------
                                                     Interest    Average            Interest   Average            Interest  Average
                                          Average     Income/    Yield /  Average    Income/   Yield /  Average    Income/  Yield /
                                          Balance     Expense     Rate    Balance    Expense    Rate    Balance    Expense   Rate
                                         ---------    -------     ----    --------    ------    ----    --------    ------    ----
ASSETS
INTEREST-EARNING ASSETS
  Loans, net of unearned income          $ 130,153    $10,464     8.04%   $ 68,102    $6,203    9.11%   $ 30,602    $2,818    9.21%
  Investment securities                     17,939      1,106     6.17%     12,720       842    6.62%     13,024       809    6.21%
  Federal funds sold                           453         18     3.97%      2,817       167    5.93%      5,305       284    5.35%
                                         ---------    -------             --------    ------            --------    ------
     TOTAL INTEREST-EARNING ASSETS         148,545     11,588     7.80%     83,639     7,212    8.62%     48,931     3,911    7.99%

NON-INTEREST EARNING ASSETS
  Cash and due from banks                    3,417                           2,893                         1,478
  Bank premises and fixed assets             6,106                           4,794                         3,477
  Accrued interest receivable                  757                             617                           404
  Other assets                               1,252                           1,187                         1,409
  Allowance for loan losses                 (1,491)                         (1,144)                         (922)
                                         ---------                        --------                      --------
     TOTAL ASSETS                        $ 158,586                        $ 91,986                      $ 54,777
                                         =========                        ========                      ========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
INTEREST-BEARING DEPOSITS
  NOW accounts                           $   9,379    $   173     1.85%   $  8,232    $  166    2.02%   $  7,035    $  127    1.80%
  Savings accounts                           7,593        251     3.31%      4,223       148    3.50%      2,407        60    2.49%
  Money market accounts                      9,821        305     3.11%      9,189       378    4.11%      7,208       273    3.79%
  Time accounts                             75,225      4,550     6.05%     38,291     2,370    6.19%     22,431     1,191    5.31%
                                         ---------    -------             --------    ------            --------    ------
     TOTAL INTEREST-BEARING DEPOSITS       102,018      5,279     5.18%     59,935     3,062    5.11%     39,081     1,651    4.22%

OTHER INTEREST-BEARING
   LIABILITIES
  Borrowed funds                            25,786        986     3.82%     11,515       603    5.24%        153         6    3.97%
                                         ---------    -------             --------    ------            --------    ------
     TOTAL INTEREST-BEARING LIABILITIES    127,804      6,265     4.90%     71,450     3,665    5.13%     39,234     1,657    4.22%

NONINTEREST-BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
  Demand deposits                           15,770                           8,538                         5,030
  Other liabilities                          2,903                           1,307                           470
  Shareholders' equity                      12,109                          10,691                        10,043
                                         ---------                        --------                      --------
     TOTAL LIABILITIES AND
       SHAREHOLDERS'
       EQUITY                            $ 158,586                        $ 91,986                      $ 54,777
                                         =========                        ========                      ========

Interest rate spread                                              2.90%                         3.49%                         3.77%
Net interest income                                   $ 5,323                         $3,547                        $2,254
Net interest margin                                               3.58%                         4.24%                         4.62%
Average interest-earning assets to
 average total assets                                            93.67%                        90.93%                        89.33%
Average loans to average deposits                               110.50%                        99.46%                        69.37%

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

The effect on interest income, interest expense and net interest income in the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate. Nonaccruing loans have been included in the category "Net loans and loans held for sale."


                                                                   Year Ended December 31, 2001
                                                                          Compared with
                                                                   Year Ended December 31, 2000
                                                                         (In thousands)
                                                          -------------------------------------------
                                                                  Increase (Decrease) Due to
                                                          -------------------------------------------
                                                          Volume             Rate             Total
                                                          -------           -------           -------
Interest earned on:
  Tax-exempt securities ........................          $   (24)          $    (1)          $   (25)
  Taxable securities ...........................              360               (71)              289
  Federal funds sold ...........................             (150)                1              (149)
  Net loans and loans held for sale ............            5,653            (1,392)            4,261
                                                          -------           -------           -------
Total interest income ..........................            5,839            (1,463)            4,376
                                                          -------           -------           -------

Interest paid on:
  NOW deposits .................................               24               (17)                7
  Money market deposits ........................               25               (98)              (73)
  Savings deposits .............................              117               (14)              103
  Time deposits ................................            2,345              (165)            2,180
  Borrowed funds ...............................              748              (365)              383
                                                          -------           -------           -------
Total interest expense .........................            3,259              (659)            2,600
                                                          -------           -------           -------
Increase (decrease) in net interest income .....          $ 2,580           $  (804)          $ 1,776
                                                          =======           =======           =======

                                                                  Year Ended December 31, 2000
                                                                        Compared with
                                                                  Year Ended December 31, 1999
                                                                        (In thousands)
                                                          -----------------------------------------
                                                                  Increase (Decrease) Due to
                                                          -----------------------------------------
                                                           Volume           Rate            Total
                                                          -------           -----           -------
Interest earned on:
  Tax-exempt securities ........................          $   (15)          $   3           $   (12)
  Taxable securities ...........................               11              34                45
  Federal funds sold ...........................              (98)            (19)             (117)
  Net loans and loans held for sale ............            3,445             (60)            3,385
                                                          -------           -----           -------

Total interest income ..........................            3,343             (42)            3,301
                                                          -------           -----           -------

Interest paid on:
  NOW deposits .................................               23              16                39
  Money market deposits ........................              109              (4)              105
  Savings deposits .............................               42              46                88
  Time deposits ................................              798             381             1,179
  Borrowed funds ...............................              597              --               597
                                                          -------           -----           -------

Total interest expense .........................            1,569             439             2,008
                                                          -------           -----           -------

Increase (decrease) in net interest income .....          $ 1,774           $(481)          $ 1,293
                                                          =======           =====           =======


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

The following table details, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories (dollar amounts in thousands):


                                Year Ended December 31,  Year Ended December 31, Year Ended December 31,
                                        2001                    2000                    1999
                                   ----------------        ----------------        ----------------
                                   Average    Average      Average    Average      Average    Average
                                   Amount   Rate Paid      Amount    Rate Paid     Amount    Rate Paid
                                   ------      ----        ------      ----        ------      ----
Deposit Category
Non-interest bearing .......      $15,770        --       $ 8,538        --       $ 5,030        --
  demand deposits
NOW and money market .......       19,200      2.90%       17,421      3.12%       14,243      2.81%
  deposits
Savings deposits ...........        7,593      3.31%        4,223      3.50%        2,407      2.49%
Time deposits ..............       75,225      6.05%       38,291      6.19%       22,431      5.31%

The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2001 were as follows (in thousands):


Three months or less .....................            $14,938
Over three months through six months .....             10,400
Over six months through twelve months ....             14,403
Over twelve months .......................              3,107
                                                      -------
         Total ...........................            $42,848
                                                      =======

Borrowed funds consist of short-term borrowings, including federal funds purchased, retail and other repurchase agreements and a line of credit with the Federal Home Loan Bank. The average balance of borrowed funds was approximately $25.8 million for the year ended December 31, 2001, compared to $11.5 million for the year ended December 31, 2000. This significant increase in borrowed funds is a result of the Bank's loan growth in new market areas and the Bank's utilization of borrowed funds to fund loans held-for-sale and construction lending by the Mortgage Division.

The most significant borrowed funds category for the Bank is the warehouse line of credit from the Federal Home Loan Bank. At December 31, 2001, the outstanding balance on the warehouse line of credit was $33,555,000 at a weighted average interest rate of 2.07%. At December 31, 2000, the outstanding balance on the line of credit was $6,998,000 at a weighted average interest rate of 6.60%. The average balance outstanding on the warehouse line of credit was $19,316,000 for the year ended December 31, 2001 with a weighted average interest rate of 3.66%. The average balance outstanding on the warehouse line of credit was $6,745,000 for the year ended December 31, 2000 with a weighted average interest rate of 5.90%. The maximum amount outstanding on the warehouse line of credit at any month end during 2001 was $33,555,000, and was $14,433,000 at any month end during 2000. The warehouse line of credit is secured by the mortgage loans held-for-sale originated with the borrowed funds. The interest rate on the warehouse line of credit for 2000 and 2001 was the Federal Home Loan Bank daily overnight rate plus 25 basis points.

LOAN PORTFOLIO

The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 2001, the Bank's loan portfolio consisted of 23.3% commercial loans, 17.6% real estate construction loans, 46.6% real estate mortgage loans and 12.5% consumer/installment loans.

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

The Bank's real estate construction loans consist of residential and commercial construction loans as well as land development loans. These loans are primarily construction and development loans to builders in the Augusta, Georgia area.

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

The following table presents the categories of loans contained in the Bank's loan portfolio as of the end of the five most recent fiscal years and the total amount of all loans for such periods:


                                                                               December 31,
                                                  -----------------------------------------------------------------------------
                                                    2001              2000             1999             1998             1997
                                                  ---------         --------         --------         --------         --------
                                                                               (In thousands)
      Type of Loan
Commercial, financial and agricultural ...        $  26,863         $ 24,582         $ 10,468         $  3,969         $  3,722
Real estate - construction ...............           20,312           17,648            5,458            5,614            4,893
Real estate - mortgage ...................           53,730           21,850           16,033           10,084            8,441
Installment and consumer .................           14,435            9,247            4,159            3,212            2,676
                                                  ---------         --------         --------         --------         --------
     Subtotal ............................          115,340           73,327           36,118           22,879           19,732

Less:
Unearned income and deferred loan fees ...             (114)            (146)             (25)              (4)              (8)
Allowance for possible loan losses .......           (2,187)          (1,194)          (1,000)            (835)            (752)
                                                  ---------         --------         --------         --------         --------

Total (net of allowance) .................        $ 113,039         $ 71,987         $ 35,093         $ 22,040         $ 18,972
                                                  =========         ========         ========         ========         ========

In addition to the above, at December 31, 2001, the Bank also had $58,736,000 of single family residential mortgage loans held-for-sale that were originated by the Bank's Mortgage Division.

The table below presents an analysis of maturities of certain categories of loans as of December 31, 2001:


                                                       Due in 1      Due in 1 to    Due After
Type of Loan                                         Year or Less      5 Years       5 Years         Total
------------                                         ------------    ----------      -------         -----
                                                                       (In thousands)
Commercial, financial and agricultural .........        $10,628        $14,621        $1,614        $26,863
Real estate-construction .......................         20,209             81            22         20,312
                                                        -------        -------        ------        -------

     Total .....................................        $30,837        $14,702        $1,636        $47,175
                                                        =======        =======        ======        =======

The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 2001 (in thousands):

          Loans due after 1 year with predetermined interest rates..........        $6,146
          Loans due after 1 year with floating interest rates...............        $10,192

The following table presents information regarding non-accrual, and past due loans at the dates indicated:


                                                                       December 31,
                                           -------------------------------------------------------------------
                                           2001           2000             1999            1998           1997
                                           ----           ----             ----            ----           ----
Loans accounted for on a
   non-accrual basis
      Number ....................              24              10                 9               3              5
      Amount ....................        $302,000        $161,000        $1,140,000        $220,000        $43,000

Accruing loans which are
   contractually past due 90 days
   or more as to principal and
   interest payments
      Number ....................               3              10                 1               2             --
      Amount ....................        $160,000        $ 98,000        $    5,000        $  1,000        $    --

The Bank does not have any loans which are "troubled debt restructurings" as defined in SFAS No. 15.

Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or, when in management's judgment, the interest will not be collectible in the normal course of business. Additional interest income of $30,500 in 2001 would have been recorded if all loans accounted for on a nonaccrual basis had been current in accordance with their original terms. No interest income has been recognized in 2001 on loans that have been accounted for on a nonaccrual basis.

At December 31, 2001, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Bank's loss experience is furnished in the following table for the periods indicated.

                                                                  Years Ended December 31,
                                          -----------------------------------------------------------------------
                                              2001           2000          1999          1998          1997
                                              ----           ----          ----          ----          ----
                                                              (Dollar amounts in thousands)
Allowance, beginning of year ............     $1,194         $1,000          $835          $752          $889
Charge-offs:
   Commercial, financial and                      13            195             -             -            91
   agricultural..........................
Installment and consumer ................        103             26            15            34           141
Credit Cards.............................          8             -              6             3            10
                                          -----------------------------------------------------------------------
                                                 124           221             21            37           242
                                          -----------------------------------------------------------------------
Recoveries:
   Commercial, financial and                       4             1              2            22             8
   agricultural..........................
Installment and consumer ................          6            52             68            98            80
Credit Cards.............................          1             1              1             -             1
                                          -----------------------------------------------------------------------
                                                  11            54             71           120            88
                                          -----------------------------------------------------------------------
Net (charge-offs) recoveries.............       (113)         (167)            50            83          (153)
                                          -----------------------------------------------------------------------

Provision charged to operations..........      1,106           361            115             -            16
                                          -----------------------------------------------------------------------

Allowance, end of year ..................     $2,187        $1,194         $1,000          $835          $752
                                          =======================================================================

Ratio of net (charge-offs) recoveries
   during the period to average loans
   outstanding during the period.........       (.08)%        (.25) %         .16%          .39%         (.80)%
                                          =======================================================================

LOAN LOSS ALLOWANCE

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.

Accordingly, management has established an allowance for loan losses, which totaled approximately $2.2 million at December 31, 2001, which is allocated according to the following table, along with the percentage of loans in each category to total loans:

                            2001               2000                1999                1998               1997
                            ----               ----                ----                ----               ----
                      Amount   Percent   Amount    Percent   Amount    Percent   Amount   Percent   Amount   Percent
                      ------   -------   ------    -------   ------    -------   ------   -------   ------   -------
                                                       (Dollar amounts in thousands)
Commercial,
  financial and
   agricultural . .
.. .                   $   320     23.3%   $   181     33.5%    $   99     29.0%     $ 194    17.4%   $    6      15.3%
Real estate -
   construction. . .      589     17.6%       356     24.1%        44     15.1%        90    24.5%        -      24.8%
Real estate -
   mortgage. . . .
.. .                       782     46.6%       368     29.8%       522     44.4%       239    44.1%      323      46.3%
Consumer and
   installment. . .

.. .                       180     12.5%        75     12.6%        85     11.5%       106    14.0%      105      13.6%
Unallocated. . . ..       316       --        214       --        250       --        206      --       318        --
                      -------  -------    -------   ------     ------   ------      -----   -----    ------   -------

Total                 $ 2,187       --    $ 1,194       --     $1,000       --      $ 835      --    $  752        --
                      -------  -------    -------   ------     ------   ------      -----   -----    ------   -------

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

The Bank's commercial loans represent approximately 23.3% of outstanding loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, the Bank generally originates commercial loans on a secured basis, and at December 31, 2001, over 90% of the Bank's commercial loans were secured. Management believes that the secured condition of a substantial portion of the commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

The Bank's consumer and installment loan portfolio is also well secured. At December 31, 2001 the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans inherently possess less risk than other categories of loans.

Real estate mortgage loans constitute approximately 46.6% of outstanding loans. These loans include both commercial and residential mortgage loans. Management believes the risk of loss for commercial real estate loans is generally higher than residential loans. Management continuously monitors the performance of the commercial real estate portfolio and collateral values. Residential mortgages are generally secured by the underlying residence. Management of the Bank believes that these loans are well secured.

Real estate construction loans represent approximately 17.6% of the Bank's outstanding loans at December 31, 2001. This category of the loan portfolio consists of construction and development loans for real estate located in the Bank's market areas in Georgia and commercial and residential construction and development loans. Management of the Bank closely monitors the performance of these loans and periodically inspects properties and development progress. Management considers these factors in estimating and evaluating the allowance for loan losses.

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

INVESTMENTS

As of December 31, 2001, investment securities comprised approximately 10.3% of the Bank's assets, with loans comprising approximately 83.4% of the Bank's assets. The Bank invests primarily in obligations of the United States or agencies of the United States, mortgage-backed securities and obligations, other taxable securities and in certain obligations of states and municipalities. The Bank also enters into federal funds transactions with its principal correspondent banks. The Bank may act as a net seller or net purchaser of such funds.

The following table presents, for the dates indicated, the estimated fair market value of the Bank's investment securities available-for-sale. The Bank has classified all investment securities as available-for-sale.

                                                                        December 31,
                                                          -----------------------------------------
                                                            2001            2000             1999
                                                          -------          -------          -------
                                                                       (In thousands)
    ............................................
Obligations of the U.S. Treasury and other
   U.S government agencies .....................          $ 8,376          $11,150          $11,073
Mortgage-backed securities .....................            9,014            2,616              420
Obligations of States and political subdivisions               --               --              806
Corporate Obligations ..........................            2,119               --               --
                                                          -------          -------          -------
                                                          $19,509          $13,766          $12,299
Federal Home Loan Bank stock ...................            1,606              554              137
                                                          -------          -------          -------

Total ..........................................          $21,115          $ 4,320          $12,436
                                                          =======          =======          =======

The following tables present the contractual maturities and weighted average yields of the Bank's investments as of December 31, 2001:

                                                                    Maturities of Investment Securities
                                                         --------------------------------------------------------
                                                            Within        After One      After Five       After
                                                                           Through        Through
                                                           One Year      Five Years      Ten Years      Ten Years
                                                           --------      ----------      ---------      ---------
                                                                               (In thousands)
    ............................................
Obligations of the U.S. Treasury and
   other U.S. government agencies ..............          $  518          $2,956          $4,902              --
Mortgage-backed securities .....................              --           3,263              --           5,751
Obligations of States and political subdivisions              --              --              --              --
Federal Home Loan Bank stock ...................              --              --              --           1,606
Corporate Obligations ..........................              --           2,119              --              --
                                                          ------          ------          ------          ------
         Total .................................          $  518          $8,338          $4,902          $7,357
                                                          ======          ======          ======          ======

                                                                          Weighted Average Yields
                                                         ---------------------------------------------------------
                                                                          After One     After Five
                                                            Within        Through        Through          After
                                                           One Year      Five Years      Ten Years      Ten Years
                                                         ------------   ------------   ------------    -----------
Obligations of the U.S. Treasury and
   other U.S. government agencies....................            6.28%          5.36%          6.22%             -%
Mortgage-backed securities...........................               -           5.56              -           5.85
Obligations of States and political subdivisions.....               -              -              -              -
Federal Home Loan Bank stock.........................               -              -              -           6.75
Corporate Obligations................................               -           6.09              -              -
                                                         ------------   ------------   ------------    -----------
         Total weighted average yield................            6.28%          5.63%          6.22%          6.05%
                                                         ============   ============   ============    ===========

With the exception of the U.S. Treasury notes and U.S. government agencies securities shown above, the Bank did not have investments with a single issuer exceeding, in the aggregate, 10% of the Bank's shareholders' equity.

RETURN ON EQUITY AND ASSETS

The following table presents certain profitability, return and capital ratios for the Company as of the end of the past three fiscal years.

                                                                                         December 31,
                                                                            ----------------------------------------
                                                                               2001           2000         1999
                                                                            ------------   -----------  ------------
Return on Assets.........................................................       1.06%         0.14%         0.12%
Return on Equity.........................................................      13.83%         1.19%         0.78%
Dividend Payout..........................................................           -             -             -
Equity to Assets.........................................................       7.64%        11.60%        14.91%


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

FACILITIES

The Company's main office is located at 2805 Wrightsboro Road at Daniel Village in Augusta, Georgia. The Daniel Village Office is approximately 3,300 square feet in size and located on approximately .90 acres of land. The Company also operates out of an office located at 110 East Hill Street in Thomson, Georgia. This property consists of a two-story building with approximately 8,700 square feet of finished space on the first and second floors and approximately 1,300 square feet of unfinished space on the second floor. The building is constructed on 3.4 acres of land owned by the Bank. In addition, the Bank operates a branch office in Thomson, Georgia, which is located at 1043 Washington Road, approximately two miles north of the East Hill Street office. The Thomson branch is approximately 2,600 square feet in size and is located on 1.25 acres of land.

In October 1999, the Bank opened the West Town Office at 3820 Washington Road in the business district of Martinez, Georgia, which is located in Columbia County. The West Town Office is approximately 4,200 square feet in size and located on approximately 1.0 acre of land. In January 2001, the Bank opened the Medical Center Office on Walton Way in Augusta. The Medical Center Office is approximately 4,200 square feet in size and located on approximately 0.8 acres of land. The Bank has also purchased a site located on Fury's Ferry Road in Columbia County for an additional branch office. The property was purchased for $375,000. Construction on the Fury's Ferry Road office is in progress and the new branch is expected to open in the second quarter of 2002. In November 2001, the Bank purchased a site located on Wheeler Road in Augusta for a purchase price of $706,000. In January 2002, the Bank purchased a site located in Evans, Georgia for a purchase price of $401,000. The Bank has purchased these two sites in anticipation of building full service banking facilities in the next few years.

EMPLOYEES

At December 31, 2001, the Bank employed 125 persons on a full-time or part-time basis, including 24 officers. The Bank will hire additional persons as needed on a full-time or part-time basis, including additional tellers and customer service representatives.

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

SUPERVISION AND REGULATION

General

The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Georgia Department of Banking and Finance (the "Georgia Banking Department") and the FDIC. In addition, the Company is subject to certain periodic reporting and disclosure requirements of the Securities and Exchange Commission.

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

De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws. The legislature of the State of Georgia has enacted an interstate banking statute which allows bank holding companies located throughout the United States to acquire banks and bank holding companies located in Georgia under certain conditions. Such legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Georgia generally.

Georgia banks are permitted by statute to branch statewide. Such branch banking, however, is subject to prior approval by the Georgia Banking Department and the FDIC. Any approval by the Georgia Banking Department and the FDIC would take into consideration several factors, including the Bank's level of capital, the prospects and economics of the proposed branch office, the overall financial condition and safety and soundness of the applicant bank, and other considerations deemed relevant by the Georgia Banking Department and the FDIC for purposes of determining whether approval should be granted to open a branch office.

A bank holding company which has not elected to become a financial holding company under the Gramm-Leach-Bliley Act, as discussed below, will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, bank holding companies may still engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

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

Georgia law requires every bank holding company to obtain the prior approval of the Georgia Banking Department before acquiring more than 5% of the voting shares of any Georgia bank or all or substantially all of the assets of a Georgia bank, or before merging or consolidating with any Georgia bank holding company. A bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any Georgia bank unless the Georgia bank to be acquired has been in existence and continuously operating, on the date of the acquisition, for a period of five years or more.

Georgia law contains provisions that limit interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Georgia law. The relative importance of these interest limitation laws to the financial operations of the Bank will vary from time to time, depending upon a number of factors, including conditions in the money markets, the cost and availability of funds and prevailing interest rates.

Pursuant to Georgia law, no person or group of persons may, directly or indirectly or acting by or through one or more persons, purchase or acquire a controlling interest in any financial institution which would result in the change in control of that financial institution unless the Georgia Banking Department first shall have approved such proposed acquisition. A person or group will be deemed to have acquired "control" of a bank if the person or group directly or indirectly, or acting through one or more other persons, has the power to direct the management or policies of the financial institution or to vote greater than 25% of any class of voting securities of the financial institution.

Gramm-Leach-Bliley

The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999 ("GLBA"), enacted in 1999, enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws, which prohibited the affiliation of banks and these other financial services entities under a single holding company. Bank holding companies, and other types of financial services entities, may elect to become financial holding companies under the new law, which will enable them to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

To become a financial holding company, a bank holding company must provide notice to the Federal Reserve Board of its desire to become a financial holding company, and certify to the Federal Reserve Board that each of its bank subsidiaries is "well-capitalized," "well-managed" and has at least a "satisfactory" rating under the Community Reinvestment Act.

The GLBA establishes a system of functional regulation, under which the Federal Reserve Board will regulate the banking activities of financial holding companies and other federal banking regulators will regulate banks' financial subsidiaries. The SEC will regulate securities activities of financial holding companies and state insurance regulators will regulate their insurance activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

The implementation of the act increases competition in the financial services sector by allowing many different entities, including banks and bank holding companies, to affiliate and/or to merge with other financial services entities and cross-sell their financial products in order to better serve their current and prospective customers. At this time, the Company does not intend to seek qualification as a financial holding company or to enter into these additional financial services areas.

Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow for the Company is dividends from the Bank. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as dividends paid by the Company to its shareholders.

The payment of dividends by the Company and the Bank may be affected or limited by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends depending on the institution's financial condition), such authority may require, after notice and hearing, that the bank cease and desist from such practice. The FDIC and the Federal Reserve Board have issued policy statements that provide, generally, that insured banks and bank holing companies should only pay dividends out of current operating earnings. The Federal Reserve has issued a policy statement to the same effect for bank holding companies. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991, as discussed below.

Under Georgia law, the Bank must obtain approval of the Georgia Banking Department before they may pay cash dividends out of retained earnings if (1) the total classified assets at the most recent examination of such bank exceed 80% of the equity capital, (2) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends, for the previous calendar year, or (3) the ratio of equity capital to adjusted assets is less than 6%.

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICIA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

The OCC, the Federal Reserve Board and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                           Total Risk-Based     Tier 1 Risk-Based    Tier 1
                                           Capital Ratio        Capital Ratio        Leverage Ratio
                                           -------------        -------------        --------------
       Well capitalized(1)                 > 10%                >  6%                 >   5%
                                           -                    -                     -
       Adequately Capitalized(1)           >  8%                >  4%                 >   4%(2)
                                           -                    -                     -
       Undercapitalized(4)                 <  8%                <  4%                 <   4%(3)
       Significantly Undercapitalized(4)   <  6%                <  3%                 <   3%
       Critically Undercapitalized         -                    -                     <   2%(5)
                                                                                      -

---------------------------

(1)      An institution must meet all three minimums.

(2)      > $3% for composite 1-rated institutions, subject to appropriate
         - federal banking agency guidelines.

(3) < 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures. ---

(5)      Ratio of tangible equity to total assets.

In addition, the Federal Reserve Board and the FDIC have adopted regulations, pursuant to the FDICIA, defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

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

ITEM 2.       DESCRIPTION OF PROPERTY.

The Company's main office is located at 2805 Wrightsboro Road at Daniel Village in Augusta, Georgia. The Daniel Village Office is approximately 3,300 square feet in size and located on approximately .90 acres of land. The Company also operates out of an office located at 110 East Hill Street in Thomson, Georgia. The property consists of a two-story building with approximately 8,700 square feet of finished space on the first and second floors and approximately 1,300 square feet of unfinished space on the second floor. The building is constructed on 3.4 acres of land owned by the Bank. In addition, the Bank operates a branch office in Thomson, Georgia, which is located at 1043 Washington Road, approximately two miles north of the East Hill Street office. The Thomson branch is approximately 2,600 square feet in size and is located on 1.25 acres of land.

In October 1999, the Bank opened the West Town Office at 3820 Washington Road in the business district of Martinez, Georgia, which is located in Columbia County. The West Town Office is approximately 4,200 square feet in size and located on approximately 1.0 acre of land. In January 2001, the Bank opened the Medical Center Office on Walton Way in Augusta. The Medical Center Office is approximately 4,200 square feet in size and located on approximately 0.8 acres of land. The Bank has also purchased a site located on Fury's Ferry Road in Columbia County for an additional branch office. The property was purchased for $375,000. The Fury's Ferry Road office is expected to open in the second quarter of 2002. In November 2001, the Bank purchased a site located on Wheeler Road in Augusta for a purchase price of $706,000. In January 2002, the Bank purchased a site located in Evans, Georgia for a purchase price of $401,000. The Bank has purchased these two sites in anticipation of building full service banking facilities in the next few years.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter ended December 31, 2001 to a vote of security holders of the Company.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     A.  MARKET INFORMATION

         The Company's common stock began trading on the Over-The-Counter Bulletin Board under the symbol "GECR" in May 1999. Prior to this time, there was no established public market for the Company's common stock. The market for the Company's common stock must be characterized as a limited market due to its relatively low trading volume and analyst coverage. The following table sets forth for the periods indicated the quarterly high and low bid quotation per share as reported by the Over-The-Counter Bulletin Board. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. The share prices below reflect the payment of a 20% stock dividend (which was effected in the form of a 6-for-5 stock split) on December 1, 2001.

                                                                         High              Low
                                                                    ---------------    -------------
                    Fiscal year ended December 31, 2001
                         First Quarter..........................        $ 9.53            $ 8.59
                         Second Quarter.........................        $10.83            $ 8.08
                         Third Quarter..........................        $11.66            $ 9.13
                         Fourth Quarter.........................        $11.66            $ 9.03
                    Fiscal year ended December 31, 2000
                         First Quarter..........................         $10.73           $10.00
                         Second Quarter.........................         $10.00           $ 8.96
                         Third Quarter..........................         $10.42           $ 7.29
                         Fourth Quarter.........................         $10.42           $ 9.17

     B.  HOLDERS OF COMMON STOCK

         As of March 22, 2002, the number of holders of record of the Company's common stock was 634.

     C.  DIVIDENDS

         No cash dividends were paid by the Company during the years ended December 31, 2001 or 2000. On December 1, 2001, the Company paid a 20% stock dividend (which was effected in the form of a 6-for-5 stock split) to shareholders of record as of November 15, 2001.

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

     D.  RECENT SALES OF UNREGISTERED SECURITIES

         On October 1, 2001, the Company issued an aggregate of 860 shares to eleven outside directors of the Company and the Bank in connection with the Director Stock Purchase Plan (the "Plan") which was adopted by the Board of Directors in June 2001. The Plan provides that outside directors of the Company and the Bank may elect to purchase unregistered shares of the Company's common stock in lieu of receiving director fees earned in each calendar quarter. The purchase price for shares acquired under the Plan is $2.00 less than the closing market price of the Company's common stock as reported in the NASDAQ Over-the-Counter National Market Issues section of the Wall Street Journal on the last day of each calendar quarter. All shares purchased under the Plan are held in a stock account for the participating director with the Secretary of the Company serving as Trustee of the account. Pursuant to the plan, any cash dividend payable on the Company's common stock will be automatically reinvested on shares credited to a director's account. An outside director may join the Plan at any time during the last seven days of each calendar quarter.

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and Bank and should be read in conjunction with the "Business" section and Consolidated Financial Statements included elsewhere in this Report.

THE COMPANY

Certain financial information for the Company and Bank consolidated, and solely the Bank as of and for the years ended December 31, 2001, 2000 or 1999 is presented below:

                                    2001                         2000                           1999
                      -----------------------------   -----------------------------  -----------------------------
                       Total Assets    Net Income     Total Assets    Net Income     Total Assets    Net Income
                      --------------------------------------------------------------------------------------------
                                                            (In thousands)
Consolidated               $ 205,865       $ 1,675         $ 116,509         $ 127         $ 72,719          $ 71

Bank only                  $ 205,797       $ 1,748         $ 116,485         $ 157         $ 72,708          $ 95

During 2001, the Company funded operational costs through internally generated funds. The Company incurred approximately $116,000 in operational costs for the year ended December 31, 2001. The Company recorded an income tax benefit of $43,000, resulting in a net loss of $73,000 for 2001. The Company received revenue in the form of dividends from the Bank in 2001 in the amount of $10,000.

The Company has entered into an agreement with The Bankers Bank that provides the Company with a line of credit of up to $3 million which bears interest at the prime rate minus 50 basis points and matures in 2003. As of December 31, 2001, the outstanding balance under the line of credit was $1 million. The arrangement requires the Company and the Bank to comply with certain financial and other covenants. At December 31, 2001, the Company and the Bank were in compliance with all applicable covenants. The $1 million drawn by the Company was invested in the Bank as additional paid in capital during 2001.

THE BANK

RESULTS OF OPERATIONS

2001 Compared to 2000

For the year ended December 31, 2001, the Bank experienced an increase in both total assets and net income. Total assets increased 76.7% to $205,797,000 at December 31, 2001 from $116,485,000 at December 31, 2000. Net income increased 1,013.4% to $1,748,000 from $157,000 for the year ended December 31, 2000.
Average total assets were $158,586,000 for 2001 compared to $91,986,000 for 2000, an increase of $66,600,000, or 72.4%. This increase in average assets is primarily the result of an increase in loans outstanding, which increased $62,051,000, or 91.1%, from $68,102,000 for 2000 to $130,153,000 for 2001. This increase in loans is a direct result of the Bank's expansion to new market areas through the opening of an additional full service banking location during 2001 and the continued growth of the Mortgage Division. Net loans held for investment increased from $71,987,000 at December 31, 2000 to $113,039,000 at December 31, 2001, a change of $41,052,000, or 57.0%. Commercial loans increased $2,281,000, or 9.3%, from 2000. Real estate mortgage loans increased $31,880,000, or 145.9%, from 2000, and real estate construction loans increased $2,644,000, or 15.1%, from 2000. Installment and consumer loans increased $5,188,000, or 56.1%, from 2000. These increases in each loan category are the result of the Bank's continuing efforts to obtain these types of lending opportunities, and the opening of an additional office location of the Bank. Loans held for sale by the Bank increased from $17,610,000 in 2000 to $58,736,000 in 2001.

The allowance for loan losses was $2,187,000 at December 31, 2001 and was $1,194,000 at December 31, 2000. This represents an increase of $993,000 or 83.2%. The increase in the allowance is based on management's rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the growth in the Bank's loan portfolio. The Bank's ratio of allowance for loan losses to gross loans was 1.26% at December 31, 2001 compared to 1.32% at December 31, 2000. Substantially all loans held for sale originated by the Bank consist of well-secured single family residence mortgage loans which are originated with a sales commitment and sold in the secondary market shortly after origination, thus greatly reducing the Bank's credit risk. The Bank's ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 1.90% at December 31, 2001, compared to 1.63% at December 31, 2000.

The asset growth of the Bank during 2001 was funded through deposit account growth resulting from the Bank's expansion to new market areas, short-term borrowings from correspondent banks, and from a line-of-credit established with the Federal Home Loan Bank. Total deposit accounts at December 31, 2001 were $149,623,000, an increase of $64,135,000, or 75.0%, from $85,488,000 at December
31, 2000. Total other borrowings by the Bank were $38,374,000 at December 31, 2001, an increase of $18,580,000, or 93.9%, from the balance of $19,794,000 at
December 31, 2000.

The Bank's loan to deposit ratio was 116.3% at December 31, 2001 and 106.2% at December 31, 2000.

Interest income was $11,588,000 for the year ended 2001, compared to $7,212,000 for 2000. This represents an increase of $4,376,000, or 60.7%. This increase was primarily attributable to an increase in interest income from loans of $5,653,000 in 2001. The volume increase was a result of the Bank's increase in loans due to the expansion of the Bank's market area through the opening of an additional location, loan growth in existing locations, and continued growth of the Bank's Mortgage Division. Growth in the Bank's Mortgage Division was also due to a declining interest rate environment for residential mortgage loans resulting in a greater number of refinancing transactions. Interest expense increased $2,600,000, or 70.9%, from $3,665,000 for 2000 to $6,265,000 for 2001.
This increase resulted primarily from the effects of increases in all types of deposit accounts, and in funds purchased. In addition, the increase in volume was partially offset by a decrease in rates paid for time deposits. The increase in deposit accounts was a result of the expansion of the Bank's market area through the opening of an additional location and growth in existing locations. The Bank focuses on obtaining growth in deposit accounts to effectively fund the Bank's loan growth. The increase in funds purchased by the Bank reflects this growth in the Bank's loan portfolio. Non-interest bearing deposits increased $5,704,000 from 2000 to 2001. Net interest income for the year ended December 31, 2001 was $5,323,000, representing an increase of $1,776,000, or 50.0%, from
$3,547,000 for the year ended December 31, 2000.

Noninterest income increased from $2,456,000 in 2000 to $9,120,000 in 2001, an increase of $6,664,000 or 271.3%. This increase is primarily due to the increase in the gain on sale of mortgage loans for 2001. This increase is a direct result of the Bank's continued development and expansion of the Mortgage Division during 2001, and increased loan fees from refinancing transactions.

Noninterest expense increased from $5,428,000 in 2000 to $10,678,000 in 2001, an increase of $5,250,000 or 96.7%. The increase primarily resulted from increased personnel and occupancy costs resulting from the opening of an additional banking location and the significant expansion of the Mortgage Division in 2001.

Net income increased $1,591,000 or 1,013.4% from $157,000 in 2000 to $1,748,000 in 2001 as a result of each of the above matters.

2000 Compared to 1999

For the year ended December 31, 2000, the Bank experienced an increase in both total assets and net income. Total assets increased 60.2% to $116,485,000 at December 31, 2000 from $72,708,000 at December 31, 1999. Net income increased 65.3% to $157,000 from $95,000 for the year ended December 31, 2000. Average total assets were $91,986,000 for 2000 compared to $54,770,000 for 1999, an increase of $37,209,000 or 67.9%. This increase in average assets is primarily the result of an increase in loans outstanding which increased $37,500,000, or 122.5%, from $30,602,000 for 1999 to $68,102,000 for 2000. This increase in loans is a direct result of the Bank's expansion to new market areas through the opening of two new full service banking locations during 1999. Fiscal 2000 was the first full year of operations for these two new locations. The increase in loans also resulted from the Bank's significant expansion of the Mortgage Division during 2000. Net loans held for investment increased from $35,093,000 at December 31, 1999 to $71,987,000 at December 31, 2000, a change of $36,894,000, or 105.1%. Commercial loans increased $14,114,000, or 134.8%, from 1999. Real estate mortgage loans increased $5,817,000, or 36.3%, from 1999, and real estate construction loans increased $12,190,000, or 223.3%, from 1999. Installment and consumer loans increased $5,088,000, or 122.3%, from 1999. These increases in each loan category are the result of the Bank's continuing efforts to obtain these types of lending opportunities, and the opening of additional office locations of the Bank. Loans held for sale by the Bank increased from $0 in 1999 to $17,610,000 in 2000. The increase is a direct result of the Bank's development of and expansion of the Mortgage Division.

The allowance for loan losses was $1,194,000 at December 31, 2000 compared to $1,000,000 at December 31, 1999. This represents an increase of $194,000 or 19.4%. The increase in the allowance is based on management's rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the growth in the Bank's portfolio. The Bank's ratio of allowance for loan losses to gross loans was 1.32% at December 31, 2000 compared to 2.77% at December 31, 1999. Substantially all loans held for sale originated by the Bank consist of well-secured single family residence mortgage loans which are originated with a sales commitment and sold in the secondary market shortly after origination, thus greatly reducing the Bank's credit risk.

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

As of December 31, 2001, the Bank's liquidity ratio was 22.8% as compared to 31.5% at December 31, 2000. In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with The Bankers Bank and SunTrust Bank. Management is not aware of any demands, commitments or uncertainties which could materially affect the Bank's liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities on December 31, 2001 with a market value of $21.1 million in its available-for-sale portfolio which would provide an additional source of liquidity.

Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank's exposure to interest rate risk. Various assets and liabilities are termed to be "rate sensitive" when the interest rate can be replaced. By definition, the "gap" is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon. At December 31, 2001, the Bank was slightly asset sensitive through three months, and liability sensitive through one year.

The following is an analysis of rate sensitive assets and liabilities as of December 31, 2001 (dollar amounts in thousands):

                                                                   3 - 12                             5 years
                                                0- 3 mos.            mos.          1 - 5 years        or more             Total
                                                --------            -----          -----------        -------             -----
    .........................................
Taxable securities ..........................   $     --          $    518          $ 8,338           $ 2,259           $ 21,115
Tax-exempt securities .......................         --                --               --                --                 --
Federal funds sold ..........................        402                --               --                --                402
Loans .......................................    103,581             7,445           54,155             8,781            173,962
                                                                  --------          -------           -------           --------
         Total rate sensitive assets ........    103,983             7,963           62,493            21,040            195,479

NOW and money market deposits ...............     24,244                --               --                --             24,244
Savings deposits ............................     11,586                --               --                --             11,586
Time deposits ...............................     29,250            52,347            9,884               339             91,820
                                                --------          --------         --------          --------           --------
         Total rate sensitive deposits ......     65,080            52,347            9,884               339            127,650

Borrowed funds ..............................     38,343                --               30                --             38,373
                                                --------          --------         --------          --------           --------
         Total rate sensitive liabilities ...    103,423            52,347            9,914               339            166,023
                                                --------          --------         --------          --------           --------

Excess of rate sensitive assets less rate
               sensitive liabilities ........        530           (44,384)          52,579            20,701             29,426
Cumulative ratio of rate sensitive assets
                to liabilities ..............        101%               72%             105%              118%                --
Cumulative gap ..............................        530           (43,854)           8,725            29,426                 --

CAPITAL RESOURCES

The equity capital of the Company totaled $13,200,000 at December 31, 2001. The Company was formed in 1997 as a holding company of the subsidiary bank. In effecting the transaction of establishing the holding company, the Company acquired 100% of the issued and outstanding shares of stock of the Bank and in exchange issued each stockholder a pro rata number of shares of stock of the Company so each stockholder's ownership of the Company was consistent with the previous ownership of the Bank. The transaction was accounted for in accordance with generally accepted accounting principles in a manner similar to a pooling of interests in which all prior periods presented in the Company's consolidated financial statements have been restated to give effect to the transaction as if it occurred at the beginning of the earliest period presented.

The equity capital of the Bank totaled $14,124,000 at December 31, 2001, an increase of $2,997,000 or 27% from equity capital of $11,127,000 at December 31, 2000. The increase in equity capital was attributable to the Bank's net income of approximately $1.75 million, a increase of $250,000 in the Bank's comprehensive income on available-for-sale securities, which under Statement of Financial Accounting Standard No. 115, is recognized in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account, and $1 million in additional capital infused from the Company.

Management believes that the Bank's capitalization is adequate to sustain growth experienced in 2001. The following table sets forth the capital ratios for the Company and the Bank as of December 31, 2001:

                                                                                         Minimum
                                                           December 31, 2001     Regulatory Requirement
                                                           -----------------     -----------------------
Bank
Tier 1 Capital ratio............................                   9.06%                    4.0%
Total risk-based capital ratio..................                  10.32%                    8.0%
Leverage ratio..................................                   7.54%                    4.0%

Company - Consolidated

Tier 1 Capital ratio............................                   8.47%                    4.0%
Total risk-based capital ratio..................                   9.72%                    8.0%
Leverage ratio..................................                   7.04%                    4.0%

The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.

There are no commitments of capital resources known to management which would have a material impact on the Bank's capital position.

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are filed with this report:

         Report of Independent Certified Public Accountants

         Consolidated Statements of Financial Condition as of
            December 31, 2001 and 2000

         Consolidated Statements of Income for the years ended
            December 31, 2001, 2000 and 1999

         Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the years ended
            December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
GEORGIA-CAROLINA BANCSHARES, INC.
Augusta, Georgia

We have audited the accompanying consolidated statements of financial condition of GEORGIA-CAROLINA BANCSHARES, INC. as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia-Carolina Bancshares, Inc. as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland LLP

Augusta, Georgia
January 31, 2002

                        GEORGIA-CAROLINA BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           2001                      2000
                                                                         ---------                ---------
                                     ASSETS

Cash and due from banks                                                  $   3,316                $   5,522
Federal funds sold                                                             402                       --
Securities available-for-sale                                               21,115                   14,320
Loans, net of allowance for loan losses                                    113,039                   71,987
Loans held for sale                                                         58,736                   17,610
Bank premises and fixed assets                                               6,991                    5,549
Accrued interest receivable                                                  1,092                      596
Foreclosed real estate, net of allowance                                       383                      483
Deferred tax asset, net                                                        401                      202
Other assets                                                                   390                      240
                                                                         ---------                ---------

          TOTAL ASSETS                                                   $ 205,865                $ 116,509
                                                                         =========                =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
     Non-interest bearing                                                $  21,973                $  16,269
     Interest-bearing:
          NOW accounts                                                      11,426                   10,342
          Savings                                                           11,586                    5,045
          Money market accounts                                             12,818                    9,223
          Time deposits of $100,000, and over                               42,848                   10,696
          Other time deposits                                               48,972                   33,913
                                                                         ---------                ---------
               Total deposits                                              149,623                   85,488
Other liabilities, borrowings and retail agreements                         43,042                   19,794
                                                                         ---------                ---------
               TOTAL LIABILITIES                                           192,665                  105,282
                                                                         ---------                ---------

Commitments and contingent liabilities

SHAREHOLDERS' EQUITY

     Preferred stock, par value $.001; 1,000,000
       shares authorized; none issued                                           --                       --
     Common stock, par value $.001; 9,000,000
       shares authorized; 1,127,214 and 935,750
       shares issued and outstanding                                             1                        1
     Additional paid-in capital                                             10,267                   10,228
     Retained earnings                                                       2,766                    1,091
     Accumulated other comprehensive income (loss)                             166                      (93)
                                                                         ---------                ---------
               Total shareholders' equity                                   13,200                   11,227
                                                                         ---------                ---------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 205,865                $ 116,509
                                                                         =========                =========




The accompanying notes are an integral part of these financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          2001           2000          1999
                                                                         -------        ------        ------
INTEREST INCOME
     Interest and fees on loans                                          $10,464        $6,203        $2,818
     Interest on taxable securities                                        1,106           817           772
     Interest on nontaxable securities                                        --            25            37
     Interest on Federal funds sold                                           18           167           284
                                                                         -------        ------        ------
          TOTAL INTEREST INCOME                                           11,588         7,212         3,911
                                                                         -------        ------        ------

INTEREST EXPENSE
     Interest on time deposits of $100,000 or more                         1,783           596           282
     Interest on other deposits                                            3,496         2,466         1,369
     Interest on funds purchased and other borrowings                        986           603             6
                                                                         -------        ------        ------
          TOTAL INTEREST EXPENSE                                           6,265         3,665         1,657
                                                                         -------        ------        ------

          NET INTEREST INCOME                                              5,323         3,547         2,254

PROVISION FOR LOAN LOSSES                                                  1,106           361           115
                                                                         -------        ------        ------

          NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                                4,217         3,186         2,139
                                                                         -------        ------        ------

NONINTEREST INCOME
     Service charges on deposits                                             480           330           303
     Gain on sale of mortgage loans, and other income                      8,640         2,126            69
                                                                         -------        ------        ------
                                                                           9,120         2,456           372
                                                                         -------        ------        ------

NONINTEREST EXPENSE
     Salaries and employee benefits                                        7,246         3,404         1,238
     Occupancy expenses                                                      926           595           304
     Other expenses                                                        2,622         1,470           886
                                                                         -------        ------        ------
                                                                          10,794         5,469         2,428
                                                                         -------        ------        ------

INCOME BEFORE INCOME TAXES                                                 2,543           173            83

INCOME TAX EXPENSE                                                           868            46            12
                                                                         -------        ------        ------

          NET INCOME                                                     $ 1,675        $  127        $   71
                                                                         =======        ======        ======

EARNINGS PER SHARE:
     Basic                                                               $  1.49        $  .14        $  .08
                                                                         =======        ======        ======
     Diluted                                                             $  1.40        $  .13        $  .08
                                                                         =======        ======        ======


The accompanying notes are an integral part of these financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 2001             2000            1999
                                                                ------            ----            -----
Net income                                                      $1,675            $127            $  71

Unrealized holding gains (losses) arising during
   period less reclassification adjustment for gains
   and losses included in net income, net of tax                   259             217             (442)
                                                                ------            ----            -----

Comprehensive income (loss)                                     $1,934            $344            $(371)
                                                                ======            ====            =====



The accompanying notes are an integral part of these financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                                     Accumulated
                                        Common          Common         Additional                        Other           Total
                                        Stock           Stock            Paid-in       Retained      Comprehensive    Shareholders'
                                        Shares         Par Value         Capital       Earnings          Income          Equity
                                       ---------       ---------       ---------       ---------     -------------    -------------
BALANCE, DECEMBER 31, 1998               635,380       $       1       $   6,354       $     893       $     132        $   7,380

Net income                                    --              --              --              71              --               71

Change in unrealized gain
(loss) on securities available-
for-sale, net of deferred taxes               --              --              --              --            (442)            (442)

Proceeds from issuance of
296,370 shares of common
stock, net of offering costs             296,370              --           3,834              --              --            3,834
                                       ---------       ---------       ---------       ---------       ---------        ---------

BALANCE, DECEMBER 31, 1999               931,750               1          10,188             964            (310)          10,843

Net income                                    --              --              --             127              --              127

Change in unrealized gain
(loss) on securities available-
for-sale, net of deferred taxes               --              --              --              --             217              217

Proceeds from exercise of
stock options                              4,000              --              40              --              --               40
                                       ---------       ---------       ---------       ---------       ---------        ---------

BALANCE, DECEMBER 31, 2000               935,750               1          10,228           1,091             (93)          11,227

Net income                                    --              --              --           1,675              --            1,675

Change in unrealized gain
(loss) on securities available-
for-sale, net of deferred taxes               --              --              --              --             259              259

Stock split effected in the form
of a stock dividend                      187,387              --              --              --              --

Issuance of stock for
compensation                               4,077              --              39              --              --               39
                                       ---------       ---------       ---------       ---------       ---------        ---------

BALANCE, DECEMBER 31, 2001             1,127,214       $       1       $  10,267       $   2,766       $     166        $  13,200
                                       =========       =========       =========       =========       =========        =========




The accompanying notes are an integral part of these financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     2001                      2000               1999
                                                                   --------                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                    $  1,675                  $    127           $     71
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                 388                       278                174
          Provision for loan losses                                   1,106                       361                115
          Stock compensation                                             39                        --                 --
          Deferred income tax                                          (332)                       40                  7
          Other gains and losses, net                                    --                        --                (10)
          Decrease (increase) in accrued interest receivable           (496)                     (188)               (29)
          (Decrease) increase in accrued interest
             payable                                                  1,151                       652                114
          Net change in other assets and liabilities                  1,287                       (60)               111
                                                                   --------                  --------           --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                 4,818                     1,210                553
                                                                   --------                  --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) decrease in Federal funds sold                         (402)                   17,010            (12,270)
     Loan originations and collections, net                         (83,295)                  (55,348)           (13,168)
     Purchases of available-for-sale securities                     (16,540)                   (2,746)                (5)
     Proceeds from maturities, sales, and calls of
       available-for-sale securities                                 10,137                     1,191              1,107
     Proceeds from sale of foreclosed real estate                       100                        --               263
     Additions to premises and equipment                             (1,819)                    1,781)           (1,763)
                                                                   --------                  --------           --------
               NET CASH USED IN INVESTING ACTIVITIES                (91,819)                  (41,674)           (25,836)
                                                                   --------                  --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits and funds purchased                    84,795                    42,675             23,590
     Proceeds from issuance of common stock, net
        of offering costs                                                --                        --              3,834
     Proceeds from stock options exercised                               --                        40                 --
                                                                   --------                  --------           --------
               NET CASH PROVIDED BY FINANCING  ACTIVITIES            84,795                    42,715             27,424
                                                                   --------                  --------           --------

               NET INCREASE (DECREASE) IN CASH AND  DUE
                 FROM BANKS                                          (2,206)                    2,251              2,141

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                          5,522                     3,271              1,130
                                                                   --------                  --------           --------

CASH AND DUE FROM BANKS AT END OF YEAR                             $  3,316                  $  5,522           $  3,271
                                                                   ========                  ========           ========






The accompanying notes are an integral part of these financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Georgia-Carolina Bancshares, Inc. (the "Company") is a one-bank holding company. Substantially all of its business is conducted by its wholly-owned subsidiary First Bank of Georgia (the "Bank"). The Bank has locations in Thomson and Augusta, Georgia. Most of the Bank's loans and loan commitments have been granted to customers in the Columbia, Richmond, and McDuffie County, Georgia areas. Many of the Bank's loan customers are also depositors of the Bank. During 2000, the Bank established a mortgage division that operates as First Bank Mortgage. This division currently has locations in Augusta, Georgia and Jacksonville, Florida. The division originates residential real estate mortgage loans and provides financing to residential construction and development companies. Substantially all residential mortgage loans originated by the division are sold in the secondary market.

The Bank is subject to the regulations of Federal and state banking agencies and is periodically examined by them.

At the end of 1998, the Company filed with the Securities and Exchange Commission (SEC) for the registration and sale of 740,741 shares of the Company's common stock. The registration was declared effective by the SEC early in 1999, at which time the Company completed an "any and all" best efforts public offering issuing 296,370 shares of common stock. Gross proceeds from the offering were $4,000,995, with $167,866 of issuance costs charged against these proceeds.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its subsidiary Bank. Significant inter-company transactions and accounts are eliminated in consolidation. The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND DUE FROM BANKS - For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). The Bank maintains due from accounts with banks primarily located in Georgia. Balances generally exceed insured amounts.

                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT SECURITIES - The Bank's investments in securities are classified and accounted for as follows:

Securities available-for-sale - Securities classified as available-for-sale are identified when acquired as being available-for-sale to meet liquidity needs or other purposes. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.

Securities held-to-maturity - Securities classified as held-to-maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

The Bank has not classified any securities as trading.

Gains and losses on the sale of securities are determined using the specific-identification method.

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

Accrual of interest income is discontinued when a loan becomes 90 days past due as to principal and interest or when, in management's judgment, the interest will not be collectible in the normal course of business. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current interest income. Interest income is subsequently recognized only to the extent cash payments are received.

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

                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


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

EARNINGS PER SHARE - Earnings per share are calculated on the basis of the weighted average number of shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company's outstanding stock options are the primary cause of the Company's diluted earnings per share.

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

                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income, although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the statement of financial condition. Such items, along with net income, are components of comprehensive income.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and hedging activities. This Statement and subsequent amendments to the Statement were adopted by the Company for the year ended December 31, 2001. The adoption of this Statement did not have a significant impact on the Company's financial reporting or operations.

                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and fair values of securities owned as of December 31, are shown below:


                                                                             2001
                                                 -------------------------------------------------------------
                                                                   Gross            Gross
                                                 Amortized       Unrealized       Unrealized
                                                    Cost            Gains           Losses           Fair Value
                                                 ---------        ---------       ---------          ---------
                                                                       (In thousands)
Available-for-sale securities:
  U.S. Government and agency securities          $   8,239        $     146       $      (9)         $   8,376
  Mortgage-backed securities                         8,961               82             (29)             9,014
  Corporate obligations                              2,057               62              --              2,119
  Federal Home Loan Bank stock                       1,606               --              --              1,606
                                                 ---------        ---------       ---------          ---------
                                                 $  20,863        $     290       $     (38)         $  21,115
                                                 =========        =========       =========          =========




                                                                              2000
                                                 -------------------------------------------------------------
                                                                   Gross            Gross
                                                 Amortized       Unrealized       Unrealized
                                                    Cost            Gains           Losses         Fair Value
                                                 ---------        ---------       ---------        ---------
                                                                       (In thousands)
Available-for-sale securities:
  U.S. Government and agency securities          $  11,285        $      --       $    (135)       $  11,150
  Mortgage-backed securities                         2,621               --              (5)           2,616
  Federal Home Loan Bank stock                         554               --              --              554
                                                 ---------        ---------       ---------        ---------

                                                 $  14,460        $      --       $    (140)       $  14,320
                                                 =========        =========       =========        =========


The amortized cost and fair value of securities as of December 31, 2001, by contractual maturity, are as follows. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalty, therefore these securities are not included in the maturity categories in the following maturity summary.

                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)


                                                               Securities
                                                           Available-for-Sale
                                                        --------------------------
                                                        Amortized         Fair
                                                           Cost           Value
                                                        -----------     ----------
                                                              (In thousands)
                                                        --------------------------
       One year or less                                 $       500     $      518
       After one year through five years                      4,976          5,075
       After five years through ten years                     4,820          4,902
       After ten years                                        1,606          1,606
       Mortgage backed securities                             8,961          9,014
                                                        -----------     ----------

                                                        $    20,863     $   21,115
                                                        ===========     ==========


Securities with a carrying amount of approximately $15.9 million and $3.9 million at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes.

There were no material net realized gains (losses) on sales of securities during 2001, 2000, or 1999.

NOTE 3 - LOANS

The composition of loans is summarized as follows:


                                           December 31,
                                    ----------------------------
                                       2001               2000
                                    ---------           --------
                                           (In thousands)
                                    ----------------------------
Commercial and industrial           $  26,863           $ 24,582
Real estate - construction             20,312             17,648
Real estate - mortgage                 53,730             21,850
Consumer                               14,435              9,247
                                    ---------           --------
                                      115,340             73,327
Unearned income                          (114)              (146)
                                    ---------           --------
                                      115,226             73,181
Allowance for loan losses              (2,187)            (1,194)
                                    ---------           --------

     Loans, net                     $ 113,039           $ 71,987
                                    =========           ========

                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 3 - LOANS (CONTINUED)

Changes in the allowance for loan losses were as follows:

                                                                    December 31,
                                               -------------------------------------------------------------
                                                 2001                       2000                      1999
                                               ---------                 ---------                 ---------
                                                                      (In thousands)
                                               -------------------------------------------------------------
Balance, beginning of year                     $   1,194                 $   1,000                 $     835
Provision charged to operations                    1,106                       361                       115
Recoveries                                            11                        53                        71
Loans charged off                                   (124)                     (220)                      (21)
                                               ---------                 ---------                 ---------

        Balance, end of year                   $   2,187                 $   1,194                 $   1,000
                                               =========                 =========                 =========

Loans for which the accrual of interest had been discontinued or reduced amounted to approximately $302,000 and $161,000 at December 31, 2001 and 2000, respectively. There was no significant reduction in interest income associated with non-accrual and renegotiated loans. There were no loans identified as impaired under SFAS 114 at December 31, 2001 or 2000.

At December 31, 2001, executive officers and directors, and companies in which they have a beneficial ownership, were indebted to the Bank in the aggregate amount of $490,000. The interest rates on these loans were substantially the same as rates prevailing at the time of the transactions, and repayment terms are customary for the type of loan involved. Following is a summary of transactions for 2001 and 2000:


                                                      December 31,
                                            ------------------------------
                                              2001                   2000
                                            -------                -------
                                                    (In thousands)
                                            ------------------------------
Balance, beginning of year                  $   759                $   681
Advances                                        152                    137
Repayments                                      421                     59
                                            -------                -------

        Balance, end of year                $   490                $   759
                                            =======                =======

NOTE 4 - FORECLOSED REAL ESTATE

A summary of foreclosed real estate is as follows:


                                                                   December 31,
                                              -----------------------------------------------------
                                               2001                    2000                   1999
                                              -------                -------                -------
                                                                 (In thousands)
                                              -----------------------------------------------------
Carrying amount of property                   $   383                $   483                $    --
Less: valuation allowance                          --                     --                     --
                                              -------                -------                -------

                                              $   383                $   483                $    --
                                              =======                =======                =======

The provision charged to income, net of recoveries and charge offs, amounted to approximately $0 for years ended December 31, 2001 and 2000, and approximately $13,000 for the year ended December 31, 1999.

                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 5 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment consists of the following:


                                                                                           December 31,
                                                                             --------------------------------------
                                                                                   2001                   2000
                                                                             ------------------    ----------------
                                                                                          (In thousands)
                                                                             --------------------------------------

     Land                                                                    $         2,898        $         2,214
     Building and improvements                                                         3,241                  2,555
     Equipment, furniture & fixtures                                                   2,333                  1,905
     Construction in progress                                                            361                    409
                                                                             ---------------        ---------------
            Total cost                                                                 8,833                  7,083
     Less accumulated depreciation                                                    (1,842)                (1,534)
                                                                             ---------------        ---------------

            Premises and equipment, net                                      $         6,991        $         5,549
                                                                             ===============        ===============

NOTE 6 - DEPOSITS

At December 31, 2001, the scheduled maturities of time deposit liabilities were as follows:

                                              (In thousands)
                                              ------------
     2002                                           81,623
     2003                                            9,319
     2004                                              564
     2005                                              139
     2006 and thereafter                               175
                                              ------------

                                              $     91,820
                                              ============

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

NOTE 7 - LINE OF CREDIT

In addition to funding sources obtained by the Bank, the Company has obtained a line of credit arrangement. The arrangement provides the ability to draw $3 million at current market rates and matures in 2003. The balance drawn by the Company at December 31, 2001 was $1 million. The arrangement provides for the Company to comply with certain financial and other covenants. At December 31, 2001 the Company and Bank were in compliance with all defined covenants.

NOTE 8 - EMPLOYEE BENEFIT PLAN

The Bank has a 401(k) salary-deferred plan covering substantially all employees. At the discretion of the Bank's Board of Directors, the Bank may match a percentage of the annual amounts deferred by employees. Matching amounts are funded by the Bank as accrued. Total deferred and matching amounts are limited to amounts that can be deducted for Federal income tax purposes. The Bank's matching contributions were approximately $58,000, $15,000 and $15,000, respectively, for each of the years in the three year period ended December 31, 2001.

                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 9 - SHAREHOLDERS' EQUITY AND REGULATORY REQUIREMENTS

The primary source of funds available to the Company is the payment of dividends by the subsidiary Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.

The Bank is subject to various regulatory capital requirements administered by state and Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that as of December 31, 2001, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.



                                                                                                  Required to be
                                                                                               Well-Capitalized Under
                                                                  Required For Capital            Prompt Corrective
                                             Actual                 Adequacy Purposes             Action Provisions
                                     ------------------------    -------------------------    ------------------------
                                       Amount       Ratio          Amount        Ratio           Amount       Ratio
                                     ------------ -----------    ------------ ------------    ------------- ----------
                                                            (In thousands, except percentages)
                                     ---------------------------------------------------------------------------------
AS OF DECEMBER 31, 2001
Total capital (to Risk Weighted Assets)
Bank                                 $ 15,886      10.32%        $  12,318         8.0%        $  15,398      10.0%
Consolidated                         $ 14,962       9.72%        $  12,318         8.0%        $      --        --

Tier 1 capital (to Risk Weighted Assets)
Bank                                 $ 13,958       9.06%        $   6,159         4.0%        $    9,239      6.0%
Consolidated                         $ 13,034       8.47%        $   6,159         4.0%        $       --       --

Tier 1 capital (to Risk Average Assets)
Bank                                 $ 13,958       7.54%        $   7,409         4.0%        $    9,260      5.0%
Consolidated                         $ 13,034       7.04%        $   7,409         4.0%        $       --       --

                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 9 - SHAREHOLDERS' EQUITY AND REGULATORY REQUIREMENTS (CONTINUED)

                                                                                                   Required to be
                                                                                               Well-Capitalized Under
                                                                   Required For Capital           Prompt Corrective
                                             Actual                 Adequacy Purposes              Action Provisions
                                     ------------------------    -------------------------    ------------------------
                                       Amount       Ratio          Amount        Ratio           Amount       Ratio
                                     ------------ -----------    ------------ ------------    ------------- ----------
                                                            (In thousands, except percentages)
                                     ---------------------------------------------------------------------------------
AS OF DECEMBER 31, 2000
Total capital (to Risk Weighted Assets)
Bank                                 $ 12,325      13.95%        $   7,069         8.0%       $    8,836       10.0%

Tier 1 capital (to Risk Weighted Assets)
Bank                                 $ 11,219      10.51%        $   4,270         4.0%       $    5,338        6.0%

Tier 1 capital (to Average Assets)
Bank                                 $ 11,219      12.70%        $   3,534         4.0%       $    5,301        5.0%

At December 31, 2000, the capital ratios for the Company and Bank consolidated were materially consistent with those presented above.

In 2001 the Company paid a six-for-five split of the common stock in the form of a 20% stock dividend. As a result, approximately $187 ($0.001 par for each share issued pursuant to the split) was transferred from retained earnings to the common stock. Cash was paid in lieu of fractional shares.

During 1997 the Company adopted the 1997 Stock Option Plan (the "Plan") for eligible directors, officers and key employees of the Company and subsidiary bank. Options are granted to purchase common shares at prices not less than the fair market value of the stock at the date of grant as established by the Board of Directors. The maximum number of shares which may be reserved and made available-for-sale under the Plan is 120,000 shares, as adjusted for the Company's six-for-five split of the common stock.

The Plan provides for the grant of both incentive and nonqualified stock options on the Company's common stock. The Stock Option Committee of the Board of Directors of the Company establishes to whom options shall be granted and determines exercise prices, vesting requirements and the number of shares covered by each option, subject to the approval of the Company's Board of Directors.

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", the Company has elected to account for the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Presentation of pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the Plan under the fair value method of that Statement. The fair value for these options was estimated, for each of the years presented, at the date of grant using an option pricing model which included the following assumptions:
                      Dividend yield                        1.0%
                      Volatility                           10.0%
                      Risk-free rate                        6.5%

In addition, the model assumed that each option was exercised during the first year of vesting.

                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 9 - SHAREHOLDERS' EQUITY AND REGULATORY REQUIREMENTS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                   2001                     2000                  1999
                                                 ---------               ---------             ---------
Pro forma net income                             $   1,557               $     119             $      67
Pro forma basic earnings per share               $    1.39               $    0.13             $    0.08

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

A summary of the Company's stock option activity, and related information, for the years ended December 31, 2001, 2000 and 1999 follows. Exercise price per share information is based on weighted averages.

                                     2001                            2000                           1999
                            -------------------------        ------------------------        -----------------------
                                  Exercise Price                  Exercise Price                 Exercise Price
                                               Per                             Per                             Per
                              Options          Share          Options          Share         Options           Share
                            ---------         -------        ---------        -------        -------          ------

Outstanding -
  beginning, of year          47,891          $10.68          31,091          $11.13          10,200          $10.08
Granted                       18,648            9.85          16,800            9.91          30,491           11.25

Expired                           --              --              --              --           9,600           10.38
                              ------          ------          ------          ------          ------          ------

Outstanding -
  end of year                 66,539          $10.45          47,891          $10.68          31,091          $11.13
                              ======          ======          ======          ======          ======          ======

Stock options exercisable and the weighted-average exercise price at December 31, 2001, 2000 and 1999 follows:

                                            2001                2000                1999
                                         ----------          -----------         -----------
Options                                      30,646               13,053               6,953
Weighted-average exercise price          $    10.92          $     12.94         $     13.34

The estimated weighted-average fair value of options granted during the years ended December 31 are as follows (per option):

                               2001           $1.46
                               1999           $0.81
                               1998           $1.03

                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 9 - SHAREHOLDERS' EQUITY AND REGULATORY REQUIREMENTS (CONTINUED)

At December 31, 2001, options outstanding have exercise prices that range from $9.58 per share to $11.25 per share. The weighted-average remaining contractual life of options outstanding at December 31, 2000 was 56 months.

At December 31, 2001, options to purchase 8,000 shares of the Company's common stock were outstanding from a plan originated prior to the 1997 Stock Option Plan. The options are non-transferable and have exercise prices between ten and twelve dollars per share and expire during the years 2002 to 2003. 4,000 options were exercised during the year ended December 31, 2000. No additional shares are available to be granted under this plan. None of the options outstanding under this plan are owned by employees or directors of the Company.

Following is a reconciliation of the income amounts and common stock amounts utilized in computing the Company's earnings per share for each of the following years ended December 31. Share amounts are weighted average amounts.

                                                                                    2001
                                                        ----------------------------------------------------------------
                                                              Income                 Shares
                                                            (Numerator)           (Denominator)            Per Share
                                                         -------------------    -------------------    ------------------
                                                                      (Dollars in thousands, except per share)
                                                         ----------------------------------------------------------------
BASIC EPS
Income available to common stockholders                  $     1,675               1,125,519                  $      1.49

EFFECT OF STOCK OPTIONS OUTSTANDING                               --                  68,565                         0.09
                                                         -----------             -----------                  -----------

DILUTED EPS
Income available to common stockholders
   plus conversions                                      $     1,675               1,194,084                  $      1.40
                                                         ===========             ===========                  ===========


                                                                           2000
                                              ----------------------------------------------------------------
                                                   Income                 Shares
                                                 (Numerator)           (Denominator)            Per Share
                                              -------------------    -------------------    ------------------
                                                         (Dollars in thousands, except per share)
                                              ----------------------------------------------------------------
BASIC EPS
Income available to common stockholders          $      127                931,783                $     0.14

EFFECT OF STOCK OPTIONS OUTSTANDING                      --                 45,254                $     0.01
                                                 ----------             ----------                ----------

DILUTED EPS
Income available to common stockholders
   plus conversions                              $      127                977,037                $     0.13
                                                 ==========             ==========                ==========


                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 9 - SHAREHOLDERS' EQUITY AND REGULATORY REQUIREMENTS (CONTINUED)

                                                                                   1999
                                                      ----------------------------------------------------------------
                                                            Income                 Shares
                                                         (Numerator)           (Denominator)            Per Share
                                                      -------------------    -------------------    ------------------
                                                                 (Dollars in thousands, except per share)
                                                      ----------------------------------------------------------------
BASIC EPS
Income available to common stockholders                    $      71                 877,498               $    0.08

EFFECT OF STOCK OPTIONS OUTSTANDING                               --                  34,997               $    0.08
                                                           ---------               ---------               ---------

DILUTED EPS
Income available to common stockholders
   plus conversions                                        $      71                 912,495               $      --
                                                           =========               =========               =========


NOTE 10 - INCOME TAXES

The total income taxes in the statements of income for the years ended December 31, were as follows:

                                        2001                   2000             1999
                                     ----------             ----------        ----------
Current tax                          $    1,237             $        6        $        5
Deferred tax (benefit)                     (369)                    40                 7
                                     ----------             ----------        ----------

                                     $      868             $       46        $       12
                                     ==========             ==========        ==========

The Bank's provision for income taxes differs from the amounts computed by applying the Federal and state income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                       2001                    2000                     1999
                                                      -------                 -------                 -------
Statutory rates                                          38.0%                   38.0%                   38.0%
   Tax exempt income                                       --                    (5.5)                  (17.0)
   Nondeductible interest                                  --                     0.7                     2.1
   Other, including effect of graduated
     rate brackets                                       (4.0)                   (6.5)                   (9.2)
                                                      -------                 -------                 -------

                                                         34.0%                   26.7%                   13.9%
                                                      =======                 =======                 =======

                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 10 - INCOME TAXES (CONTINUED)

The primary components of deferred income taxes at December 31, were as follows:

                                                                          2001                         2000
                                                                       ----------                    ----------
                                                                                  (In thousands)
                                                                       ----------------------------------------
Deferred tax assets
   Allowance for loan losses                                           $      523                    $      149
   Unrealized loss on securities available-for-sale                            --                            53
                                                                       ----------                    ----------
      Deferred income tax assets                                              523                           202
                                                                       ----------                    ----------

Deferred tax liabilities
   Depreciation                                                                37                            --
   Unrealized loss on securities available-for-sale                            85                            --
                                                                       ----------                    ----------
      Deferred income tax liabilities                                         122                            --
                                                                       ----------                    ----------

      Net deferred income tax assets                                   $      401                    $      202
                                                                       ==========                    ==========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Following is an analysis of significant off-balance sheet financial instruments:

                                                        2001                  2000
                                                -------------------   -------------------
                                                             (In thousands)
                                                ----------------------------------------
Commitments to extend credit                    $   28,309                    $   16,564
Standby letters of credit                              606                            32
                                                ----------                    ----------

                                                $   28,915                    $   16,596
                                                ==========                    ==========

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

                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The nature of the business of the Bank is such that it ordinarily results in a certain amount of litigation. In the opinion of management, there are no present matters in which the outcome will have a material adverse effect on the financial statements.

NOTE 12 - SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

                                                             2001                   2000                  1999
                                                      -------------------    -------------------    ------------------
                                                                          (Dollars in thousands)
                                                      ----------------------------------------------------------------
Income taxes paid                                        $   --                    $   85                    $    5

Interest paid                                            $5,444                    $3,014                    $1,543

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Bank's financial instruments, for those instruments for which the Bank's management believes estimated fair value does not by nature approximate the instruments' carrying amount, were as follows at December 31, 2001 and 2000 (in millions):



                                                           2001                        2000
                                                  ------------------------    ------------------------
                                                   Carrying       Fair           Carrying      Fair
                                                    Amount        Value           Amount       Value
                                                  ----------- ------------    ------------- ----------
Loans and loans held for sale, net                $ 173.9       $ 174.1         $  89.6        $  88.4

Certificates of deposit                           $  91.8       $  91.6         $  44.6        $  44.5


Estimated fair value information of investment securities is presented in Note 2 of the financial statements.

NOTE 14 - OTHER EXPENSES

Other non-interest expenses were as follows:


                                                                               December 31,
                                                      ----------------------------------------------------------------
                                                             2001                   2000                  1999
                                                      -------------------    -------------------    ------------------
                                                                          (Dollars in thousands)
                                                      ----------------------------------------------------------------
Data processing                                                 $    362              $     236              $    167
Legal and accounting                                                 140                     87                    81
Printing and supplies                                                360                    154                   107
Advertising                                                          275                    105                    64
Telephone                                                            167                     95                    42
Outside services                                                     338                     96                    39
Other                                                                980                    697                   386
                                                      -------------------    -------------------    ------------------

                                                               $   2,622             $    1,470              $    886
                                                      ===================    ===================    ==================

                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 15 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for each of the years ended December 31, were as follows (in thousands):

                                                                               December 31,
                                                      ----------------------------------------------------------------
                                                             2001                   2000                  1999
                                                      -------------------    -------------------    ------------------
Unrealized holding gains (losses) on
   available-for-sale securities                        $   392                   $   333                   $  (669)
Tax effect                                                 (133)                     (116)                      227
                                                        -------                   -------                   -------

Net of tax amount                                       $   259                   $   217                   $  (442)
                                                        =======                   =======                   =======

                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 16 - CONDENSED FINANCIAL INFORMATION ON GEORGIA-CAROLINA BANCSHARES, INC. (PARENT COMPANY ONLY)

                             CONDENSED BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                    2001               2000
                                                                                                 ---------          ---------
ASSETS
  Cash                                                                                           $       9          $      76
  Investment in subsidiary                                                                          14,124             11,127
  Other assets                                                                                          53                 24
  Deferred tax benefit                                                                                  14                 --
                                                                                                 ---------          ---------

       TOTAL ASSETS                                                                              $  14,200          $  11,227
                                                                                                 =========          =========

LIABILITIES
  Notes payable                                                                                  $   1,000          $      --

SHAREHOLDERS' EQUITY                                                                                13,200             11,227
                                                                                                 ---------          ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $  14,200          $  11,227
                                                                                                 =========          =========

                          CONDENSED STATEMENT OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                   2001              2000
                                                                                                 --------           ------
INCOME, DIVIDENDS FROM SUBSIDIARY                                                                $     10           $   --
EXPENSES
  Salaries                                                                                             39               41
  Other                                                                                                87               --
                                                                                                 --------           ------
    LOSS BEFORE INCOME TAX BENEFITS AND EQUITY
       IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY
                                                                                                     (116)             (41)

INCOME TAX BENEFITS                                                                                    43               11
                                                                                                 --------           ------

    LOSS BEFORE EQUITY IN UNDISTRIBUTED
       EARNINGS OF SUBSIDIARY                                                                         (73)             (30)

     EQUITY IN UNDISTRIBUTED EARNINGS OF
       SUBSIDIARY                                                                                   1,748              157
                                                                                                 --------           ------

     NET INCOME                                                                                  $  1,675           $  127
                                                                                                 ========           ======

                        GEORGIA-CAROLINA BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 16 - CONDENSED FINANCIAL INFORMATION ON GEORGIA-CAROLINA BANCSHARES, INC. (PARENT COMPANY ONLY) (CONTINUED)

                        CONDENSED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                    2001               2000
                                                                                                 ---------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                     $   1,675           $   127
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Stock compensation                                                                                39                --
      Equity in undistributed earnings of subsidiary                                                (1,748)             (157)
      Other assets                                                                                     (43)              (12)
                                                                                                 ---------           -------

         TOTAL ADJUSTMENTS                                                                          (1,752)             (169)
                                                                                                 ---------           -------

         NET CASH USED IN OPERATING ACTIVITIES                                                         (77)              (42)
                                                                                                 ---------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash used in additional investment in subsidiary
    bank
                                                                                                    (1,000)               --
  Other                                                                                                 10                --
                                                                                                 ---------           -------

         NET CASH USED IN INVESTING ACTIVITIES                                                        (990)               --
                                                                                                 ---------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowed funds                                                                       1,000                --
  Proceeds from issuance of common stock, and
     exercise of stock options
                                                                                                        --                40
                                                                                                 ---------           -------

         NET CASH PROVIDED BY FINANCING
            ACTIVITIES                                                                               1,000                40
                                                                                                 ---------           -------

NET CHANGE IN CASH                                                                                     (67)               (2)

CASH AT BEGINNING OF YEAR                                                                               76                78
                                                                                                 ---------           -------

CASH AT END OF YEAR                                                                              $       9           $    76
                                                                                                 =========           =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no occurrence requiring a response to this item.

                                    PART III

Certain information required by Part III of this Form 10-KSB is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held on May 15, 2002. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS

                  The following exhibits are filed with this report:

Exhibit
Number                Description of Exhibit
------                ----------------------

 3.1       -          Articles of Incorporation of the Company (incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form
                      SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763, previously filed with the Commission).

 3.1.1     -          Articles of Amendment to the Articles of Incorporation of the Company
                      (incorporated herein by reference to the exhibit of the same number in the
                      Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, previously filed with the Commission).

 3.2       -          By-Laws of the Company (incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form SB-2 under the
                      Securities Act of 1933, as amended (Registration No. 333-69763)).

 4.1       -          Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number in the Company's Registration Statement on Form 8-A, under the
                      Securities Exchange Act of 1934, as amended, previously filed with the
                      Commission).

10.1       -          Employment Agreement dated October 6, 1997 between the Company and Patrick G.
                      Blanchard (incorporated herein by reference to the exhibit of the same number in the Company's Quarterly Report on Form 10-QSB for the quarter ended September
                      30, 1997, previously filed with the Commission).

10.1.1     -          Amendment No. 1 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard, dated September 30, 1998
                      (incorporated herein by reference to the exhibit of the same number in the
                      Company's Registration Statement on Form SB-2, as amended, Registration No.
                      333-69763, previously filed with the Commission).

10.1.2     -          Amendment No. 2 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard, dated December 23, 1998
                      (incorporated herein by reference to the exhibit of the same number in the
                      Company's Registration Statement on Form SB-2, as amended, Registration No.
                      333-69763, previously filed with the Commission).

10.2       -          1997 Stock Option Plan.

10.3       -          Directors Stock Purchase Plan.

         (B)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GEORGIA-CAROLINA BANCSHARES, INC.



                                    By: /s/ Patrick G. Blanchard
                                       ----------------------------------------
Date: March 20, 2002                   Patrick G. Blanchard
                                       President and Chief Executive Officer
                                       (principal executive officer)



                                    By: /s/ James M. Thomas
                                       ----------------------------------------
Date: March 20, 2002                   James M. Thomas
                                       Chief Financial Officer
                                       (principal financial and accounting
                                       officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS                                  DATE                 DIRECTORS                                   DATE



/s/ Patrick G. Blanchard                   March 20, 2002       /s/ Hugh L. Hamilton, Jr.                   March 20, 2002
----------------------------------                              ----------------------------------
Patrick G. Blanchard                                            Hugh L. Hamilton, Jr.



/s/ Larry DeMeyers                         March 20, 2002       /s/ William G. Hatcher                      March 20, 2002
----------------------------------                              ----------------------------------
Larry DeMeyers                                                  William G. Hatcher



/s/ Philip G. Farr                         March 20, 2002       /s/ George O. Hughes                        March 20, 2002
----------------------------------                              ----------------------------------
Philip G. Farr                                                  George O. Hughes



/s/ Samuel A. Fowler, Jr.                  March 20, 2002       /s/ George H. Inman                         March 20, 2002
----------------------------------                              ----------------------------------
Samuel A. Fowler, Jr.                                           George H. Inman



/s/ Arthur J. Gay, Jr.                     March 20, 2002       /s/ David W. Joesbury                       March 20, 2002
----------------------------------                              ----------------------------------
Arthur J. Gay, Jr.                                              David W. Joesbury



/s/  Joseph D. Greene                      March 20, 2002       /s/ James L. Lemley, M.D.                   March 20, 2002
----------------------------------                              ----------------------------------
Joseph D. Greene                                                James L. Lemley, M.D.

                       (SIGNATURES CONTINUED ON NEXT PAGE)




/s/ J. Randall Hall                        March 20, 2002       /s/ Julian W. Osbon                         March 20, 2002
----------------------------------                              ----------------------------------
J. Randall Hall                                                 Julian W. Osbon



/s/ John W. Lee                            March 20, 2002       /s/ Bennye M. Young                         March 20, 2002
----------------------------------                              ----------------------------------
John W. Lee                                                     Bennye M. Young



/s/ Robert N. Wilson, Jr.                  March 20, 2002
----------------------------------
Robert N. Wilson, Jr.

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                -------------------------------------------------
10.2                   1997 Stock Option Plan
10.3                   2001 Directors Stock Purchase Plan