Form 10QSB
period 2002-03-31
GEORGIA CAROLINA BANCSHARES INC
filed 2002-05-14
CIK 1044082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period of _________ to __________

                         Commission File Number 0-22891.

                        GEORGIA-CAROLINA BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

              Georgia                                    58-2326075
--------------------------------         ---------------------------------------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                  2805 Wrightsboro Road, Augusta, Georgia 30909
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number (706) 736-2100

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
                           YES [X]    NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                             Outstanding at May  10, 2002
  -----------------------------                 ----------------------------
  Common Stock, $.001 Par Value                       1,130,190 shares

Transitional Small Business Disclosure Format:  YES  [ ]         NO   [X]

                       GEORGIA-CAROLINA BANCSHARES, INC.
                                  Form 10-QSB

                                     Index

                                                                                                  Page
                                                                                                  ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of March 31, 2002
                   and December 31, 2001                                                           1

                  Condensed Consolidated Statements of Income (Loss) for the Three
                   Months Ended March 31, 2002 and 2001                                            2

                  Condensed Consolidated Statements of Cash Flows
                   for the Three Months Ended March 31, 2002 and 2001                              3

                  Notes to Condensed Consolidated Financial Statements                             4

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            6

PART II           OTHER INFORMATION

Item 2.           Changes in Securities                                                           10

Item 6.           Exhibits and Reports on Form 8-K                                                10

                  SIGNATURES                                                                      11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                        GEORGIA-CAROLINA BANCSHARES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                                   March 31,       December 31,
                                                                                   ----------------------------
                                                                                     2002             2001
                                                                                   ---------        ---------
ASSETS
Cash and due from banks                                                            $   4,461        $   3,316
Federal funds sold                                                                        --              402
Securities available-for-sale                                                         21,628           21,115
Loans, net of allowance for loan losses                                              122,548          113,039
Loans, held for sale                                                                  41,779           58,736
Bank premises and fixed assets                                                         7,540            6,991
Accrued interest receivable                                                            1,088            1,092
Foreclosed real estate, net of allowance                                                 383              383
Deferred tax asset, net                                                                  355              401
Other assets, including restricted assets                                              2,508              390
                                                                                   ---------        ---------

            TOTAL ASSETS                                                           $ 202,290        $ 205,865
                                                                                   =========        =========

               LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
     Non-interest bearing                                                          $  23,174        $  21,973
     Interest-bearing:
        NOW accounts                                                                  12,501           11,426
        Savings                                                                       19,546           11,586
        Money market accounts                                                         13,405           12,818
        Time deposits of $100,000, and over                                           42,433           42,848
        Other time deposits                                                           46,640           48,972
                                                                                   ---------        ---------
            TOTAL DEPOSITS                                                           157,699          149,623

Other liabilities, borrowings and retail agreements                                   30,519           43,042
                                                                                   ---------        ---------

            TOTAL LIABILITIES                                                        188,218          192,665
                                                                                   ---------        ---------

SHAREHOLDERS' EQUITY:
     Preferred stock, par value $.001; 1,000,000 shares authorized;
        none issued                                                                       --               --
     Common stock, par value $.001; 9,000,000 shares authorized;
        1,128,852 and 1,127,214 shares
        issued and outstanding                                                             1                1
     Additional paid-in-capital                                                       10,283           10,267
     Retained Earnings                                                                 3,771            2,766
     Accumulated other comprehensive income                                               17              166
                                                                                   ---------        ---------
            TOTAL SHAREHOLDERS' EQUITY                                                14,072           13,200
                                                                                   ---------        ---------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 202,290        $ 205,865
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

                        GEORGIA-CAROLINA BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                   ------------------------
                                                                                     2002            2001
                                                                                   --------        --------
INTEREST INCOME
      Interest and fees on loans                                                   $  2,920        $  2,263
      Interest on taxable securities                                                    309             248
      Interest on Federal funds sold                                                      2               7
                                                                                   --------        --------
               TOTAL INTEREST INCOME                                                  3,231           2,518
                                                                                   --------        --------

INTEREST EXPENSE
      Interest on time deposits of $100,000 or more                                     391             340
      Interest on other deposits                                                        759             809
      Interest on funds purchased and other borrowings                                  167             286
                                                                                   --------        --------
               TOTAL INTEREST EXPENSE                                                 1,317           1,435
                                                                                   --------        --------

               NET INTEREST INCOME                                                    1,914           1,083

PROVISION FOR LOAN LOSSES                                                               121             202
                                                                                   --------        --------

               NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    1,793             881
                                                                                   --------        --------


NONINTEREST INCOME
      Service charges on deposits                                                       126             106
      Gain on sale of mortgage loans and other income                                 2,485           1,200
                                                                                   --------        --------
                                                                                      2,611           1,306
                                                                                   --------        --------
NONINTEREST EXPENSE
      Salaries and employee benefits                                                  1,902           1,404
      Occupancy expenses                                                                232             212
      Other expenses                                                                    702             490
                                                                                   --------        --------
                                                                                      2,836           2,106
                                                                                   --------        --------

INCOME (LOSS) BEFORE INCOME TAXES                                                     1,568              81
                                                                                   --------        --------

INCOME TAX EXPENSE (BENEFIT)                                                            563              27
                                                                                   --------        --------

               NET INCOME (LOSS)                                                   $  1,005        $     54
                                                                                   ========        ========

NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
      Basic                                                                        $   0.89        $   0.05
                                                                                   ========        ========
      Diluted                                                                      $   0.83        $   0.05
                                                                                   ========        ========
DIVIDENDS PER SHARE OF COMMON STOCK                                                $     --        $     --
                                                                                   ========        ========

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                             2002                2001
                                                                           --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                            $  1,005           $      54
     Adjustments to reconcile net income (loss)
         to net cash provided by (used in)
         operating activities:
             Depreciation and amortization                                      102                  85
             Provision for loan losses                                          121                 202
             Deferred income tax                                                123                (158)
             Net change in other assets and liabilities                      (1,764)                726
                                                                           --------           ---------
               NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                                         (413)                909
                                                                           --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Decrease in federal funds sold                                             402                  --
     Loan originations and collections, net                                   7,327             (34,167)
     Net transactions, available-for-sale securities                         (2,717)               (578)
     Net purchase of premises and equipment                                    (651)               (562)
                                                                           --------           ---------
               NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES                                        4,361             (35,307)
                                                                           --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits and
        funds purchased                                                      (2,803)             38,742
                                                                           --------           ---------
               Net cash provided by (used in)
                  financing activities                                       (2,803)             38,742
                                                                           --------           ---------

Net increase in cash and due from banks                                       1,145               4,344

Cash and due from banks at beginning of period                                3,316               5,522
                                                                           --------           ---------

Cash and due from banks at end of period                                   $  4,461           $   9,866
                                                                           ========           =========

See notes to condensed consolidated financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the "Company") and its wholly owned subsidiary, First Bank of Georgia (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

                                                                For the Three Months Ended March 31, 2002
                                                            -------------------------------------------------
                                                                                  Weighted
                                                                               Average Shares-      Per-Share
                                                             Numerator          Denominator          Amount
                                                            -----------        ---------------      ---------
NET INCOME                                                  $ 1,005,000

BASIC EPS
     Income available to common
        shareholders'                                         1,005,000           1,128,852          $ .89

EFFECT OF DILUTIVE SECURITIES
     Options                                                                         79,015
                                                            -----------          ----------          -----

DILUTED EPS
     Income available to common
        shareholders' and assumed
        conversions                                         $ 1,005,000           1,207,867          $ .83
                                                            ===========          ==========          =====

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

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. The Company determined that the provisions of SFAS No. 142 did not have an impact on the financial position of the Company and results of its operations for the three months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW

The Company's net income was $1,005,000 for the first quarter of 2002, compared to net income of $54,000 for the first quarter of 2001. Basic earnings per share were $0.89 for the first quarter of 2002 compared to $0.05 per share for the first quarter of 2001. Total consolidated assets at March 31, 2002 were $202,290,000, a decrease of $3,575,000 (1.7%) from December 31, 2001 total consolidated assets of $205,865,000, and an increase of $45,682,000 (29.2%) from March 31, 2001 total consolidated assets of $156,608,000.

The Company's growth in assets from March 31, 2001 to March 31, 2002 is substantially the result of increased customer deposits obtained by the Bank and used by the Bank primarily as investment in loans. This increase in deposits and loans is the result of the Bank's continued growth in the Augusta, Georgia market area. This growth in loans also resulted in increased interest income for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

The Bank also had an increase in the gain on sale of mortgage loans originated by the Bank's mortgage division for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This increase in the gain on sale of mortgage loans was the result of the Bank's continued focus on the development of this division and an interest rate environment conducive to growth in mortgage originations and refinancing transactions.

The Company's return on average assets was 1.97% (annualized) for the three months ended March 31, 2002, compared to a 0.16% (annualized) for the three months ended March 31, 2001. The Company's return on average equity for the three months ended March 31, 2002 was 29.48% (annualized) compared to a 1.92% (annualized) for the three months ended March 31, 2001.

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

Net interest income was $1,914,000 for the quarter ended March 31, 2002, an increase of $831,000 (76.7%) compared to net interest income of $1,083,000 for the quarter ended March 31, 2001. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in loans. Interest-earning assets were $185,955,000 at March 31, 2002 compared to $144,693,000 at March 31, 2001, an increase of $41,262,000 (28.5%). Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans decreased $7,448,000 (4.3%) from December 31, 2001 to March 31. 2002. Total loans were $164,327,000 at March 31, 2002 compared to $123,547,000 at March 31, 2001, an increase of $40,780,000 (33.0%).
The increase in deposit liability funds continues to be primarily attributable to the Company's expansion to and continuing expansion in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans is also primarily attributable to this expansion. The Bank's increase in loans held for sale also is a result of the Augusta and Columbia County expansion, and a result of the expansion of the Bank's mortgage lending operations to other locations.

Loans held for sale by the Bank are primarily funded by the Bank through short-term borrowings and a line-of-credit. Substantially all loans originated by the Bank's mortgage lending operation are sold in the secondary market following origination. At March 31, 2002, loans represented 88.4% of interest-earning assets compared to 88.9% at December 31, 2001, and 85.4% at March 31, 2001. Investments in securities increased $513,000 (2.4%) from December 31, 2001, and increased $6,508,000 (43.0%) from March 31, 2001. Interest-bearing deposits at March 31, 2002 were $134,525,000. This represents an increase of $6,875,000 (5.4%) from the December 31, 2001 balance of $127,650,000, and an increase of $43,437,000 (47.7%) from the March 31, 2001 balance of $91,088,000. The Bank's mortgage funding line-of-credit was $19,200,000 at March 31, 2002, a decrease of $14,355,000 (42.8%) from the December 31, 2001 balance of $33,555,000, and a decrease of $8,958,000 (31.8%) from the March 31, 2001 balance of $28,158,000.
The Bank's balance of federal funds purchased was $3,500,000 at March 31, 2002, an increase of $1,348,000 from the Bank's March 31, 2001 balance of $2,152,000. The Bank's retail repurchase agreements were $4,768,000 at March 31, 2002 compared to $1,928,000 at March 31, 2001, an increase of $2,840,000 (147.3%).
This also represents a decrease of $20,000 (0.4%) from the December 31, 2001 balance of $4,788,000.

INTEREST INCOME

Interest income for the three months ended March 31, 2002 was $3,231,000, an increase of $713,000 (28.3%) from $2,518,000 for the three months ended March 31, 2001. The increase in interest income primarily resulted from an increase in interest and fees on loans. Interest income and fees on loans was $2,920,000 for the three months ended March 31, 2002, an increase of $657,000 (29.0%) from $2,263,000 for the three months ended March 31, 2001. This increase in interest income and fees from loans is a result of the Bank's increasing investment in loans. The Bank's availability to increase the investment in loans continues to be significantly attributable to the expansion into the Augusta and Columbia County market areas. In addition, the Bank's mortgage lending operations are contributing to the growth in the investment in loans.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2002 was $1,317,000, a decrease of $118,000 (8.2%) from $1,435,000 for the three months ended March 31, 2001. While the Bank's interest-bearing deposits and funds purchased have increased at March 31, 2002 compared to March 31, 2001, total interest expense has declined due to lower interest rates paid by the Bank to obtain these funds.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2002 was $2,611,000, an increase of $1,305,000 (99.9%) from $1,306,000 for the three months ended March 31, 2001. Service charges on deposit accounts were $126,000 for the three months ended March 31, 2002, an increase of $20,000 (18.9%) from $106,000 for the three months ended March 31, 2001. Gain on sale of mortgage loans originated and sold by the Bank's mortgage division was $2,485,000 for the three months ended March 31, 2002, an increase of $1,285,000 (107.0%) from $1,200,000 for the three months ended March 31, 2001. Substantially all loans originated by the mortgage division are sold in the secondary market with servicing released.

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 2002 was $2,836,000, an increase of $730,000 (34.7%) from $2,106,000 for the three months ended March 31, 2001. Salary and employee benefit costs were $1,902,000 for the three months ended March 31, 2002, an increase of $498,000 (35.5%) from $1,404,000 for the three months ended March 31, 2001.

These increases are the result of the Bank's hiring of additional personnel to operate the expanded locations in Augusta and Columbia County, and the hiring of personnel related to the Bank's mortgage lending operation. Occupancy expenses and other expenses also increased primarily as a result of the expanded locations and the establishment of the mortgage operations.

INCOME TAXES

The Company recorded income tax expense of $563,000 for the three months ended March 31, 2002, resulting from the net income before taxes of $1,568,000 for the quarter.

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

Non-performing assets were $732,000 at March 31, 2002, compared to $685,000 at December 31, 2001 and $683,000 at March 31, 2001. The composition of non-performing assets for each date is shown below.

                                                                 March 31,         December 31,        March 31,
                                                                   2002               2001               2001
                                                                 ---------         ------------        ---------
Non-accrual loans                                                $ 349,000          $ 302,000          $ 185,000
OREO, net of valuation allowance                                   383,000            383,000            498,000
                                                                 ---------          ---------          ---------

                                                                 $ 732,000          $ 685,000          $ 683,000
                                                                 =========          =========          =========

The ratio of non-performing assets to total loans and other real estate was 0.4% at March 31, 2002, 0.4% at December 31, 2001, and 0.6% at March 31, 2001.

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

From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $121,000 during the quarter ended March 31, 2002. The ratio of allowance for loan losses to total loans was 1.4% at March 31, 2002. At December 31, 2001 the ratio was 1.3% and was 1.1% at March 31, 2001. Excluding the balance of loans held for sale by the Bank, the ratio of allowance for loan losses to loans was 1.8% at March 31, 2002, 1.9% at December 31, 2001 and 1.7% at March 31, 2001.
Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at March 31, 2002 was 32.2%, compared to 22.8% at December 31, 2001.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 4% for the leverage ratio. At March 31, 2002, the Bank's Tier I capital was 9.58% and total risk-based capital was 10.83%, compared to 9.06% and 10.32% at December 31, 2001, respectively. At March 31, 2002, the Bank's leverage ratio was 7.54% compared to 7.47% at December 31, 2001.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On January 2, 2002, the Company issued an aggregate of 1,638 shares to eleven outside directors of the Company and the Bank in connection with the Director Stock Purchase Plan (the "Plan") which was adopted by the Board of Directors in June, 2001. The Plan provides that outside directors of the Company and the Bank may elect to purchase unregistered shares of the Company's common stock in lieu of receiving director fees earned in each calendar quarter. The purchase price for shares acquired under the Plan is $2.00 less than the closing market price of the Company's common stock as reported in the NASDAQ Over-the-Counter National Market Issues section of the Wall Street Journal on the last day of each calendar quarter. All shares purchased under the Plan are held in a stock account for the participating director with the Secretary of the Company serving as Trustee of the account. Pursuant to the plan, any cash dividend payable on the Company's common stock will be automatically reinvested and credited to a director's account. An outside director may join the Plan at any time during the last seven days of each calendar quarter.

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

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GEORGIA-CAROLINA BANCSHARES, INC.



By:       /s/ Patrick G. Blanchard                            May 14, 2002
         ----------------------------------------         -----------------
         Patrick G. Blanchard, Sr.                                Date
         President and Chief Executive Officer
         (principal executive officer)



By:       /s/ James M. Thomas                                 May 14, 2002
         ----------------------------------------         -----------------
         James M. Thomas.                                         Date
         Chief Financial Officer
         (principal financial and accounting officer)