Form 10QSB
period 2002-06-30
GEORGIA CAROLINA BANCSHARES INC
filed 2002-08-14
CIK 1044082

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period of __________________ to __________________

                        Commission File Number 0-22891.

                       GEORGIA-CAROLINA BANCSHARES, INC.
-------------------------------------------------------------------------------
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

                    Issuers Telephone Number (706) 736-2100



-------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Year)

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

            Class                                Outstanding at August 12, 2002
Common Stock, $.001 Par Value                           1,132,643 shares

Transitional Small Business Disclosure Format:  YES [ ]    NO  [X]

                       GEORGIA-CAROLINA BANCSHARES, INC.
                                  Form 10-QSB

                                     Index


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2002
          and December 31, 2001                                                           1

         Condensed Consolidated Statements of Income for the Three
          Months Ended June 30, 2002 and 2001, and the Six Months Ended
          June 30, 2002 and 2001                                                          2

         Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 2002 and 2001                                             3

         Notes to Condensed Consolidated Financial Statements                             4

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                           6

PART II  OTHER INFORMATION

Item 2.  Changes in Securities                                                           11

Item 4.  Submission of Matters to a Vote of Security Holders                             11

Item 5.  Other Events                                                                    11

Item 6.  Exhibits and Reports on Form 8-K                                                12

         SIGNATURES                                                                      13

         EXHIBIT INDEX

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       GEORGIA-CAROLINA BANCSHARES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (dollars in thousands)


                                                                                June 30,          December 31,
                                                                                 2002                 2001
                                                                                --------          -----------

ASSETS

Cash and due from banks                                                         $  8,332            $  3,316
Federal funds sold                                                                    --                 402
Securities available-for-sale                                                     22,513              21,115
Loans, net of allowance for loan losses                                          126,300             113,039
Loans, held for sale                                                              32,397              58,736
Bank premises and fixed assets                                                     7,679               6,991
Accrued interest receivable                                                        1,048               1,092
Foreclosed real estate, net of allowance                                             383                 383
Deferred tax asset, net                                                              349                 401
Other assets, including restricted assets                                          2,490                 390
                                                                                --------            --------
               TOTAL ASSETS                                                     $201,491            $205,865
                                                                                ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
      Non-interest bearing                                                      $ 23,359            $ 21,973
      Interest-bearing:
         NOW accounts                                                             15,030              11,426
         Savings                                                                  19,020              11,586
         Money market accounts                                                    12,681              12,818
         Time deposits of $100,000, and over                                      48,508              42,848
         Other time deposits                                                      57,283              48,972
                                                                                --------            --------
               TOTAL DEPOSITS                                                    175,881             149,623

Other liabilities, borrowings and retail agreements                               10,657              43,042
                                                                                --------            --------

               TOTAL LIABILITIES                                                 186,538             192,665
                                                                                --------            --------

SHAREHOLDERS' EQUITY:
      Preferred stock, par value $.001; 1,000,000 shares authorized;
         none issued                                                                  --                  --
      Common stock, par value $.001; 9,000,000 shares authorized;
         1,131,890 and 1,127,214 shares
         issued and outstanding                                                        1                   1
      Additional paid-in-capital                                                  10,326              10,267
      Retained Earnings                                                            4,347               2,766
      Accumulated other comprehensive income (loss)                                  279                 166
                                                                                --------            --------
               TOTAL SHAREHOLDERS' EQUITY                                         14,953              13,200
                                                                                --------            --------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $201,491            $205,865
                                                                                ========            ========

                       GEORGIA-CAROLINA BANCSHARES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (dollars in thousands, except per share amounts)


                                                                              Three Months Ended            Six Months Ended
                                                                                  June 30,                     June 30,
                                                                             --------------------        --------------------
                                                                              2002          2001          2002         2001
                                                                             ------        ------        ------        ------

INTEREST INCOME
       Interest and fees on loans                                            $2,795        $2,822        $5,715        $5,084
       Interest on taxable securities                                           319           240           628           472
       Interest on nontaxable securities                                         --            27            --            44
       Interest on Federal funds sold                                             3             2             5            10
                                                                             ------        ------        ------        ------
                  TOTAL INTEREST INCOME                                       3,117         3,091         6,348         5,610
                                                                             ------        ------        ------        ------

INTEREST EXPENSE
       Interest on time deposits of $100,000 or more                            420           447           811           787
       Interest on other deposits                                               722           854         1,481         1,663
       Interest on funds purchased and other borrowings                          54           410           221           697
                                                                             ------        ------        ------        ------
                  TOTAL INTEREST EXPENSE                                      1,196         1,711         2,513         3,147
                                                                             ------        ------        ------        ------

                  NET INTEREST INCOME                                         1,921         1,380         3,835         2,463

PROVISION FOR LOAN LOSSES                                                        93           168           214           370
                                                                             ------        ------        ------        ------

                  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         1,828         1,212         3,621         2,093
                                                                             ------        ------        ------        ------


NONINTEREST INCOME
       Service charges on deposits                                              130           114           256           220
       Gain on sale of mortgage loans and other income                        2,151         2,089         4,636         3,289
                                                                             ------        ------        ------        ------
                                                                              2,281         2,203         4,892         3,509
                                                                             ------        ------        ------        ------
NONINTEREST EXPENSE
       Salaries and employee benefits                                         1,890         1,792         3,792         3,197
       Occupancy expenses                                                       267           232           499           444
       Other expenses                                                           942           605         1,644         1,094
                                                                             ------        ------        ------        ------
                                                                              3,099         2,629         5,935         4,735
                                                                             ------        ------        ------        ------

INCOME BEFORE INCOME TAXES                                                    1,010           786         2,578           867
                                                                             ------        ------        ------        ------

INCOME TAX EXPENSE (BENEFIT)                                                    434           284           997           311
                                                                             ------        ------        ------        ------

                  NET INCOME                                                 $  576        $  502        $1,581        $  556
                                                                             ======        ======        ======        ======

NET INCOME PER SHARE OF COMMON STOCK:
       Basic                                                                 $ 0.51        $ 0.54        $ 1.40        $ 0.59
                                                                             ======        ======        ======        ======
       Diluted                                                               $ 0.47        $ 0.51        $ 1.30        $ 0.56
                                                                             ======        ======        ======        ======
DIVIDENDS PER SHARE OF COMMON STOCK                                          $   --        $   --        $   --        $   --
                                                                             ======        ======        ======        ======

             GEORGIA-CAROLINA BANCSHARES, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)
                  (dollars in thousands)


                                                                   SIX MONTHS ENDED JUNE 30,
                                                                ------------------------------
                                                                  2002                2001
                                                                --------             --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                 $  1,581             $    556
     Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:

          Depreciation and amortization                              217                  190
          Provision for loan losses                                  214                  370
          Deferred income tax                                        (33)                (155)
          Net change in other assets and liabilities              (1,749)               1,047
                                                                --------             --------
               NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                               230                2,008
                                                                --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Decrease in federal funds sold                                  402                   --
     Loan originations and collections, net                       12,864              (42,632)
     Net transactions, available-for-sale securities              (3,179)              (5,087)
     Net purchase of premises and equipment                         (905)                (692)
                                                                --------             --------
               NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES                             9,182              (48,411)
                                                                --------             --------


CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits and
        funds purchased                                           (4,396)              45,420
                                                                --------             --------
               NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                            (4,396)              45,420
                                                                --------             --------


Net increase (decrease) in cash and due from
   banks                                                           5,016                 (983)

Cash and due from banks at beginning of period                     3,316                5,522
                                                                --------             --------

Cash and due from banks at end of period                        $  8,332             $  4,539
                                                                ========             ========

                       GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the "Company") and its wholly owned subsidiary, First Bank of Georgia (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of June 30, 2002 and December 31, 2001 and for the six months ended and three months ended June 30, 2002 and 2001 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

NOTE 2 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers and others with the Company, diluted earnings per share has been presented in the Statements of Income.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:


                                                   For the Six Months Ended June 30, 2002
                                             --------------------------------------------------
                                                                    Weighted
                                                                 Average Shares-       Per-Share
                                             Numerator             Denominator          Amount
                                             ----------          --------------        --------

Net income                                   $1,581,000

Basic EPS
     Income available to common
        shareholders'                         1,581,000            1,129,625            $1.40

Effect of dilutive securities
     Options                                                          85,615
                                             ----------            ---------            -----

Diluted EPS
     Income available to common
        shareholders' and assumed
        conversions                          $1,581,000            1,215,240            $1.30
                                             ==========            =========            =====

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

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. The Company determined that the provisions of SFAS No. 142 did not have an impact on the financial position of the Company and results of its operations for the six months ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

OVERVIEW

The Company's net income was $576,000 for the second quarter of 2002, compared to $502,000 for the second quarter of 2001. Basic earnings per share was $0.51 for the second quarter of 2002 compared to $0.54 per share for the second quarter of 2001. Total consolidated assets at June, 30, 2002 were $201,491,000, a decrease of $4,374,000 (2.1%) from December 31, 2001 total consolidated assets of $205,865,000, and an increase of $37,179,000 (22.6%) from June 30,
2001 total consolidated assets of $164,312,000.

The Company's growth in assets from June 30, 2001 to June 30, 2002 is primarily the result of continued loan demand funded by increased customer deposits obtained by the Bank. This increase in deposits and loans is the result of the Bank's continued growth in the Augusta, Georgia market area. This growth in loans also resulted in increased interest income for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

The Bank also had an increase in the gain on sale of mortgage loans originated by the Bank's mortgage division for both the three and six month periods ended June 30, 2002 compared to the three and six month periods ended June 30, 2001. This increase in the gain on sale of mortgage loans was the result of the Bank's continued focus on the development of this division and an interest rate environment conducive to growth in mortgage originations and refinancing transactions.

The Company's return on average assets was 1.55% (annualized) for the six months ended June 30, 2002, compared to 0.79% (annualized) for the six months ended June 30, 2001. The Company's return on average equity for the six months ended June 30, 2002 was 22.46% (annualized) compared to 9.58% (annualized) for the six months ended June 30, 2001.

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

Net interest income was $1,921,000 for the quarter ended June 30, 2002, an increase of $541,000 (39.2%) over net interest income of $1,380,000 for the quarter ended June 30, 2001. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in loans and a decrease in the interest rates paid by the Bank on deposit liability funds and other borrowed funds as competitive interest rates continued to decline. Interest-earning assets were $181,210,000 at June 30, 2002 compared to $192,890,000 at December 31, 2001, a decrease of $11,680,000 (6.1%) and
$151,528,000 at June 30, 2001, an increase of $29,682,000 (19.6%). Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of loan loss reserve, were $158,697,000 at June 30, 2002 compared to $131,844,000 at June 30, 2001, an increase of $26,853,000 (20.4%). Total loans decreased $13,078,000 (7.6%) from
December 31, 2001 to June 30, 2002. The increase in deposit liability funds continues to be primarily attributable to the Company's continuing expansion in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans also continues to be primarily attributable to this expansion.

Loans held for sale by the Bank are primarily funded by the Bank through deposits and short-term borrowings. Substantially all loans originated by the Bank's mortgage lending operation are sold in the secondary market following origination.

At June 30, 2002, loans represented 87.6% of interest-earning assets compared to 89.1% at December 31, 2001, and 87.0% at June 30, 2001. Investments in securities increased $1,398,000 (6.6%) from December 31, 2001, and increased $2,829,000 (14.4%) from June 30, 2001. Interest-bearing deposits at June 30, 2002 were $152,522,000. This represents an increase of $24,872,000 (19.5%) from the December 31, 2001 balance of $127,650,000, and an increase of $51,655,000 (51.2%) from the June 30, 2001 balance of $100,867,000. The Bank's warehouse line-of-credit was $3,642,000 at June 30, 2002, a decrease of $29,913,000 (89.1%) from the December 31, 2001 balance of $33,555,000 and a decrease of $14,704,000 (80.1%) from the June 30, 2001 balance of $18,346,000. The Bank's balance of Federal funds purchased was $1,697,000 at June 30, 2002, a decrease of $2,167,000 from the Bank's June 30, 2001 balance of $3,864,000. There were no Federal funds purchased at December 31, 2001. The Bank's retail repurchase agreements were $2,356,000 at June 30, 2002, an increase of $68,000 (3.0%) from the December 31, 2001 balance of $2,288,000 and a decrease of $3,644,000 (60.7%) from the June 30, 2001 balance of $6,000,000.

INTEREST INCOME

Interest income for the three months ended June 30, 2002 was $3,117,000, an increase of $26,000 (0.8%) from $3,091,000 for the three months ended June 30, 2001. The increase in interest income primarily resulted from an increase in interest earned on securities, offset by a slight decrease in interest and fees on loans. The increase in interest income earned on securities resulted from the Bank's increased investment in securities. Interest income and fees on loans was $2,795,000 for the three months ended June 30, 2002, a decrease of $27,000 (0.1%) from $2,822,000 for the three months ended June 30, 2001. This decrease in interest income and fees from loans is a result of declining competitive interest rates on loans. The Bank has maintained a comparable level of interest income and fees on loans for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 in a declining rate environment primarily as a result of the Bank's increasing investment in loans. The Bank's opportunity to increase the investment in loans continues to be primarily attributable to the expansion into the Augusta and Columbia County market areas. In addition, the Bank's mortgage lending operation is contributing to the growth in the investment in loans.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2002 was $1,196,000, a decrease of $515,000 (30.1%) from $1,711,000 for the three months ended June 30, 2001. While the Bank has experienced a significant increase in interest-bearing deposits from June 30, 2001 to June 30, 2002, interest expense on these deposits has decreased due to the lower rate environment in which these funds were obtained.

NONINTEREST INCOME

Noninterest income for the three months ended June 30, 2002 was $2,281,000, an increase of $78,000 (3.5%) from $2,203,000 for the three months ended June 30, 2001. Service charges on deposit accounts were $130,000 for the three months ended June 30, 2002, an increase of $16,000 (14.0%) from $114,000 for the three months ended June 30, 2001. Gain on sale of mortgage loans originated and sold by the Bank's mortgage division was $2,111,000 for the three months ended June 30, 2002, an increase of $22,000 (1.1%) from $2,089,000 for the three months ended June 30, 2001. Substantially all loans originated by the division are sold in the secondary market with servicing released.

NONINTEREST EXPENSE

Noninterest expense for the three months ended June 30, 2002 was $3,099,000, an increase of $470,000 (17.9%) from $2,629,000 for the three months ended June 30, 2001. Salary and employee benefit costs were $1,890,000 for the three months ended June 30, 2002, an increase of $98,000 (5.5%) from $1,792,000 for the three months ended June 30, 2001. This increase is the result of the Bank hiring additional personnel to operate the Fury's Ferry office in Columbia County and the reestablishment of mortgage operations in Savannah. Occupancy expenses and other expenses for the three months ended June 30, 2002 also increased from the three months ended June 30, 2001 primarily as a result of the expanded and reestablished locations and other costs that are incurred to support these operations.

INCOME TAXES

The Company recorded income tax expense of $434,000 for the three months ended June 30, 2002, resulting from the net income before taxes of $1,010,000 for the quarter.

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

Non-performing assets were $813,000 at June 30, 2002, compared to $685,000 at December 31, 2001 and $715,000 at June 30, 2001. The composition of non-performing assets for each date is shown below.


                                             June 30,          December 31,         June 30,
                                              2002                2001               2001
                                            --------           -----------          --------

Non-accrual loans                           $425,000            $302,000            $217,000
OREO, net of valuation allowance             383,000             383,000             498,000
Repossessed collateral                         5,000                  --                  --
                                            --------            --------            --------

                                            $813,000            $685,000            $715,000
                                            ========            ========            ========


The ratio of non-performing assets to total loans and other real estate was 0.51% at June 30, 2002, 0.39% at December 31, 2001, and 0.53% at June 30, 2001.

Reduction and disposition of non-performing assets is a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience and delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $93,000 during the quarter ended June 30, 2002. The ratio of allowance for loan losses to total loans was 1.48% at June 30, 2002. At December 31, 2001 the ratio was 1.26% and at June 30, 2001 the ratio was 1.14%. Excluding the balance of loans held for sale by the Bank, the ratio of allowance for loan losses to loans was 1.85% at June 30, 2002, 1.89% at December 31, 2001, and 1.62% at June 30, 2001.
Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at June 30, 2002 was 30.1%, compared to 22.8% at December 31, 2001.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 4% for the leverage ratio. At June 30, 2002, the Bank's Tier I capital was 10.49% and total risk-based capital was 11.75%, compared to 9.06% and 10.32% at December 31, 2001, respectively. At June 30, 2002, the Bank's leverage ratio was 7.96% compared to 7.54% at December 31, 2001.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's best judgment and beliefs and may include assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; inaccuracy of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

                                    PART II
                               OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

On April 1, 2002, the Company issued an aggregate of 1,338 shares to 11 outside directors of the Company and the Bank in connection with the Director Stock Purchase Plan (the "Plan") which was adopted by the Board of Directors in June 2001. The Plan provides that outside directors of the Company and the Bank may elect to purchase unregistered shares of the Company's common stock in lieu of receiving director fees earned in each calendar quarter. The purchase price for shares acquired under the Plan is $2.00 less than the closing market price of the Company's common stock as reported on the Over-the-Counter Bulletin Board.

On June 19, 2002, the Company issued 100 shares to each of its outside directors, or an aggregate of 1,700 shares, as an annual retainer in consideration for their services as directors of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 15, 2002. At the Annual Meeting, the following persons were elected as directors to serve as Class II directors, for a term of three years and until their successors are elected and qualified: Larry DeMeyers, J. Randall Hall, George O. Hughes, George H. Inman, James L. Lemley, M.D. and Julian W. Osbon.

The number of votes cast for and withheld in the election of each nominee for director was as follows:


                                                                    Votes               Votes
                                                                     FOR              WITHHELD
                                                                   -------            --------

Larry DeMeyers                                                     801,392              750
J. Randall Hall                                                    801,392              750
George O. Hughes                                                   801,272              870
George H. Inman                                                    801,392              750
James L. Lemley, M.D.                                              801,272              870
Julian W. Osbon                                                    801,392              750

No other matters were presented or voted for at the Annual Meeting.

The following persons did not stand for reelection to the Board at the 2002 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Patrick G. Blanchard, Phillip G. Farr, Samuel A. Fowler, Jr., Arthur J. Gay, Jr., Joseph D. Greene, Hugh L. Hamilton, Jr., William G. Hatcher, David W. Joesbury, Sr., John W. Lee, Robert N. Wilson, Jr. and Bennye
M. Young.

ITEM 5. OTHER EVENTS

On June 19, 2002, A. Montague Miller was elected to the Company's Board of Directors. Mr. Miller has served as a director of the Bank since May 2001 and continues to serve in that capacity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit 99.1. Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       GEORGIA-CAROLINA BANCSHARES, INC.


By: /s/ Patrick G. Blanchard                          August 13, 2002
    -------------------------------------             -------------------------
    Patrick G. Blanchard                              Date
    President and Chief Executive Officer
    (principal executive officer)


By: /s/ James M. Thomas                               August 13, 2002
    -------------------------------------             -------------------------
    James M. Thomas                                   Date
    Chief Financial Officer
    (principal financial and
    accounting officer)

                                 EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------

  99.1            Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002