Form 10QSB/A
period 2002-06-30
GEORGIA CAROLINA BANCSHARES INC
filed 2002-10-25
CIK 1044082

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB/A

☒	Amendment No. 1 to Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

☐	Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period of __________________________ to __________________________

Commission File Number 0-22891.

GEORGIA-CAROLINA BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2326075

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2805 Wrightsboro Road, Augusta, Georgia 30909

(Address of Principal Executive Offices)

Issuers Telephone Number (706) 736-2100

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Year)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒    NO   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 12, 2002

Common Stock, $.001 Par Value	1,132,643 shares

Transitional Small Business Disclosure Format:    YES   ☐    NO   ☒

The following items are amended:

Part I.	Item 1.	Financial Statements
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXPLANATORY NOTE

This Amendment No. 1 to the Georgia-Carolina Bancshares, Inc. Form 10-QSB for the quarter ended June 30, 2002 is being filed solely for the purpose of (i) adjusting the basic and diluted net income per share numbers in the consolidated statements of income for the three and six month periods ended June 30, 2001 and (ii) amending “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the issuance of additional shares in connection with the 6-for-5 stock split which occurred on December 1, 2001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)
(dollars in thousands)

	June 30,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$8,332	$3,316
Federal funds sold	—	402
Securities available-for-sale	22,513	21,115
Loans, net of allowance for loan losses	126,300	113,039
Loans, held for sale	32,397	58,736
Bank premises and fixed assets	7,679	6,991
Accrued interest receivable	1,048	1,092
Foreclosed real estate, net of allowance	383	383
Deferred tax asset, net	349	401
Other assets, including restricted assets	2,490	390

Total assets	$201,491	$205,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$23,359	$21,973
Interest-bearing:
NOW accounts	15,030	11,426
Savings	19,020	11,586
Money market accounts	12,681	12,818
Time deposits of $100,000, and over	48,508	42,848
Other time deposits	57,283	48,972

Total deposits	175,881	149,623
Other liabilities, borrowings and retail agreements	10,657	43,042

Total liabilities	186,538	192,665

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 1,131,890 and 1,127,214 shares issued and outstanding	1	1
Additional paid-in-capital	10,326	10,267
Retained Earnings	4,347	2,766
Accumulated other comprehensive income (loss)	279	166

Total shareholders’ equity	14,953	13,200

Total liabilities and shareholders’ equity	$201,491	$205,865

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Income

(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest income
Interest and fees on loans	$2,795	$2,822	$5,715	$5,084
Interest on taxable securities	319	240	628	472
Interest on nontaxable securities	—	27	—	44
Interest on Federal funds sold	3	2	5	10

Total interest income	3,117	3,091	6,348	5,610

Interest expense
Interest on time deposits of $100,000 or more	420	447	811	787
Interest on other deposits	722	854	1,481	1,663
Interest on funds purchased and other borrowings	54	410	221	697

Total interest expense	1,196	1,711	2,513	3,147

Net interest income	1,921	1,380	3,835	2,463
Provision for loan losses	93	168	214	370

Net interest income after provision for loan losses	1,828	1,212	3,621	2,093

Noninterest income
Service charges on deposits	130	114	256	220
Gain on sale of mortgage loans and other income	2,151	2,089	4,636	3,289

	2,281	2,203	4,892	3,509

Noninterest expense
Salaries and employee benefits	1,890	1,792	3,792	3,197
Occupancy expenses	267	232	499	444
Other expenses	942	605	1,644	1,094

	3,099	2,629	5,935	4,735

Income before income taxes	1,010	786	2,578	867

Income tax expense (benefit)	434	284	997	311

Net income	$576	$502	$1,581	$556

Net income per share of common stock:
Basic	$0.51	$0.45	$1.40	$0.49

Diluted	$0.47	$0.42	$1.30	$0.47

Dividends per share of common stock	$—	$—	$—	$—

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities
Net income	$1,581	$556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	217	190
Provision for loan losses	214	370
Deferred income tax	(33)	(155)
Net change in other assets and liabilities	(1,749)	1,047

Net cash provided by (used in) operating activities	230	2,008

Cash flows from investing activities
Decrease in federal funds sold	402	—
Loan originations and collections, net	12,864	(42,632)
Net transactions, available-for-sale securities	(3,179)	(5,087)
Net purchase of premises and equipment	(905)	(692)

Net cash provided by (used in) investing activities	9,182	(48,411)

Cash flows from financing activities
Net increase (decrease) in deposits and funds purchased	(4,396)	45,420

Net cash provided by (used in) financing activities	(4,396)	45,420

Net increase (decrease) in cash and due from banks	5,016	(983)
Cash and due from banks at beginning of period	3,316	5,522

Cash and due from banks at end of period	$8,332	$4,539

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2002
(Unaudited)

Note 1 — Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of June 30, 2002 and December 31, 2001 and for the six months ended and three months ended June 30, 2002 and 2001 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

Note 2 — Earnings per share

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers and others with the Company, diluted earnings per share has been presented in the Statements of Income.

During the year ended December 31, 2001, the Company effected a 6-for-5 split of the Company’s common stock payable in the form a 20% stock dividend. Accordingly, the 2001 earnings per share amounts have been restated to give effect to this stock split.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Six Months Ended June 30, 2002

		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Net income	$1,581,000
Basic EPS
Income available to common shareholders’	1,581,000	1,129,625	$1.40
Effect of dilutive securities Options		85,615

Diluted EPS
Income available to common shareholders’ and assumed conversions	$1,581,000	1,215,240	$1.30

Note 3 — Recent Developments

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The Company’s net income was $576,000 for the second quarter of 2002, compared to $502,000 for the second quarter of 2001. Basic earnings per share were $0.51 for the second quarter of 2002 compared to $0.45 per share for the second quarter of 2001. Total consolidated assets at June, 30, 2002 were $201,491,000, a decrease of $4,374,000 (2.1%) from December 31, 2001 total consolidated assets of $205,865,000, and an increase of $37,179,000 (22.6%) from June 30, 2001 total consolidated assets of $164,312,000.

The Company’s growth in assets from June 30, 2001 to June 30, 2002 is primarily the result of continued loan demand funded by increased customer deposits obtained by the Bank. This increase in deposits and loans is the result of the Bank’s continued growth in the Augusta, Georgia market area. This growth in loans also resulted in increased interest income for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

The Bank also had an increase in the gain on sale of mortgage loans originated by the Bank’s mortgage division for both the three and six month periods ended June 30, 2002 compared to the three and six month periods ended June 30, 2001. This increase in the gain on sale of mortgage loans was the result of the Bank’s continued focus on the development of this division and an interest rate environment conducive to growth in mortgage originations and refinancing transactions.

The Company’s return on average assets was 1.55% (annualized) for the six months ended June 30, 2002, compared to 0.79% (annualized) for the six months ended June 30, 2001. The Company’s return on average equity for the six months ended June 30, 2002 was 22.46% (annualized) compared to 9.58% (annualized) for the six months ended June 30, 2001.

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

Net interest income was $1,921,000 for the quarter ended June 30, 2002, an increase of $541,000 (39.2%) over net interest income of $1,380,000 for the quarter ended June 30, 2001. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in loans and a decrease in the interest rates paid by the Bank on deposit liability funds and other borrowed funds as competitive interest rates continued to decline. Interest-earning assets were $181,210,000 at June 30, 2002 compared to $192,890,000 at December 31, 2001, a decrease of $11,680,000 (6.1%) and $151,528,000 at June 30, 2001, an increase of $29,682,000 (19.6%). Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of loan loss reserve, were $158,697,000 at June 30, 2002 compared to $131,844,000 at June 30, 2001, an increase of $26,853,000 (20.4%). Total loans decreased $13,078,000 (7.6%) from December 31, 2001 to June 30, 2002. The increase in deposit liability funds continues to be primarily attributable to the Company’s continuing expansion in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans also continues to be primarily attributable to this expansion.

Loans held for sale by the Bank are primarily funded by the Bank through deposits and short-term borrowings. Substantially all loans originated by the Bank’s mortgage lending operation are sold in the secondary market following origination.

At June 30, 2002, loans represented 87.6% of interest-earning assets compared to 89.1% at December 31, 2001, and 87.0% at June 30, 2001. Investments in securities increased $1,398,000 (6.6%) from December 31, 2001, and increased $2,829,000 (14.4%) from June 30, 2001. Interest-bearing deposits at June 30, 2002 were $152,522,000. This represents an increase of $24,872,000 (19.5%) from the December 31, 2001 balance of $127,650,000, and an increase of $51,655,000 (51.2%) from the June 30, 2001 balance of $100,867,000. The Bank’s warehouse line-of-credit was $3,642,000 at June 30, 2002, a decrease of $29,913,000 (89.1%) from the December 31, 2001 balance of $33,555,000 and a decrease of $14,704,000 (80.1%) from the June 30, 2001 balance of $18,346,000. The Bank’s balance of Federal funds purchased was $1,697,000 at June 30, 2002, a decrease of $2,167,000 from the Bank’s June 30, 2001 balance of $3,864,000. There were no Federal funds purchased at December 31, 2001. The Bank’s retail repurchase agreements were $2,356,000 at June 30, 2002, an increase of $68,000 (3.0%) from the December 31, 2001 balance of $2,288,000 and a decrease of $3,644,000 (60.7%) from the June 30, 2001 balance of $6,000,000.

Interest Income

Interest income for the three months ended June 30, 2002 was $3,117,000, an increase of $26,000 (0.8%) from $3,091,000 for the three months ended June 30, 2001. The increase in interest income primarily resulted from an increase in interest earned on securities, offset by a slight decrease in interest and fees on loans. The increase in interest income earned on securities resulted from the Bank’s increased investment in securities. Interest income and fees on loans was $2,795,000 for the three months ended June 30, 2002, a decrease of $27,000 (0.1%) from $2,822,000 for the three months ended June 30, 2001. This decrease in interest income and fees from loans is a result of declining competitive interest rates on loans. The Bank has maintained a comparable level of interest income and fees on loans for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 in a declining rate environment primarily as a result of the Bank’s increasing investment in loans. The Bank’s opportunity to increase the investment in loans continues to be primarily attributable to the expansion into the Augusta and Columbia County market areas. In addition, the Bank’s mortgage lending operation is contributing to the growth in the investment in loans.

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

Noninterest Income

Noninterest income for the three months ended June 30, 2002 was $2,281,000, an increase of $78,000 (3.5%) from $2,203,000 for the three months ended June 30, 2001. Service charges on deposit accounts were $130,000 for the three months ended June 30, 2002, an increase of $16,000 (14.0%) from $114,000 for the three months ended June 30, 2001. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,111,000 for the three months ended June 30, 2002, an increase of $22,000 (1.1%) from $2,089,000 for the three months ended June 30, 2001. Substantially all loans originated by the division are sold in the secondary market with servicing released.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2002 was $3,099,000, an increase of $470,000 (17.9%) from $2,629,000 for the three months ended June 30, 2001. Salary and employee benefit costs were $1,890,000 for the three months ended June 30, 2002, an increase of $98,000 (5.5%) from $1,792,000 for the three months ended June 30, 2001. This increase is the result of the Bank hiring additional personnel to operate the Fury’s Ferry office in Columbia County and the reestablishment of mortgage operations in Savannah. Occupancy expenses and other expenses for the three months ended June 30, 2002 also increased from the three months ended June 30, 2001 primarily as a result of the expanded and reestablished locations and other costs that are incurred to support these operations.

Income Taxes

The Company recorded income tax expense of $434,000 for the three months ended June 30, 2002, resulting from the net income before taxes of $1,010,000 for the quarter.

REVIEW OF FINANCIAL CONDITION

Overview

Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank’s financial condition are discussed in detail below.

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Bank’s directive in this regard is carried out through its policies and procedures for extending credit to the Bank’s customers. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

Non-performing assets were $813,000 at June 30, 2002, compared to $685,000 at December 31, 2001 and $715,000 at June 30, 2001. The composition of non-performing assets for each date is shown below.

	June 30,	December 31,	June 30,
	2002	2001	2001

Non-accrual loans	$425,000	$302,000	$217,000
OREO, net of valuation allowance	383,000	383,000	498,000
Repossessed collateral	5,000	—	—

	$813,000	$685,000	$715,000

The ratio of non-performing assets to total loans and other real estate was 0.51% at June 30, 2002, 0.39% at December 31, 2001, and 0.53% at June 30, 2001.

Reduction and disposition of non-performing assets is a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience and delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $93,000 during the quarter ended June 30, 2002. The ratio of allowance for loan losses to total loans was 1.48% at June 30, 2002. At December 31, 2001 the ratio was 1.26% and at June 30, 2001 the ratio was 1.14%. Excluding the balance of loans held for sale by the Bank, the ratio of allowance for loan losses to loans was 1.85% at June 30, 2002, 1.89% at December 31, 2001 and 1.62% at June 30, 2001. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at June 30, 2002 was 30.1%, compared to 22.8% at December 31, 2001.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital (“Tier I”), 8% for total risk-based capital and 4% for the leverage ratio. At June 30, 2002, the Bank’s Tier I capital was 10.49% and total risk-based capital was 11.75%, compared to 9.06% and 10.32% at December 31, 2001, respectively. At June 30, 2002, the Bank’s leverage ratio was 7.96% compared to 7.54% at December 31, 2001.

Cautionary Note Regarding Forward-Looking Statements

The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s best judgment and beliefs and may include assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; inaccuracy of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Part II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 99.1. Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Georgia-Carolina Bancshares, Inc.

By:	/s/ Patrick G. Blanchard	October 25, 2002

	Patrick G. Blanchard President and Chief Executive Officer	Date

CERTIFICATIONS

I, Patrick G. Blanchard, certify that:

1.     I have reviewed the Quarterly Report on Form 10-QSB of Georgia-Carolina Bancshares, Inc., as amended;

2.     Based on my knowledge, the quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in the quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

Date: October 25, 2002

/s/ Patrick G. Blanchard

Patrick G. Blanchard President and Chief Executive Officer

I, James M. Thomas, certify that:

1.     I have reviewed the Quarterly Report on Form 10-QSB of Georgia-Carolina Bancshares, Inc., as amended;

2.     Based on my knowledge, the quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in the quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

Date: October 25, 2002

/s/ James M. Thomas

James M. Thomas Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002