Form 10QSB
period 2002-09-30
GEORGIA CAROLINA BANCSHARES INC
filed 2002-11-14
CIK 1044082

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period of __________ to __________

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
                                 YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding at November 12, 2002
            -----                              --------------------------------
Common Stock, $.001 Par Value                          1,133,267 shares

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                       GEORGIA-CAROLINA BANCSHARES, INC.
                                  Form 10-QSB

                                     Index

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of September 30, 2002
                  and December 31, 2001                                                                     1

                  Condensed Consolidated Statements of Income for the Three
                  Months Ended September 30, 2002 and 2001, and the Nine Months Ended
                  September 30, 2002 and 2001                                                               2

                  Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 2002 and 2001                                                  3

                  Condensed Consolidated Statements of Comprehensive Income for
                  the Three Months Ended September 30, 2002 and 2001 and the Nine
                  Months Ended September 30, 2002 and 2001                                                  4

                  Notes to Condensed Consolidated Financial Statements                                      5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                     7

Item 3.           Controls and Procedures                                                                  11

PART II           OTHER INFORMATION

Item 2.           Changes in Securities                                                                    12

Item 6.           Exhibits and Reports on Form 8-K                                                         12

                  SIGNATURES                                                                               13

                  EXHIBIT INDEX

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       GEORGIA-CAROLINA BANCSHARES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (dollars in thousands)

                                                                             September 30,   December 31,
                                                                             -------------   ------------
                                                                                 2002            2001
                                                                             -------------   ------------
ASSETS

Cash and due from banks                                                        $  6,333        $  3,316
Federal funds sold                                                                  786             402
Securities available-for-sale                                                    24,408          21,115
Loans, net of allowance for loan losses                                         134,259         113,039
Loans, held for sale                                                             52,086          58,736
Bank premises and fixed assets                                                    7,116           6,991
Accrued interest receivable                                                       1,238           1,092
Foreclosed real estate, net of allowance                                            305             383
Deferred tax asset, net                                                             320             401
Other assets, including restricted assets                                         2,382             390
                                                                               --------        --------

            TOTAL ASSETS                                                       $229,233        $205,865
                                                                               ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
     Non-interest bearing                                                      $ 28,025        $ 21,973
     Interest-bearing:
       NOW accounts                                                              18,847          11,426
       Savings                                                                   24,725          11,586
       Money market accounts                                                     10,991          12,818
       Time deposits of $100,000, and over                                       46,988          42,848
       Other time deposits                                                       62,845          48,972
                                                                               --------        --------
            TOTAL DEPOSITS                                                      192,421         149,623

Other liabilities, borrowings and retail agreements                              21,121          43,042
                                                                               --------        --------

            TOTAL LIABILITIES                                                   213,542         192,665
                                                                               --------        --------

SHAREHOLDERS' EQUITY:
     Preferred stock, par value $.001; 1,000,000 shares authorized;
       none issued                                                                   --              --
     Common stock, par value $.001; 9,000,000 shares authorized;
       1,132,643 and 1,127,214 shares
       issued and outstanding                                                         1               1
     Additional paid-in-capital                                                  10,339          10,267
     Retained Earnings                                                            4,958           2,766
     Accumulated other comprehensive income (loss)                                  393             166
                                                                               --------        --------
            TOTAL SHAREHOLDERS' EQUITY                                           15,691          13,200
                                                                               --------        --------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $229,233        $205,865
                                                                               ========        ========

See accompanying notes to the financial statements

                       GEORGIA-CAROLINA BANCSHARES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                              Three Months Ended           Nine Months Ended
                                                                                September 30,                September 30,
                                                                            ----------------------       ----------------------
                                                                              2002           2001          2002           2001
                                                                            -------        -------       -------        -------
INTEREST INCOME
      Interest and fees on loans                                            $ 2,973        $ 2,631       $ 8,688        $ 7,715
      Interest on taxable securities                                            338            300           966            816
      Interest on nontaxable securities                                          --             --            --             --
      Interest on Federal funds sold                                              2              7             7             17
                                                                            -------        -------       -------        -------
              TOTAL INTEREST INCOME                                           3,313          2,938         9,661          8,548
                                                                            -------        -------       -------        -------

INTEREST EXPENSE
      Interest on time deposits of $100,000 or more                             401            508         1,212          1,295
      Interest on other deposits                                                796            920         2,277          2,583
      Interest on funds purchased and other borrowings                           51            165           272            862
                                                                            -------        -------       -------        -------
              TOTAL INTEREST EXPENSE                                          1,248          1,593         3,761          4,740
                                                                            -------        -------       -------        -------

              NET INTEREST INCOME                                             2,065          1,345         5,900          3,808

PROVISION FOR LOAN LOSSES                                                       168            137           382            507
                                                                            -------        -------       -------        -------

              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             1,897          1,208         5,518          3,301
                                                                            -------        -------       -------        -------

NONINTEREST INCOME
      Service charges on deposits                                               140            123           396            342
      Other income/loss                                                        (110)            38           (30)           102
      Gain on sale of mortgage loans                                          2,257          2,219         6,813          5,444
                                                                            -------        -------       -------        -------
                                                                              2,287          2,380         7,179          5,888
                                                                            -------        -------       -------        -------
NONINTEREST EXPENSE
      Salaries and employee benefits                                          2,183          1,806         5,975          5,002
      Occupancy expenses                                                        246            241           745            684
      Other expenses                                                            813            779         2,457          1,873
                                                                            -------        -------       -------        -------
                                                                              3,242          2,826         9,177          7,559
                                                                            -------        -------       -------        -------

INCOME BEFORE INCOME TAXES                                                      942            762         3,520          1,630
                                                                            -------        -------       -------        -------

INCOME TAX EXPENSE                                                              331            261         1,328            573
                                                                            -------        -------       -------        -------

              NET INCOME                                                    $   611        $   501       $ 2,192        $ 1,057
                                                                            =======        =======       =======        =======

NET INCOME PER SHARE OF COMMON STOCK:
      Basic                                                                 $  0.54        $  0.44       $  1.94        $  0.93
                                                                            =======        =======       =======        =======
      Diluted                                                               $  0.50        $  0.42       $  1.80        $  0.89
                                                                            =======        =======       =======        =======
DIVIDENDS PER SHARE OF COMMON STOCK                                         $    --        $    --       $    --        $    --
                                                                            =======        =======       =======        =======

See accompanying notes to the financial statements

                       GEORGIA-CAROLINA BANCSHARES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                                 2002             2001
                                                            -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                 $  2,193         $  1,057
     Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:

          Depreciation and amortization                              330              289
          Provision for loan losses                                  382              507
          Net origination, proceeds and
            gain on loans originated for sale                      6,650          (19,067)
          Deferred income tax                                        (74)            (185)
          Net change in other assets and liabilities              (1,483)           2,048
                                                                --------         --------
               NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                             7,998          (15,351)
                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Decrease (Increase) in federal funds sold                      (384)          (1,015)
     Loan originations and collections, net                      (21,602)         (25,170)
     Net transactions, available-for-sale securities              (4,889)          (5,465)
     Net purchase of premises and equipment                         (539)            (714)
                                                                --------         --------
               NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES                           (27,414)         (32,364)
                                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits and
        funds purchased                                           22,433           46,452
                                                                --------         --------
               NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                            22,433           46,452
                                                                --------         --------

Net increase (decrease) in cash and due from
   banks                                                           3,017           (1,263)

Cash and due from banks at beginning of period                     3,316            5,522
                                                                --------         --------

Cash and due from banks at end of period                        $  6,333         $  4,259
                                                                ========         ========

See accompanying notes to the financial statements

                       GEORGIA-CAROLINA BANCSHARES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                            (dollars in thousands)

                                                             Three Months Ended         Nine Months Ended
                                                                September 30,             September 30,
                                                             -------------------       -------------------
                                                              2002         2001         2002         2001
                                                             ------       ------       ------       ------

NET INCOME                                                   $  611       $  501       $2,192       $1,057

Unrealized holding gains arising
  during period, less reclassifications adjustment
  for gains and losses included in net income,
  net of tax                                                    114          212          227          395
                                                             ------       ------       ------       ------

Comprehensive income                                         $  725       $  713       $2,419       $1,452
                                                             ======       ======       ======       ======

See accompanying notes to the financial statements

                       GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

Note 1 - Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the "Company") and its wholly owned subsidiary, First Bank of Georgia (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of September 30, 2002 and for the nine months ended and three months ended September 30, 2002 and 2001 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

During the year ended December 31, 2001, the Company effected a 6-for-5 split of the Company's common stock in the form of a 20% stock dividend. Accordingly, the 2001 earnings per share amounts have been restated to give effect to this stock split.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

                                               For the Nine Months Ended September 30, 2002
                                               ---------------------------------------------
                                                                   Weighted
                                                                Average Shares-    Per-Share
                                                Numerator         Denominator        Amount
                                               ----------       ---------------    ---------

Net income                                     $2,192,000

Basic EPS
     Income available to common
        shareholders'                           2,192,000          1,130,631          $1.94

Effect of dilutive securities
     Options                                                          85,615
                                               ----------          ---------          -----

Diluted EPS
     Income available to common
        shareholders' and assumed
        conversions                            $2,192,000          1,216,246          $1.80
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

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. The Company determined that the provisions of SFAS No. 142 did not have an impact on the financial position of the Company and results of its operations for the nine months ended September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

OVERVIEW
The Company's net income was $611,000 for the third quarter of 2002, compared to $501,000 for the third quarter of 2001, an increase of 22%. Net income for the nine months ended September 30, 2002 was $2,192,000, as compared to $1,057,000 for the nine months ended September 30, 2001, an increase of 107.4%. Basic earnings per share were $0.54 for the third quarter of 2002 compared to $0.44 for the third quarter of 2001, and were $1.94 for the nine months ended September 30, 2002 compared to $0.93 for the nine months ended September 30, 2001. Total consolidated assets at September 30, 2002 were $229,233,000, an increase of $23,368,000 (11.4%) from December 31, 2001 total consolidated assets of $205,865,000, and an increase of $62,166,000 (37.2%) from September 30, 2001 total consolidated assets of $167,067,000.

The Company's growth in assets is substantially the result of increased customer deposits obtained by the Bank and used by the Bank primarily as investment in loans. This increase in deposits and loans is the result of the Bank's continued growth in the Augusta, Georgia market area. This growth in loans also resulted in increased interest income for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

The Bank also had an increase in the gain on sale of mortgage loans originated by the Bank's mortgage division for both the three and nine month periods ended September 30, 2002 compared to the three and nine month periods ended September 30, 2001. This increase in the gain on sale of mortgage loans was the result of the Bank's continued focus on the development of this division and an interest rate environment conducive to growth in mortgage originations and refinancing transactions. See "- Noninterest Income" below.

The Company's return on average assets was 1.34% (annualized) for the nine months ended September 30, 2002, compared to 0.99% (annualized) for the nine months ended September 30, 2001. The Company's return on average equity for the nine months ended September 30, 2002 was 20.23% (annualized) compared to11.78% (annualized) for the nine months ended September 30, 2001.

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

Net interest income was $2,065,000 for the quarter ended September 30, 2002, an increase of $720,000 (53.5%) over net interest income of $1,345,000 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, net interest income was $5,900,000, an increase of $2,092,0000 (54.9%) over net interest income of $3,808,000 for the nine months ended September 30, 2001. These increases are primarily the result of investing increased deposit liability funds and other borrowed funds in loans and a decrease in the interest rates paid by the Bank on deposit liability funds and other borrowed funds as competitive interest rates continued to decline. Interest-earning assets were $211,539,000 at September 30, 2002 compared to $193,292,000 at December 31, 2001 and $154,710,000 at September 30, 2001, an increase of $18,247,000 (9.4%) and $56,829,000 (36.7%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $186,345,000 at September 30, 2002 compared to $171,775,000 at December 31, 2001 and $133,312,000 at September 30, 2001, an increase of $14,570,000 (8.5%) and
$53,033,000 (39.8%), respectively. The increase in deposit liability funds continues to be primarily attributable to the Company's continuing growth in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans also continues to be primarily attributable to this growth.

Loans held for sale by the Bank are primarily funded by the Bank through customer deposits, short-term borrowings, and a line-of-credit. Substantially all loans originated by the Bank's mortgage lending operation are sold in the secondary market following origination. At September 30, 2002, loans represented 88.1% of interest-earning assets compared to 88.9% at December 31, 2001. Investments in securities at September 30, 2002 were $24,408,000, an increase of $3,293,000 (15.6%) from $21,115,000 at December 31, 2001.
Interest-bearing deposits at September 30, 2002 were $164,396,000, an increase of $36,746,000 (28.8%) from the December 31, 2001 balance of $127,650,000. The
Bank's warehouse line-of-credit was $15,488,000 at September 30, 2002, a decrease of $18,067,000 (53.8%) from the December 31, 2001 balance of $33,555,000. The Bank's balance of Federal funds purchased was $0 at September 30, 2002, which represents no change from the December 31, 2001 balance of $0. The Bank's retail repurchase agreements were $2,499,000 at September 30, 2002, a decrease of $2,289,000 (47.8%) from the December 31, 2001 balance of $4,788,000.

INTEREST INCOME
Interest income for the three months ended September 30, 2002 was $3,313,000, an increase of $375,000 (12.8%) from $2,938,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, interest income was $9,661,000 an increase of $1,113,000 (13.0%) from $8,548,000 for the nine months ended September 30, 2001. The increase in interest income primarily resulted from an increase in interest and fees on loans. The increase in interest and fees on loans resulted from the Bank's increased investment in the loan portfolio. Interest income and fees on loans was $2,973,000 for the three months ended September 30, 2002, an increase of $342,000 (13.0%) from $2,631,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, interest and fees on loans was $8,688,000, an increase of $973,000 (12.6%) from $7,715,000 for the nine months ended September 30, 2001. The Bank has maintained an increasing level of interest income and fees on loans for the three and nine months ended September 30, 2002 when compared to the three and nine months ended September 30, 2001 in a declining rate environment primarily as a result of increasing investment in loans. The Bank's opportunity to increase the investment in loans continues to be primarily attributable to the Bank's growth in the Augusta and Columbia County market areas. In addition, the Bank's mortgage lending operation is contributing to the growth in the investment in loans.

INTEREST EXPENSE
Interest expense for the three months ended September 30, 2002 was $1,248,000, a decrease of $345,000 (21.7%) from $1,593,000 for the three months ended September 30, 2001. Interest expense for the nine months ended September 30, 2002 was $3,761,000, a decrease of $979,000 (20.7%) from $4,740,000 for the nine months ended September 30, 2001. While the Bank has experienced a significant increase in interest-bearing deposits from September 30, 2001 to September 30, 2002, interest expense on these deposits has decreased due to the lower rate environment in which these funds were obtained.

NONINTEREST INCOME
Noninterest income for the three months ended September 30, 2002 was $2,287,000, a decrease of $93,000 (3.9%) from $2,380,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, noninterest income was $7,179,000 compared to $5,888,000 for the nine months ended September 30, 2001, an increase of $1,291,000 (21.9%). Service charges on deposit accounts were $140,000 for the three months ended September 30, 2002, an increase of $17,000 (13.8%) from $123,000 for the three months ended September 30, 2001. Service charges for the nine months ended September 30, 2002 were $396,000, an increase of $54,000 (15.8%) from $342,000 for the nine months ended September 30, 2001. Gain on sale of mortgage loans originated and sold by the Bank's mortgage division was $2,257,000 for the three months ended September 30, 2002, an increase of $38,000 (1.7%) from $2,219,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 gain on sale of mortgage loans originated and sold was $6,813,000, an increase of $1,369,000 (25.2%) from $5,444,000 for the nine months ended September 30, 2001. Substantially all loans originated by the mortgage division are sold in the secondary market with servicing released. Other income/loss for the three and nine months ended September 30, 2002 includes a loss of approximately $153,000 from the sale of banking premises in Thomson, Georgia.

NONINTEREST EXPENSE
Noninterest expense for the three months ended September 30, 2002 was $3,242,000, an increase of $416,000 (14.7%) from $2,826,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, noninterest expense was $9,177,000 an increase of $1,618,000 (21.4%) from $7,559,000 for the nine months ended September 30, 2001. Salary and employee benefit costs were $2,183,000 for the three months ended September 30, 2002, an increase of $377,000 (20.9%) from $1,806,000 for the three months ended September 30, 2001. Salary and employee benefit costs were $5,975,000 for the nine months ended September 30, 2002, an increase of $973,000 (19.5%) from $5,002,0000 for the nine months ended September 30, 2001. These increases are the result of the Bank's hiring of additional personnel to operate the Fury's Ferry office in Columbia County, the reestablishment of the mortgage operations in Savannah, Georgia, and continued growth in the Bank's and mortgage division's continuing operations. Occupancy expenses and other expenses for the three and nine months ended September 30, 2002 also increased from the three and nine months ended September 30, 2001, primarily as a result of the continued establishment and growth of the Bank with costs to support the operations.

INCOME TAXES
The Company recorded income tax expense of $331,000 for the three months ended September 30, 2002, resulting from the net income before taxes of $942,000 for the quarter. The Company recorded income tax expense of $1,328,000 for the nine months ended September 30, 2002, resulting from the net income before taxes of $3,520,000 for the nine month period.

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

Non-performing assets were $1,850,000 at September 30, 2002, compared to $685,000 at December 31, 2001 and $755,000 at September 30, 2001. The
composition of non-performing assets for each date is shown below.

                                             September 30,      December 31,      September 30,
                                                 2002               2001              2001
                                             -------------      ------------      -------------

Non-accrual loans                             $1,545,000          $302,000          $257,000
OREO, net of valuation allowance                 305,000           383,000           498,000
                                              ----------          --------          --------

                                              $1,850,000          $685,000          $755,000
                                              ==========          ========          ========

The ratio of non-performing assets to total loans and other real estate was 0.99% at September 30, 2002, 0.39% at December 31, 2001, and 0.56% at September 30, 2001.

Reduction and disposition of non-performing assets is a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience delinquency trends, the amount of actual losses charged to the allowance in a given period, and assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $168,000 during the quarter ended September 30, 2002. The ratio of allowance for loan losses to total gross loans was 1.35% at September 30, 2002 and 1.26% at December 31, 2001. Excluding the balance of loans held for sale by the Bank, the ratio of allowance for loan losses to loans was 1.86% at September 30, 2002 and 1.89% at December 31, 2001. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at September 30, 2002 was 36.6%, compared to 22.8% at December 31, 2001.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 4% for the leverage ratio. At September 30, 2002, the Bank's Tier I capital was 9.70% and total risk-based capital was 10.95%, compared to 9.06% and 10.32% at year-end December 31, 2001, respectively. At September 30, 2002, the Bank's leverage ratio was 7.80% compared to 7.54% at December 31, 2001.

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

ITEM 3. CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiary required to be included in the Company's SEC filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer carried out their evaluation.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On July 1, 2002, the Company issued an aggregate of 753 shares to 12 outside directors of the Company and the Bank in connection with the Director Stock Purchase Plan (the "Plan") which was adopted by the Board of Directors in June 2001. The Plan provides that outside directors of the Company and the Bank may elect to purchase unregistered shares of the Company's common stock in lieu of receiving director fees earned in each calendar quarter. The purchase price for shares acquired under the Plan is $2.00 less than the closing market price of the Company's common stock as reported on the Over-the-Counter Bulletin Board.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              Exhibit 99.1. Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       GEORGIA-CAROLINA BANCSHARES, INC.


         /s/ Patrick G. Blanchard                             November 13, 2002
By:      ----------------------------------------------       -----------------
         Patrick G. Blanchard                                     Date
         President and Chief Executive Officer
         (principal executive officer)


         /s/ James M. Thomas                                  November 13, 2002
By:      ----------------------------------------------       -----------------
         James M. Thomas                                          Date
         Chief Financial Officer
         (principal financial and accounting officer)

                                 CERTIFICATIONS
I, Patrick G. Blanchard, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Georgia-Carolina Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


                                         /s/ Patrick G. Blanchard
                                        -------------------------------------
                                        Patrick G. Blanchard
                                        President and Chief Executive
                                        Officer

                                 CERTIFICATIONS
I, James M. Thomas, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Georgia-Carolina Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


                                       /s/ James M. Thomas
                                       -------------------------------------
                                       James M. Thomas
                                       Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.           Description of Exhibit
-----------           ----------------------

99.1                  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002