Form 10KSB
period 2002-12-31
GEORGIA CAROLINA BANCSHARES INC
filed 2003-03-27
CIK 1044082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2002

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

Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [  ]

Revenue for the fiscal year ended December 31, 2002: $23,765,000.

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant (889,019 shares), on March 10, 2003 was $19,113,908 based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on March 10, 2003. For purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date.

As of March 10, 2003, 1,308,394 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders scheduled to be held on May 21, 2003 are incorporated by reference in response to Part III of this Report.

Transitional Small Business Disclosure Format (check one)
Yes [  ] No [X]

PART I

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Annual Report on Form 10-KSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company’s financial performance and could cause actual results for fiscal 2003 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 1. Description of Business.

General

Georgia-Carolina Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia on January 31, 1997, to operate as a bank holding company pursuant to the federal Bank Holding Company Act of 1956, as amended.

The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), a state-chartered commercial bank that operates four offices in Augusta, Georgia and one office in Thomson, Georgia. The Bank opened the Daniel Village Office in Augusta in March 1999 and opened the West Town Office in Martinez, Georgia in October 1999. In January 2001 the Bank opened the Medical Center Office on Walton Way in Augusta and opened the Fury’s Ferry Road Office in Columbia County in April 2002.

The Bank began operations in January 1989 as an independent, locally owned commercial bank conducting business in McDuffie County, Georgia. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank operates as a locally-owned bank that targets the banking needs of individuals and small to medium-sized businesses by emphasizing personal service.

The Bank offers a full range of deposit and lending services and is a member of an electronic banking network, which enables its customers to use the automated teller machines of other financial institutions. In addition, the Bank offers commercial and business credit services, as well as various consumer credit services, including home mortgage loans, automobile loans, lines of credit, home equity loans and home improvement loans.

The Company was organized in 1997 at the direction of the Board of Directors of the Bank based on a plan of reorganization developed by the Board to substantially strengthen the Bank’s competitive position. On April 28, 1997, the shareholders of the Bank approved and authorized the reorganization, pursuant to which the Bank would become a wholly owned subsidiary of the Company. After final regulatory approvals, the reorganization was completed on June 6, 1997.

In September 1999, the Bank established a mortgage division of the Bank which operates as First Bank Mortgage (the “Mortgage Division”). This division originates mortgage loans and offers a variety of other mortgage products. In 2000, the Bank significantly expanded the Mortgage Division by acquiring certain mortgage banking offices from another financial institution. The acquisition of these offices consisted of the hiring of executives and staff employees, the assumption of leases, the purchase of fixed assets for approximately $200,000, and the purchase of an approximately $15,000,000 loan portfolio. As of December 31, 2002, First Bank Mortgage had locations in Augusta and Savannah, Georgia as well as Jacksonville, Florida.

Market Area and Competition

The primary service area (the “PSA”) of the Bank includes the counties of McDuffie, Richmond, and Columbia, Georgia, and the communities of Thomson and Augusta, Georgia which are approximately 30 miles apart. The Bank encounters competition in its PSA and in surrounding areas from other commercial banks. These competitors offer a full range of banking services and compete for all types of services, especially deposits. In addition, in certain aspects of its banking business, the Bank also competes with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds, and other financial service companies which attract customers that have traditionally been served by banks.

The extent to which other types of financial service companies compete with commercial banks has increased significantly over the past several years as a result of federal and state legislation which has permitted these organizations to compete for customers and offer products that have historically been offered by banks. The impact of this legislation and other subsequent legislation on the financial services industry cannot be predicted. See “ - Supervision and Regulation.”

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balance sheet of the Bank for the years ended December 31, 2002, 2001 and 2000. Also presented is the Bank’s actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability. This table includes all major categories of interest-earning assets and interest-bearing liabilities:

AVERAGE BALANCE SHEETS

(Dollar amounts in thousands)

		December 31,

	2002			2001			2000

		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield /	Average	Income/	Yield /	Average	Income/	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
INTEREST-EARNING ASSETS
Loans, net of unearned income	$175,022	$12,063	6.89%	$130,153	$10,464	8.04%	$68,102	$6,203	9.11%
Investment securities	23,320	1,296	5.56%	17,939	1,106	6.17%	12,720	842	6.62%
Federal funds sold	576	9	1.56%	453	18	3.97%	2,817	167	5.93%

Total interest-earning assets	198,918	13,368	6.72%	148,545	11,588	7.80%	83,639	7,212	8.62%
NON-INTEREST-EARNING ASSETS
Cash and due from banks	5,001			3,417			2,893
Bank premises and fixed assets	7,477			6,106			4,794
Accrued interest receivable	1,043			757			617
Other assets	2,831			1,252			1,187
Allowance for loan losses	(2,392)			(1,491)			(1,144)

Total assets	$212,878			$158,586			$91,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING DEPOSITS
NOW accounts	$16,077	$261	1.62%	$9,379	$173	1.85%	$8,232	$166	2.02%
Savings accounts	20,898	490	2.34%	7,593	251	3.31%	4,223	148	3.50%
Money market accounts	12,496	254	2.03%	9,821	305	3.11%	9,189	378	4.11%
Time accounts	103,504	3,735	3.61%	75,225	4,550	6.05%	38,291	2,370	6.19%

Total interest-bearing deposits	152,975	4,740	3.10%	102,018	5,279	5.18%	59,935	3,062	5.11%
OTHER INTEREST-BEARING LIABILITIES
Funds purchased	20,327	432	2.13%	25,786	986	3.82%	11,515	603	5.24%

Total interest-bearing liabilities	173,302	5,172	2.98%	127,804	6,265	4.90%	71,450	3,665	5.13%
NON-INTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	22,243			15,770			8,538
Other liabilities	2,285			2,903			1,307
Shareholders’ equity	15,048			12,109			10,691

Total liabilities and shareholders’ equity	$212,878			$158,586			$91,986

Interest rate spread			3.74%			2.90%			3.49%
Net interest income		$8,196			$5,323			$3,547
Net interest margin			4.12%			3.58%			4.24%
Average interest-earning assets to average total assets			93.44%			93.67%			90.93%
Average loans to average deposits			114.41%			110.50%			99.46%

Rate/Volume Analysis of Net Interest Income

The effect on interest income, interest expense and net interest income in the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate. Nonaccruing loans have been included in the category “Net loans and loans held for sale.”

	Year Ended December 31, 2002
		Compared with
	Year Ended December 31, 2001
	(In thousands)

	Increase (Decrease) Due to

	Volume	Rate	Total

Interest earned on:
Tax-exempt securities	$7	$—	$7
Taxable securities	327	(144)	183
Federal funds sold	5	(14)	(9)
Net loans and loans held for sale	3,612	(2,013)	1,599

Total interest income	$3,951	(2,171)	$1,780

Interest paid on:
NOW deposits	125	(37)	88
Money market deposits	84	(135)	(51)
Savings deposits	442	(203)	239
Time deposits	1,710	(2,525)	(815)
Borrowed funds	(210)	(344)	(554)

Total interest expense	2,151	(3,244)	(1,093)

Increase (decrease) in net interest income	$1,800	$1,073	$2,873

	Year Ended December 31, 2001
		Compared with
	Year Ended December 31, 2000
	(In thousands)

	Increase (Decrease) Due to

	Volume	Rate	Total

Interest earned on:
Tax-exempt securities	$(24)	$(1)	$(25)
Taxable securities	360	(71)	289
Federal funds sold	(150)	1	(149)
Net loans and loans held for sale	5,653	(1,392)	4,261

Total interest income	5,839	(1,463)	4,376

Interest paid on:
NOW deposits	24	(17)	7
Money market deposits	25	(98)	(73)
Savings deposits	117	(14)	103
Time deposits	2,345	(165)	2,180
Borrowed funds	748	(365)	383

Total interest expense	3,259	(659)	2,600

Increase (decrease) in net interest income	$2,580	$(804)	$1,776

Deposits

The Bank offers a wide range of commercial and consumer interest bearing and non-interest bearing deposit accounts, including checking accounts, money market accounts, negotiable order of withdrawal (“NOW”) accounts, individual retirement accounts, certificates of deposit and regular savings accounts. The sources of deposits are residents, businesses and employees of businesses within the Bank’s market area, obtained through the personal solicitation of the Bank’s officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank’s market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and similar items.

The following table details, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories (dollar amounts in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2002		December 31, 2001		December 31, 2000

		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid	Amount	Paid

Deposit Category
Non-interest bearing demand deposits	$22,243	—	$15,770	—	$8,538	—
NOW and money market deposits	28,573	1.80%	19,200	2.90%	17,421	3.12%
Savings deposits	20,898	2.34%	7,593	3.31%	4,223	3.50%
Time deposits	103,504	3.61%	75,225	6.05%	38,291	6.19%

The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2002 were as follows (in thousands):

Three months or less	$13,803
Over three months through six months	12,385
Over six months through twelve months	15,134
Over twelve months	7,387

Total	$48,709

Borrowed funds consist of short-term borrowings, including federal funds purchased, retail and other repurchase agreements and a line of credit with the Federal Home Loan Bank. The average balance of borrowed funds was approximately $20.3 million for the year ended December 31, 2002, compared to $25.8 million for the year ended December 31, 2001.

The most significant borrowed funds category for the Bank is the warehouse line of credit from the Federal Home Loan Bank. At December 31, 2002, the outstanding balance on the warehouse line of credit was $33,521,000 at a weighted average interest rate of 1.8%. At December 31, 2001, the outstanding balance on the line of credit was $33,555,000 at a weighted average interest rate of 2.07%. The average balance outstanding on the warehouse line of credit was $14,998,000 for the year ended December 31, 2002 with a weighted average interest rate of 2.26%. The average balance outstanding on the warehouse line of credit was $19,316,000 for the year ended December 31, 2001 with a weighted average interest rate of 3.66%. The maximum amount outstanding on the warehouse line of credit at any month end during 2002 was $42,952,000, and was $33,555,000 at any month end during 2001. The warehouse line of credit is secured by the mortgage loans held-for-sale originated with the borrowed funds. The interest rate on the warehouse line of credit for 2002 and 2001 was the Federal Home Loan Bank daily overnight rate plus 50 and 25 basis points, respectively.

Loan Portfolio

The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 2002, the Bank’s loan portfolio consisted of 16.6% commercial loans, 17.9% real estate construction loans, 54.6% real estate mortgage loans and 10.9% consumer/installment loans.

Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank’s legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. These loans include short-term lines of credit, short to medium-term plant and equipment loans, loans for general working capital and letters of credit.

The Bank’s consumer loans consist primarily of installment loans to individuals for personal, family or household purposes, including automobile loans to individuals and pre-approved lines of credit.

The Bank’s real estate mortgage loans include commercial mortgage lending and residential mortgage lending. The Bank’s commercial mortgage loans are generally secured by office buildings, retail establishments and other types of property. The Bank’s residential mortgage loans are primarily single-family residence loans secured by the residential property.

The Bank’s real estate construction loans consist of residential and commercial construction loans as well as land development loans. These loans are primarily construction and development loans to builders in the Augusta and Savannah, Georgia areas.

While risk of loss in the Bank’s loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Bank’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank’s real estate portfolio.

The Bank may originate loans and participate the loan with other banks with respect to loans which exceed the Bank’s lending limits or established credit criteria. In addition, the Bank may participate in loans originated by other banks. Management of the Bank does not believe that loan participations will necessarily pose any greater risk of loss than loans which the Bank originates.

The following table presents the categories of loans contained in the Bank’s loan portfolio as of the end of the five most recent fiscal years and the total amount of all loans for such periods:

	December 31,
	2002	2001	2000	1999	1998

	(In thousands)
Type of Loan
Commercial, financial and agricultural	$24,105	$26,863	$24,582	$10,468	$3,969
Real estate – construction	26,117	20,312	17,648	5,458	5,614
Real estate – mortgage	79,374	53,730	21,850	16,033	10,084
Installment and consumer	15,832	14,435	9,247	4,159	3,212

Subtotal	$145,428	$115,340	$73,327	$36,118	$22,879
Less:
Unearned income and deferred loan fees	(58)	(114)	(146)	(25)	(4)
Allowance for possible loan losses	(2,436)	(2,187)	(1,194)	(1,000)	(835)

Total (net of allowance)	$142,934	$113,039	$71,987	$35,093	$22,040

In addition to the above, at December 31, 2002, the Bank also had $67,927,000 of single family residential mortgage loans held-for-sale that were originated by the Bank’s Mortgage Division.

The table below presents an analysis of maturities of certain categories of loans as of December 31, 2002:

	Due in 1
	Year or	Due in 1 to	Due After
Type of Loan	Less	5 Years	5 Years	Total

	(In thousands)
Commercial, financial and agricultural	$11,707	$11,586	$812	$24,105
Real estate-construction	25,518	599	—	26,117

Total	$37,225	$12,185	$812	$50,222

The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 2002 (in thousands):

Loans due after 1 year with predetermined interest rates Loans due after 1 year with floating interest rates	$8,313 $4,684

The following table presents information regarding non-accrual, and past due loans at the dates indicated:

	December 31,

	2002	2001	2000	1999	1998

Loans accounted for on a non-accrual basis
Number	43	24	10	9	3
Amount	$597,000	$302,000	$161,000	$1,140,000	$220,000
Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	3	3	10	1	2
Amount	$91,000	$160,000	$98,000	$5,000	$1,000

The Bank does not have any loans which are “troubled debt restructurings” as defined in SFAS No. 15.

Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or, when in management’s judgment, the interest will not be collectible in the normal course of business. Additional interest income of $9,800 in 2002 would have been recorded if all loans accounted for on a nonaccrual basis had been current in accordance with their original terms. No interest income has been recognized in 2002 on loans that have been accounted for on a nonaccrual basis.

At December 31, 2002, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience

An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollar amounts in thousands)
Allowance, beginning of year	$2,187	$1,194	$1,000	$835	$752
Charge-offs:
Commercial, financial and agricultural	11	13	195	—	—
Installment and consumer	195	103	26	15	34
Credit Cards	7	8	—	6	3

	213	124	221	21	37

Recoveries:
Commercial, financial and agricultural	1	4	1	2	22
Installment and consumer	6	6	52	68	98
Credit Cards	4	1	1	1	—

	11	11	54	71	120

Net (charge-offs) recoveries	(202)	(113)	(167)	50	83

Provision charged to operations	451	1,106	361	115	—

Allowance, end of year	$2,436	$2,187	$1,194	$1,000	$835

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(.11)%	(.08)%	(.25%)	.16%	.39%

Loan Loss Allowance

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.

Accordingly, management has established an allowance for loan losses, which totaled approximately $2.4 million at December 31, 2002, which is allocated according to the following table, along with the percentage of loans in each category to total loans:

	2002		2001		2000		1999		1998

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollar amounts in thousands)
Commercial, financial and agricultural	$330	16.6%	$320	23.3%	$181	33.5%	$99	29.0%	$194	17.4%
Real estate - construction	704	17.9%	589	17.6%	356	24.1%	44	15.1%	90	24.5%
Real estate - mortgage	920	54.6%	782	46.6%	368	29.8%	522	44.4%	239	44.1%
Consumer and installment	387	10.9%	180	12.5%	75	12.6%	85	11.5%	106	14.0%
Unallocated	95	—	316	—	214	—	250	—	206	—

Total	$2,436		$2,187		$1,194		$1,000		$835

In evaluating the Bank’s allowance for loan losses, management has taken into consideration concentrations within the loan portfolio, past loan loss experience, growth of the portfolio, current economic conditions and the appraised value of collateral securing loans. Although management believes the allowance for loan losses is adequate, their evaluation is dependent upon future events. Management’s evaluation of losses is a continuing process which may necessitate adjustments to the allowance in future periods.

The Bank’s commercial loans represent approximately 16.6% of outstanding loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank’s loan portfolio. However, the Bank generally originates commercial loans on a secured basis, and at December 31, 2002, over 90% of the Bank’s commercial loans were secured. Management believes that the secured status of a substantial portion of the commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

The Bank’s consumer and installment loan portfolio is also well secured. At December 31, 2002 the majority of the Bank’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans inherently possess less risk than other categories of loans.

Real estate mortgage loans constitute approximately 54.6% of outstanding loans. These loans include both commercial and residential mortgage loans. Management believes the risk of loss for commercial real estate loans is generally higher than residential loans. Management continuously monitors the performance of the commercial real estate portfolio and collateral values. Residential mortgages are generally secured by the underlying residence. Management of the Bank believes that these loans are adequately secured.

Real estate construction loans represent approximately 17.9% of the Bank’s outstanding loans at December 31, 2002. This category of the loan portfolio consists of construction and development loans for real estate located in the Bank’s market areas in Georgia and commercial and residential construction and development loans. Management of the Bank closely monitors the performance of these loans and periodically inspects properties and development progress. Management considers these factors in estimating and evaluating the allowance for loan losses.

The Bank’s loans held for sale consist of single family residential mortgage loans originated by the Bank’s Mortgage Division. These loans are generally originated with an investor purchase commitment and are sold shortly after origination by the Bank. As such, the Bank does not provide for an allowance for loan losses on loans held for sale.

The Bank’s Board of Directors monitors the loan portfolio monthly to enable the Board to evaluate the adequacy of the allowance for loan losses. The Board reviews the loans as rated for performance classification and the resulting allowance resulting from the classifications. The provision for loan losses charged to operations is based on this determined allowance. In addition, the Board considers such factors as delinquent loans, collateral values and economic conditions in their evaluation of the adequacy of the allowance for loan losses.

Investments

As of December 31, 2002, investment securities comprised approximately 10.6% of the Bank’s assets. The Bank invests primarily in obligations of the United States or agencies of the United States, mortgage-backed securities and obligations, other taxable securities and in certain obligations of states and municipalities. The Bank also enters into federal funds transactions with its principal correspondent banks. The Bank may act as a net seller or net purchaser of such funds.

The following table presents, for the dates indicated, the estimated fair market value of the Bank’s investment securities available-for-sale. The Bank has classified all investment securities as available-for-sale.

	December 31,

	2002	2001	2000

	(In thousands)
Obligations of the U.S. Treasury and other U.S government agencies	$13,427	$8,376	$11,150
Mortgage-backed securities	10,756	9,014	2,616
Obligations of States and political subdivisions	990	—	—
Corporate Obligations	2,173	2,119	—

Total Investment Securities	$27,346	$19,509	$13,766

Federal Home Loan Bank stock	1,570	1,606	554
Total Investment Securities and FHLB Stock	$28,916	$21,115	$14,320

The following tables present the contractual maturities and weighted average yields of the Bank’s investments as of December 31, 2002:

	Maturities of Investment Securities
		After One	After Five
	Within	Through	Through	After
	One Year	Five Years	Ten Years	Ten Years

	(In thousands)
Obligations of the U.S. Treasury and other U.S. government agencies	$768	$3,277	$9,379	$3
Mortgage-backed securities	50	4,580	2,088	4,038
Obligations of States and political subdivisions	—	—	—	990
Corporate Obligations	$—	$2,173	—	—

Total	$818	$10,030	$11,467	$5,031

	Weighted Average Yields
		After One	After Five
	Within	Through	Through	After
	One Year	Five Years	Ten Years	Ten Years

Obligations of the U.S. Treasury and other U.S. government agencies	5.95%	3.66%	6.76%	6.01%
Mortgage-backed securities	6.00%	5.38%	5.78%	6.03%
Obligations of States and political subdivisions	—	—	—	4.03%
Corporate Obligations	—	7.18%	—	—

Total weighted average yield	5.95%	5.22%	6.58%	5.63%

With the exception of the U.S. Treasury notes and U.S. government agencies securities shown above, the Bank did not have investments with a single issuer exceeding, in the aggregate, 10% of the Bank’s shareholders’ equity.

Return on Equity and Assets

The following table presents certain profitability, return and capital ratios for the Company as of the end of the past three fiscal years.

	December 31,

	2002	2001	2000

Return on Assets	1.44%	1.06%	0.14%
Return on Equity	22.14%	13.83%	1.19%
Dividend Payout	—	—	—
Equity to Assets	7.07%	7.64%	11.60%

Asset/Liability Management

It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan investment, borrowing and capital policies. An asset and liability management committee is responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank’s assets in commercial, consumer and real estate loans.

The Bank’s asset/liability mix is monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank’s Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank’s earnings.

Correspondent Banking

Correspondent banking involves the delivery of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, over line and liquidity loan participations and sales of loans to or participations with correspondent banks.

The Bank sells loan participations to correspondent banks. Management of the Bank has established correspondent relationships with The Bankers Bank, the Federal Home Loan Bank of Atlanta and SunTrust Bank. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondent in non-interest bearing accounts.

Data Processing

The Bank has entered into a data processing servicing agreement with The Intercept Group, Inc. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.

Facilities

The Company’s main office is located at 2805 Wrightsboro Road at Daniel Village in Augusta, Georgia, which also serves as a banking office. The Bank operates four banking offices in Augusta, Georgia and one banking office in Thomson, Georgia. The Bank’s original office is located at 110 East Hill Street in Thomson, Georgia.

In addition to the Bank’s original office in Thomson, Georgia and the main office in Augusta, in October 1999, the Bank opened the West Town Office at 3820 Washington Road in the business district of Martinez, Georgia, which is located in Columbia County. In January 2001, the Bank opened the Medical Center Office on Walton Way in Augusta and opened the Fury’s Ferry Road office in April 2002. In November 2001, the Bank purchased a site located on Wheeler Road in Augusta for a purchase price of $706,000. In January 2002, the Bank purchased a site located in Evans, Georgia for a purchase price of $401,000. The Bank has purchased these two sites in anticipation of building full service banking facilities in the next few years.

The Bank also leases office space at one location in Augusta to house the Mortgage Division and its financial and accounting operations and another location in Augusta to house its human resources and loan operations. The Mortgage Division also operates offices in Savannah, Georgia and Jacksonville, Florida out of leased office space.

Employees

At December 31, 2002, the Bank employed 137 persons on a full-time or part-time basis, including 34 officers. The Bank will hire additional persons as needed on a full-time or part-time basis, including additional tellers and customer service representatives.

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

Supervision and Regulation

The following discussion is only intended to provide brief summaries of significant statutes and regulations that affect the banking industry and therefore is not complete. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on the Company’s business and prospects. Management cannot accurately predict the nature or extent of the effects on the Company’s business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

     The Company

General. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, which places the Company under the supervision of the Board of Governors of the Federal Reserve. The Company must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines the Company and the Bank.

Bank Holding Company Regulation. In general, the Bank Holding Company Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board’s approval before they:

•	acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;

•	merge or consolidate with another bank holding company; or

•	acquire substantially all of the assets of any additional banks.

Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. Under the Gramm-Leach-Bliley Act, a bank holding company meeting certain qualifications may apply to the Federal Reserve Board to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

With certain exceptions, the Bank Holding Company Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the Federal Reserve Board with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any “company” must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

Financial Services Modernization. The laws and regulations that affect banks and bank holding companies recently underwent significant changes as a result of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act of 1999. Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumers’ information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies may now engage in a wider variety of financial activities than permitted under previous law, particularly insurance and securities activities. In addition, in a change from previous law, a bank holding company may be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

Transactions with Affiliates. The Company and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Tie-In Arrangements. The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either of the Company or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

State Law Restrictions. As a Georgia business corporation, the Company may be subject to certain limitations and restrictions under applicable Georgia corporate law.

     The Bank

General. The Bank, as a Georgia state-chartered bank, is subject to regulation and examination by the State of Georgia Department of Banking and Finance, as well as the Federal Deposit Insurance Corporation. Georgia state laws regulate, among other things, the scope of the Bank’s business, its investments, its payment of dividends to the Company, its required legal reserves and the nature, lending limit, maximum interest charged and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated by Georgia to protect depositors and not to protect shareholders of the Company or the Bank.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Deposit Insurance Corporation evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Management believes that the Bank meets all such standards.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Under recent Federal Deposit Insurance Corporation regulations, banks are prohibited from using their interstate branches primarily for deposit production. The Federal Deposit Insurance Corporation has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Georgia has “opted in” to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the Federal Deposit Insurance Corporation. All insured banks are required to pay semi-annual deposit insurance premium assessments to the Federal Deposit Insurance Corporation.

Capital Adequacy. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The Federal Deposit Insurance Corporation and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

The Federal Reserve also employs a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

The Federal Deposit Insurance Corporation Improvement Act created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the Federal Deposit Insurance Corporation, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

     Recent Significant Changes in Banking Laws and Regulations

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Act”) was enacted to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The Act requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act, (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Item 2. Description of Property.

The Company’s main office is located at 2805 Wrightsboro Road at Daniel Village in Augusta, Georgia which also serves as a banking office. The Bank operates four banking offices in Augusta, Georgia and one banking office in Thomson, Georgia. All of these properties are owned by the Bank. The Mortgage Division operates one office in Augusta, Georgia, one office in Savannah, Georgia and one office in Jacksonville, Florida.

The Bank leases office property in Augusta, Georgia to house the Mortgage Division, its financial and accounting operations, human resources and loan operations. In addition, the Mortgage Division also leases office property in Savannah, Georgia and Jacksonville, Florida for its operations.

In November 2001, the Bank purchased a site located on Wheeler Road in Augusta for a purchase price of $706,000. In January 2002, the Bank purchased a site located in Evans, Georgia for a purchase price of $401,000. The Bank purchased these two sites in anticipation of building full service banking facilities in the next few years.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter ended December 31, 2002 to a vote of security holders of the Company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     A.     Market Information

The Company’s common stock trades on the Over-The-Counter Bulletin Board under the symbol “GECR”. The market for the Company’s common stock must be characterized as a limited market due to its relatively low trading volume and analyst coverage. The following table sets forth for the periods indicated the quarterly high and low bid quotation per share as reported by the Over-The-Counter Bulletin Board. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. The share prices below reflect the payment of a 15% stock dividend on December 16, 2002 and a 20% stock dividend on December 1, 2001.

	High	Low

Fiscal year ended December 31, 2002
First Quarter	$10.26	$10.22
Second Quarter	$13.26	$10.26
Third Quarter	$15.87	$13.91
Fourth Quarter	$16.96	$16.00
Fiscal year ended December 31, 2001
First Quarter	$8.29	$7.47
Second Quarter	$9.42	$7.03
Third Quarter	$10.14	$7.94
Fourth Quarter	$10.14	$7.85

B.   Holders of Common Stock

As of March 10, 2003, the number of holders of record of the Company’s common stock was 625.

C.   Dividends

No cash dividends were paid by the Company during the years ended December 31, 2002 or 2001. On December 16, 2002, the Company paid a 15% stock dividend to shareholders of record as of December 2, 2002 and the Company paid a 20% stock dividend on December 1, 2001 to shareholders of record as of November 15, 2001.

Future dividends will be determined by the Board of Directors of the Company in light of circumstances existing from time to time, including the Company’s growth, financial condition and results of operations, the continued existence of the restrictions described below on the Bank’s ability to pay dividends and other factors that the Board of Directors of the Company considers relevant. In addition, the Board of Directors of the Company may determine, from time to time, that it is prudent to pay special nonrecurring cash dividends in addition to or in lieu of regular cash dividends. Such special dividends will depend upon the financial performance of the Company and will take into account its capital position. No special dividend is presently contemplated.

Because the Company’s principal operations are conducted through the Bank, the Company generates cash to pay dividends primarily through dividends paid to it by the Bank. Accordingly, any dividends paid by the Company will depend on the Bank’s earnings, capital requirements, financial condition and other factors. Pursuant to the Georgia code, the Bank may pay dividends only when and if the Bank is not insolvent. In addition, dividends may not be declared or paid at any time when the Bank does not have combined paid-in capital and appropriated retained earnings equal to at least 20% of the Bank’s capital stock. Moreover, dividends may not be paid by the Bank without the prior approval of the Georgia Banking Department, if the dividends are in excess of specified amounts fixed by the Georgia Banking Department.

D.   Recent Sales of Unregistered Securities

On December 1, 2002, the Company issued 4,000 shares of its common stock as a result of the exercise of certain non-qualified options by The Prime Group, Inc. The Company received $44,000 in consideration of this issuance. The issuance of the common stock was made in reliance upon the exception from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipient thereof for investment and with no view toward the resale or distribution thereof. The purchaser had a preexisting relationship with the Company, the offer and sale was made without any public solicitation, and the stock certificate bears a restrictive legend. No underwriter was involved in the transaction and no commissions were paid.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and Bank and should be read in conjunction with the “Business” and “Financial Statements” sections included elsewhere in this Report.

The Company

Certain financial information for the Company and Bank consolidated, and solely the Bank as of and for the years ended December 31, 2002, 2001 and 2000 is presented below:

	2002		2001		2000

	Total Assets	Net Income	Total Assets	Net Income	Total Assets	Net Income

	(Dollar amounts in thousands)
Consolidated	$257,362	$3,331	$205,865	$1,675	$116,509	$127
Bank only	$257,251	$3,494	$205,797	$1,748	$116,485	$157

During 2002, the Company funded operational costs through internally generated funds. The Company incurred approximately $261,000 in operational costs for the year ended December 31, 2002. The Company recorded an income tax benefit of $98,000, resulting in a net loss of $68,000 for 2002. The Company received revenue in the form of dividends from the Bank in 2002 in the amount of $95,000.

During 2001, the Company entered into an agreement with The Bankers Bank that provides the Company with a line of credit of up to $3 million, which bears interest at the prime rate minus 50 basis points and matures in January 2014. As of December 31, 2002 and 2001, the outstanding balance under the line of credit was $1 million. The $1 million drawn by the Company was invested in the Bank as additional paid in capital during 2001. The arrangement requires the Company and the Bank to comply with certain financial and other covenants. At December 31, 2002 the Company and the Bank were in compliance with all applicable covenants.

The Bank

Financial Condition and Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

For the year ended December 31, 2002, the Bank experienced an increase in both total assets and net income. Total assets increased 25.0% to $257,251,000 at December 31, 2002 from $205,797,000 at December 31, 2001. Net income increased 99.9% to $3,494,000 from $1,748,000 for the year ended December 31, 2001. Average total assets were $212,878,000 for 2002 compared to $158,586,000 for 2001, an increase of $54,292,000, or 34.2%. This increase in average assets is primarily the result of an increase in loans outstanding, which increased $44,869,000 or 34.5%, from $130,153,000 for 2001 to $175,022,000 for 2002. This increase in loans is a direct result of the Bank’s expansion to new market areas through the opening of an additional full service banking location during 2002, growth in existing locations and the continued growth of the Mortgage Division. Net loans held for investment increased from $113,039,000 at December 31, 2001 to $142,934,000 at December 31, 2002, a change of $29,895,000, or 26.4%. Commercial loans decreased $2,758,000, or 10.3%, from 2001. Real estate mortgage loans increased $25,644,000, or 47.7%, from 2001, and real estate construction loans increased $5,805,000, or 28.6%, from 2001. Installment and consumer loans increased $1,397,000, or 9.7%, from 2001. The decrease in the commercial loans is primarily the result of a softening in the demand for commercial loans. The increases in each of the other loan categories are the result of the Bank’s continuing efforts to obtain these types of lending opportunities, and the opening of additional office locations of the Bank. Loans held for sale by the Bank increased from $58,736,000 in 2001 to $67,927,000 in 2002.

     The allowance for loan losses was $2,436,000 at December 31, 2002 and was $2,187,000 at December 31, 2001. This represents an increase of $249,000, or 11.4%. The increase in the allowance is based on management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the growth in the Bank’s loan portfolio. The Bank’s ratio of allowance for loan losses to gross loans was 1.14% at December 31, 2002 and was 1.26% at December 31, 2001. Substantially all loans held for sale originated by the Bank consist of well-secured single family residence mortgage loans and are originated with a sales commitment and are sold in the secondary market shortly after origination, thus greatly reducing the Bank’s credit risk. The Bank’s ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 1.68% at December 31, 2002, compared to 1.90% at December 31, 2001.

The asset growth of the Bank during 2002 was funded through deposit account growth resulting from the Bank’s expansion to new market areas, through growth in existing locations, through short-term borrowings from correspondent banks, and from a line of credit established with the Federal Home Loan Bank. Total deposit accounts at December 31, 2002 were $201,619,000, an increase of $51,996,000, or 34.8%, from $149,623,000 at December 31, 2001. Total other borrowings by the Bank were $35,745,000 at December 31, 2002, a decrease of $2,629,000, or 6.9%, from the balance of $38,374,000 at December 31, 2001.

The Bank’s loan to deposit ratio was 105.8% at December 31, 2002 and 116.3% at December 31, 2001.

Interest income was $13,368,000 for the year ended December 31, 2002, compared to $11,588,000 for 2001. This represents an increase of $1,780,000, or 15.4%. This increase was primarily attributable to an increase in interest income from loans of $1,599,000 in 2002 which resulted from the Bank’s continued increases in the loan portfolio. The volume increase was a result of the Bank’s increases in loans due to the expansion of the Bank’s market area through the opening of an additional location, loan growth in existing locations, and continued growth of the Bank’s Mortgage Division. Growth in the Bank’s Mortgage Division was also due to a declining interest rate environment for residential mortgage loans resulting in a greater number of refinancing transactions. Interest expense decreased $1,093,000, or 17.5%, from $6,265,000 for 2001 to $5,172,000 for 2002. This decrease resulted primarily from the declining rates for time deposits, but was partially offset by increases in all types of deposit accounts, and in funds purchased. The increase in deposit accounts was a result of the expansion of the Bank’s market area through the opening of an additional location and growth in existing locations. The Bank focuses on obtaining growth in deposit accounts to effectively fund the Bank’s loan growth. Non-interest bearing deposits increased $539,000 from 2001 to 2002. Net interest income for the year ended December 31, 2002 was $8,196,000, representing an increase of $2,873,000, or 54.0%, from $5,323,000 for the year ended December 31, 2001.

Noninterest income increased from $9,120,000 in 2001 to $10,397,000 in 2002, an increase of $1,277,000 or 14.0%. This increase is primarily due to the increase in the gain on sale of mortgage loans for 2002. This increase is a direct result of the Bank’s continued growth of the Mortgage Division during 2002, and increased loan fees from refinancing transactions.

Noninterest expense increased from $10,678,000 in 2001 to $12,662,000 in 2002, an increase of $1,984,000, or 19.3%. The increase primarily resulted from increased personnel and occupancy costs resulting from the opening of an additional branch location and the significant expansion of the Mortgage Division in 2002.

Net income increased $1,746,000, or 99.9%, from $1,748,000 in 2001 to $3,494,000 in 2002 as a result of each of the above matters.

2001 Compared to 2000

For the year ended December 31, 2001, the Bank experienced an increase in both total assets and net income. Total assets increased 76.7% to $205,797,000 at December 31, 2001 from $116,485,000 at December 31, 2000. Net income increased 1,013.4% to $1,748,000 from $157,000 for the year ended December 31, 2000. Average total assets were $158,586,000 for 2001 compared to $91,986,000 for 2000, an increase of $66,600,000 or 72.4%. This increase in average assets is primarily the result of an increase in loans outstanding, which increased $62,051,000, or 91.1%, from $68,102,000 for 2000 to $130,153,000 for 2001. This increase in loans is a direct result of the Bank’s expansion to new market areas through the opening of an additional full service banking location during 2001 and the continued growth of the Mortgage Division. Net loans held for investment increased from $71,987,000 at December 31, 2000 to $113,039,000 at December 31, 2001, a change of $41,052,000, or 57.0%. Commercial loans increased $2,281,000, or 9.3%, from 2000. Real estate mortgage loans increased $31,880,000, or 145.9%, from 2000, and real estate construction loans increased $2,644,000, or 15.1%, from 2000. Installment and consumer loans increased $5,188,000, or 56.1%, from 2000. These increases in each loan category are the result of the Bank’s continuing efforts to obtain these types of lending opportunities, and the opening of additional office locations of the Bank. Loans held for sale by the Bank increased from $17,610,000 in 2000 to $58,736,000 in 2001.

The allowance for loan losses was $2,187,000 at December 31, 2001 and was $1,194,000 at December 31, 2000. This represents an increase of $993,000 or 83.2%. The increase in the allowance is based on management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the growth in the Bank’s loan portfolio. The Bank’s ratio of allowance for loan losses to gross loans was 1.26% at December 31, 2001 and was 1.32% at December 31, 2000. Substantially all loans held for sale originated by the Bank consist of well-secured single family residence mortgage loans and are originated with a sales commitment and are sold in the secondary market shortly after origination, thus greatly reducing the Bank’s credit risk. The Bank’s ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 1.90% at December 31, 2001, compared to 1.63% at December 31, 2000.

The asset growth of the Bank during 2001 was funded through deposit account growth resulting from the Bank’s expansion to new market areas, through short-term borrowings from correspondent banks, and from a line of credit established with the Federal Home Loan Bank. Total deposit accounts at December 31, 2001 were $149,623,000, an increase of $64,135,000, or 75.0%, from $85,488,000 at December 31, 2000. Total other borrowings by the Bank were $38,374,000 at December 31, 2001, an increase of $18,580,000, or 93.9%, from the balance of $19,794,000 at December 31, 2000. This significant increase in borrowed funds is a result of the Bank’s loan growth in new market areas and the Bank’s utilization of borrowed funds to fund loans held-for-sale and construction lending by the Mortgage Division.

The Bank’s loan to deposit ratio was 116.3% at December 31, 2001 and 106.2% at December 31, 2000.

Interest income was $11,588,000 for the year ended December 31, 2001, compared to $7,212,000 for 2000. This represents an increase of $4,376,000, or 60.7%. This increase was primarily attributable to an increase in interest income from loans of $5,653,000 in 2001. The volume increase was a result of the Bank’s increase in loans due to the expansion of the Bank’s market area through the opening of an additional location, loan growth in existing locations, and continued growth of the Bank’s Mortgage Division. Growth in the Bank’s Mortgage Division was also due to a declining interest rate environment for residential mortgage loans resulting in a greater number of refinancing transactions. Interest expense increased $2,600,000, or 70.9%, from $3,665,000 for 2000 to $6,265,000 for 2001. This increase resulted primarily from the effects of increases in all types of deposit accounts, and in funds purchased. In addition, the increase in volume was partially offset by a decrease in rates paid for time deposits. The increase in deposit accounts was a result of the expansion of the Bank’s market area through the opening of an additional location and growth in existing locations. The Bank focuses on obtaining growth in deposit accounts to effectively fund the Bank’s loan growth. The increase in funds purchased by the Bank reflects this growth in the Bank’s loan portfolio. Non-interest bearing deposits increased $5,704,000 from 2000 to 2001. Net interest income for the year ended December 31, 2001 was $5,323,000, representing an increase of $1,776,000, or 50.0%, from $3,547,000 for the year ended December 31, 2000.

Noninterest income increased from $2,456,000 in 2000 to $9,120,000 in 2001, an increase of $6,664,000 or 271.3%. This increase is primarily due to the increase in the gain on sale of mortgage loans for 2001. This increase is a direct result of the Bank’s continued development and expansion of the Mortgage Division during 2001, and increased loan fees from refinancing transactions.

Noninterest expense increased from $5,428,000 in 2000 to $10,678,000 in 2001, an increase of $5,250,000 or 96.7%. The increase primarily resulted from increased personnel and occupancy costs resulting from the opening of an additional location and the significant expansion of the Mortgage Division in 2001.

Net income increased $1,591,000, or 1,013.4%, from $157,000 in 2000 to $1,748,000 in 2001 as a result of each of the above matters.

Liquidity and Interest Rate Sensitivity

Deposit levels and the associated timing and quantity of funds flowing into and out of a bank inherently involve a degree of uncertainty. In order to insure that a bank is capable of meeting depositors’ demands for funds, the Bank must maintain adequate liquidity. Liquid assets, consisting primarily of cash and deposits due from other banks, federal funds sold and investment securities maturing within one year, provide the source of such funds. Insufficient liquidity may force a bank to engage in emergency measures to secure necessary funding. Because such measures may be quite costly, earnings will also suffer if excess liquidity is maintained. The Bank monitors its liquidity on a monthly basis and seeks to maintain it at an optimal level.

As of December 31, 2002, the Bank’s liquidity ratio was 39.6% as compared to 22.8% at December 31, 2001. In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with The Bankers Bank and SunTrust Bank. Management is not aware of any demands, commitments or uncertainties, which could materially affect the Bank’s liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities on December 31, 2002 with a market value of $27.3 million in its available-for-sale portfolio which would provide an additional source of liquidity.

Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank’s exposure to interest rate risk. Various assets and liabilities are termed to be “rate sensitive” when the interest rate can be replaced. By definition, the “gap” is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon. At December 31, 2002, the Bank was asset sensitive through three months, and liability sensitive through one year.

The following is an analysis of rate sensitive assets and liabilities as of December 31, 2002 (in thousands):

				5 years
	0- 3 mos.	3 – 12 mos.	1 – 5 years	or more	Total

Taxable securities	$—	$818	$10,030	$15,508	$26,356
Tax-exempt securities	—	—	—	990	990
Federal funds sold	507	—	—	—	507
Loans	131,134	8,394	62,617	11,152	213,297

Total rate sensitive assets	131,641	9,212	72,647	27,650	241,150
NOW and money market deposits	34,368	—	—	—	34,368
Savings deposits	30,763	—	—	—	30,763
Time deposits	20,826	73,120	18,356	1,674	113,976

Total rate sensitive deposits	85,957	73,120	18,356	1,674	179,107
Borrowed funds	35,725	—	20	—	35,745

Total rate sensitive liabilities	121,682	73,120	18,376	1,674	214,852

Excess of rate sensitive assets less rate sensitive liabilities	9,959	(63,908)	54,271	25,976	26,298
Cumulative ratio of rate sensitive assets to liabilities	108%	72%	100%	112%
Cumulative gap	9,959	(53,949)	322	26,298

Capital Resources

The equity capital of the Company totaled $16,895,000 at December 31, 2002. The Company was formed in 1997 as a holding company of the subsidiary bank. In effecting the transaction of establishing the holding company, the Company acquired 100% of the issued and outstanding shares of stock of the Bank and in exchange issued each stockholder a pro rata number of shares of stock of the Company so each stockholder’s ownership of the Company was consistent with the previous ownership of the Bank. The transaction has been accounted for in accordance with generally accepted accounting principles in a manner similar to a pooling of interests in which all prior periods presented in the Company’s consolidated financial statements have been restated to give effect to the transaction as if it occurred at the beginning of the earliest period presented.

The equity capital of the Bank totaled $17,761,000 at December 31, 2002, an increase of $3,637,000, or 25.8%, from equity capital of $14,124,000 at December 31, 2001. The increase in equity capital was attributable to the Bank’s net income of $3.49 million, an increase of $238,000 in the Bank’s unrealized loss on available-for-sale securities, which under Statement of Financial Accounting Standard No. 115, is recognized in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account, and was decreased by a dividend paid to the Company of $95,000.

Management believes that the Bank’s capitalization is adequate to sustain growth experienced in 2002. The following table sets forth the applicable required capital ratios for the Company and the Bank and the actual capital ratios for the Company and the Bank as of December 31, 2002:

		Minimum
	December 31, 2002	Regulatory Requirement

Bank
Tier 1 Capital ratio	9.15%	4.0%
Total risk-based capital ratio	10.39%	8.0%
Leverage ratio	7.17%	4.0%

Company – Consolidated
Tier 1 Capital ratio	8.68%	4.0%
Total risk-based capital ratio	9.93%	8.0%
Leverage ratio	6.81%	4.0%

The above ratios indicate that the capital position of the Company and the Bank are sound and that the Company is well positioned for future growth.

There are no commitments of capital resources known to management which would have a material impact on the Bank’s capital position.

Item 7. Financial Statements and Supplementary Data.

The following financial statements are filed with this report:

Report of Independent Certified Public Accountants

Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

[Letterhead of Cherry, Bekaert & Holland, LLP]

Report of Independent Certified Public Accountants

The Board of Directors
Georgia-Carolina Bancshares, Inc.
Augusta, Georgia

We have audited the accompanying consolidated statements of financial condition of Georgia-Carolina Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Georgia-Carolina Bancshares, Inc. as of December 31, 2002 and 2001, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Augusta, Georgia
March 12, 2003

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Financial Condition
December 31, 2002 and 2001
(dollars in thousands, except per share amounts)

	2002	2001

Assets
Cash and due from banks	$7,520	$3,316
Federal funds sold	507	402
Securities available-for-sale	27,346	19,509
Loans, net of allowance for loan losses	142,934	113,039
Loans held for sale	67,927	58,736
Bank premises and fixed assets	7,171	6,991
Accrued interest receivable	1,245	1,092
Foreclosed real estate, net of allowance	305	383
Deferred tax asset, net	449	401
Federal Home Loan Bank Stock	1,570	1,606
Other assets	388	390

Total assets	$257,362	$205,865

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$22,512	$21,973
Interest-bearing:
NOW accounts	22,703	11,426
Savings	30,763	11,586
Money market accounts	11,665	12,818
Time deposits of $100,000, and over	48,709	42,848
Other time deposits	65,267	48,972

Total deposits	201,619	149,623
Other liabilities, borrowings and retail agreements	38,848	43,042

Total liabilities	240,467	192,665

Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 1,307,790 and 1,127,214 shares issued and outstanding	1	1
Additional paid-in capital	13,294	10,267
Retained earnings	3,196	2,766
Accumulated other comprehensive income	404	166

Total shareholders’ equity	16,895	13,200

Total liabilities and shareholders’ equity	$257,362	$205,865

The accompanying notes are an integral part of these financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Income
Years Ended December 31, 2002, 2001 and 2000
(dollars in thousands, except per share amounts)

	2002	2001	2000

Interest income
Interest and fees on loans	$12,063	$10,464	$6,203
Interest on taxable securities	1,289	1,106	817
Interest on nontaxable securities	7	—	25
Interest on Federal funds sold	9	18	167

Total interest income	13,368	11,588	7,212

Interest expense
Interest on time deposits of $100,000 or more	1,595	1,783	596
Interest on other deposits	3,145	3,496	2,466
Interest on funds purchased and other borrowings	432	986	603

Total interest expense	5,172	6,265	3,665

Net interest income	8,196	5,323	3,547
Provision for loan losses	451	1,106	361

Net interest income after provision for loan losses	7,745	4,217	3,186

Noninterest income
Service charges on deposits	564	480	330
Other income	14	170	—
Gain on sale of mortgage loans	9,819	8,470	2,126

	10,397	9,120	2,456

Noninterest expense
Salaries and employee benefits	8,502	7,246	3,404
Occupancy expenses	1,016	926	595
Other expenses	3,361	2,622	1,470

	12,879	10,794	5,469

Income before income taxes	5,263	2,543	173
Income tax expense	1,932	868	46

Net income	$3,331	$1,675	$127

Earnings per share
Basic	$2.56	$1.29	$.10

Diluted	$2.37	$1.22	$.09

The accompanying notes are an integral part of these financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2002, 2001 and 2000
(dollars in thousands, except per share amounts)

	2002	2001	2000

Net income	$3,331	$1,675	$127
Unrealized holding gains arising during period less reclassification adjustment for gains and losses included in net income, net of tax	238	259	217

Comprehensive income	$3,569	$1,934	$344

The accompanying notes are an integral part of these financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2002, 2001 and 2000
(dollars in thousands, except per share amounts)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 1999	931,750	$1	$10,188	$964	$(310)	$10,843
Net income	—	—	—	127	—	127
Change in unrealized gain on securities available-for-sale, net of deferred taxes	—	—	—	—	217	217
Proceeds from exercise of stock options	4,000	—	40	—	—	40

Balance, December 31, 2000	935,750	1	10,228	1,091	(93)	11,227
Net income	—	—	—	1,675	—	1,675
Change in unrealized gain (loss) on securities available-for-sale, net of deferred taxes	—	—	—	—	259	259
Stock split effected in the form of a stock dividend	187,387	—	—	—	—	—
Issuance of stock for compensation	4,077	—	39	—	—	39

Balance, December 31, 2001	1,127,214	1	10,267	2,766	166	13,200
Net income	—	—	—	3,331	—	3,331
Change in unrealized gain on securities available-for-sale, net of deferred taxes	—	—	—	—	238	238
Stock dividend	170,523	—	2,901	(2,901)	—	—
Proceeds from exercise of stock options	4,000	—	44	—	—	44
Issuance of stock for compensation	6,053	—	82	—	—	82

Balance, December 31, 2002	1,307,790	$1	$13,294	$3,196	$404	$16,895

The accompanying notes are an integral part of these financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000
(dollars in thousands, except per share amounts)

	2002	2001	2000

Cash flows from operating activities
Net income	$3,331	$1,675	$127
Adjustments to reconcile net income to net cash Used in operating activities:
Depreciation and amortization	443	388	278
Provision for loan losses	451	1,106	361
Stock compensation	82	39	—
Deferred income tax	(210)	(332)	40
Net originations, proceeds and gain on loans originated for sale	(9,191)	(41,126)	(17,610)
(Increase) in accrued interest receivable	(153)	(496)	(188)
(Decrease) increase in accrued interest payable	(883)	1,151	652
Net change in other assets and liabilities	(532)	1,287	(60)

Net cash used in operating activities	(6,662)	(36,308)	16,400)

Cash flows from investing activities
(Increase) decrease in Federal funds sold	(105)	(402)	17,010
Loan originations and collections, net	(31,002)	(42,169)	(37,738)
Purchases of available-for-sale securities	(14,988)	(16,540)	(2,746)
Proceeds from maturities, sales, and calls of available-for-sale securities	7,587	10,137	1,191
Proceeds from sale of foreclosed real estate	741	100	—
Net additions to premises and equipment	(778)	(1,819)	(1,781)

Net cash used in investing activities	(38,545)	(50,693)	(24,064)

Cash flows from financing activities
Net increase in deposits and funds purchased	49,367	84,795	42,675
Proceeds from stock options exercised	44	—	40

Net cash provided by financing activities	49,411	84,795	42,715

Net increase (decrease) in cash and due from banks	4,204	(2,206)	2,251
Cash and due from banks at beginning of year	3,316	5,522	3,271

Cash and due from banks at end of year	$7,520	$3,316	$5,522

The accompanying notes are an integral part of these financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 1 – Nature of business and significant accounting policies

Nature of business

Georgia-Carolina Bancshares, Inc. (the “Company”) is a one-bank holding company. Substantially all of its business is conducted by its wholly-owned subsidiary, First Bank of Georgia (the “Bank”). The Bank is engaged in community banking activities through its locations in Thomson and Augusta, Georgia, and the surrounding area. Most of the Bank’s loans and loan commitments have been granted to customers in the Columbia, Richmond, and McDuffie County, Georgia areas. Many of the Bank’s loan customers are also depositors of the Bank. The Bank has established a mortgage division that operates as First Bank Mortgage. This division currently has locations in Augusta and Savannah, Georgia and Jacksonville, Florida. The division originates residential real estate mortgage loans and provides financing to residential construction and development companies. Substantially all residential mortgage loans originated by the division are sold in the secondary market.

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

Significant group concentrations of credit risk – A substantial portion of the Bank’s loan portfolio is to customers in the Thomson and Augusta, Georgia market areas. The ultimate collectibility of a substantial portion of the portfolio is therefore susceptible to changes in the economic and market conditions in and around these areas.

Cash and due from banks - For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). The Bank maintains due from accounts with banks primarily located in Georgia. Balances generally exceed insured amounts.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 1 – Nature of business and significant accounting policies (continued)

Investment securities - The Bank’s investments in securities are classified and accounted for as follows:

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

Gains and losses on the sale of securities are determined using the specific-identification method. Dividends and interest income are recognized when earned. A decline in fair value of individual available-for-sale or held-to-maturity securities below cost that is deemed other than temporary results in write-downs of individual securities to their fair value.

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

Accrual of interest income is discontinued when a loan becomes 90 days past due as to principal and interest or when, in management’s judgment, the interest will not be collectible in the normal course of business. Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current interest income. Interest income is subsequently recognized only to the extent cash payments are received.

The accrual of interest on impaired loans is discontinued when, in management’s judgment, the borrower may be unable to meet payments as due. Management applies this criteria to all loans identified for evaluation except for smaller-balance homogeneous residential mortgage and consumer installment loans that are collectively evaluated for impairment. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Management of the Bank evaluates the borrower’s ability to pay, the value of any collateral, and other factors in determining when a loan is impaired. Management does not consider a loan to be impaired during a period of delay in payment if it is expected that the Bank will collect all amounts due including interest accrued at the contractual interest rate for the period of the delay.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 1 – Nature of business and significant accounting policies (continued)

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans, including impaired loans, are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible, based on evaluation of the collectibility of certain specific loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

Bank premises and equipment - Premises and equipment are stated at cost less accumulated depreciation, computed by straight-line and declining balance methods over the estimated useful lives of the assets, which range from three to forty years.

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

Earnings per share - Earnings per share are calculated on the basis of the weighted average number of shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company’s outstanding stock options are the primary cause of the Company’s diluted earnings per share.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 1 – Nature of business and significant accounting policies (continued)

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

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 1 – Nature of business and significant accounting policies (continued)

Stock-based compensation – The Company accounts for stock-based compensation utilizing the intrinsic value method. See Note 10 for additional information regarding the Company’s stock-based compensation plan. Presented below is certain actual financial information of the Company with comparative proforma information determined as if the Company had accounted for the stock-based compensation utilizing the fair-value method (in thousands, except per share amounts).

	2002	2001	2000

Net income as reported	$3,331	$1,675	$127
Earnings per share as reported
Basic:	$2.56	$1.29	$.10
Diluted:	$2.37	$1.22	$.09
Stock-based employee compensation cost included in net income as reported	$—	$—	$—
Stock-based employee compensation cost based on fair-value method	$157	$118	$8
Proforma net income including stock-based compensation cost based on fair-value method	$3,174	$1,557	$119
Proforma earnings per share including stock-based compensation cost based on fair-value method
Basic:	$2.44	$1.20	$.09
Diluted:	$2.26	$1.13	$.09

New accounting pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which established accounting standards for derivative instruments. This Statement and subsequent amendments to the Statement were adopted by the Company for the year ended December 31, 2001. The adoption of this Statement did not have a significant impact on the Company’s financial reporting or operations.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. No. 141 addresses financial reporting for business combinations by specifying that all combinations are to be accounted for by using the purchase method. No. 142 addresses reporting for acquired goodwill and other intangible assets, but not those acquired in a business combination. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002 and determined that the provisions of No. 142 do not have an impact on the financial position of the Company and results of operations for the year ended 2002.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 1 – Nature of business and significant accounting policies (continued)

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”, which amended SFAS No. 72, and No. 144 and FASB Interpretation No.9 to apply the purchase method of accounting for acquisitions of all or parts of a financial institution. The provisions of this Statement were adopted by the Company as of October 1, 2002 and the Company determined that this Statement did not have a significant impact on the Company’s financial reporting or operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”, which provides alternative methods of transition for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation. The provisions of SFAS No. 148 as adopted by the Company did not have a significant impact on the Company’s financial reporting or operations.

Reclassifications – Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform with the 2002 presentation.

Note 2 – Investment securities

The amortized cost and fair value amounts of securities owned as of December 31, are shown below:

	2002

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)

Available-for-sale securities:
U.S. Government and agency	$13,093	$334	$—	$13,427
Mortgage-backed	10,558	198	—	10,756
Corporate obligations	2,044	129	—	2,173
State and municipal	999	—	(9)	990

	$26,694	$661	$(9)	$27,346

	2001

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)

Available-for-sale securities:
U.S. Government and agency	$8,239	$146	$(9)	$8,376
Mortgage-backed	8,961	82	(29)	9,014
Corporate obligations	2,057	62	—	2,119

	$19,257	$290	$(38)	$19,509

The amortized cost and fair value of securities as of December 31, 2002, by contractual maturity, are as follows. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalty, therefore these securities are not included in the maturity categories in the following maturity summary.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 2 – Investment securities (continued)

	Securities
	Available-for-Sale

	Amortized	Fair
	Cost	Value

	(In thousands)

One year or less	$750	$768
After one year through five years	5,237	5,450
After five years through ten years	9,150	9,379
After ten years	999	993
Mortgage backed securities	10,558	10,756

	$26,694	$27,346

Securities with a carrying amount of approximately $16.1 million and $15.9 million at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes.

There were no material net realized gains (losses) on sales of securities during 2002, 2001, or 2000.

Note 3 – Loans

The composition of loans is summarized as follows:

	December 31,

	2002	2001

	(In thousands)

Commercial and industrial	$24,105	$26,863
Real estate - construction	26,117	20,312
Real estate - mortgage	79,374	53,730
Consumer	15,832	14,435

	145,428	115,340
Unearned income	(58)	(114)

	145,370	115,226
Allowance for loan losses	(2,436)	(2,187)

Loans, net	$142,934	$113,039

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 3 – Loans (continued)

Changes in the allowance for loan losses were as follows:

	December 31,

	2002	2001	2000

	(In thousands)

Balance, beginning of year	$2,187	$1,194	$1,000
Provision charged to operations	451	1,106	361
Recoveries	11	11	53
Loans charged off	(213)	(124)	(220)

Balance, end of year	$2,436	$2,187	$1,194

Loans for which the accrual of interest had been discontinued or reduced amounted to approximately $597,000 and $302,000 at December 31, 2002 and 2001, respectively. There was no significant reduction in interest income associated with non-accrual and renegotiated loans. There were no loans identified as impaired under SFAS 114 at December 31, 2002 or 2001.

At December 31, 2002, executive officers and directors, and companies in which they have a beneficial ownership, were indebted to the Bank in the aggregate amount of $910,000. The interest rates on these loans were substantially the same as rates prevailing at the time of the transactions, and repayment terms are customary for the type of loan involved. Following is a summary of transactions for 2002 and 2001:

	December 31,

	2002	2001

	(In thousands)

Balance, beginning of year	$490	$759
Advances	764	152
Repayments	344	421

Balance, end of year	$910	$490

Note 4 – Foreclosed real estate

A summary of foreclosed real estate is as follows:

	December 31,

	2002	2001	2000

	(In thousands)

Carrying amount of property	$305	$383	$483
Less: valuation allowance	—	—	—

	$305	$383	$483

The provision charged to income, net of recoveries and charge offs, amounted to approximately $0 for each of the years presented.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 5 – Bank premises and equipment

Bank premises and equipment consists of the following:

	December 31,

	2002	2001

	(In thousands)

Land	$3,092	$2,898
Building and improvements	3,305	3,241
Equipment, furniture and fixtures	2,629	2,333
Construction in progress	58	361

Total cost	9,084	8,833
Less accumulated depreciation	(1,913)	(1,842)

Premises and equipment, net	$7,171	$6,991

Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was approximately $443,000, $388,000, and $278,000, respectively.

Note 6 – Deposits

At December 31, 2002, the scheduled maturities of time deposit liabilities were as follows:

(In thousands)

2003	93,946
2004	12,784
2005	4,707
2006	555
2007 and thereafter	1,984

$113,976

To manage the Bank’s funding capabilities the Bank may also enter into retail deposit agreements with customers and may obtain short-term funding from other institutions. Retail deposit agreements with customers are generally secured by investment securities owned by the Bank. Retail agreements are established at prevailing market rates. Short-term funding from other institutions is generally overnight funding at current market rates.

Note 7 – Federal Home Loan Bank advances

The Bank had available at December 31, 2002 and 2001, a warehouse line of credit through the Federal Home Loan Bank of Atlanta (FHLB) that provided the availability of up to $45 million in advances to the Bank. As of December 31, 2002 and 2001, the Bank had outstanding advances on this warehouse line of approximately $33.5 million and $33.6 million, respectively. The advances are collateralized by Bank loans held-for-sale. The outstanding balances consist of individual advances with separate maturity periods of thirty-one days from date of issuance. The weighted average interest rates on the outstanding advances were 1.80% and 2.08% as of December 31, 2002 and 2001, respectively. Maturity dates for the outstanding advances as of December 31, 2002 ranged from January 23 through January 31, 2003.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 8 – Line of Credit

The Company has a line of credit with a financial institution providing the Company the ability to draw $3 million at current market rates. The line matures January 2014. The balance drawn by the Company at December 31, 2002 was $1 million. The arrangement provides for the Company and Bank to comply with financial covenants related to capital levels, the allowance for loan losses, dividend payments and other financial matters. At December 31, 2002 the Company was in compliance with these covenants.

Note 9 – Employee benefit plan

The Bank has a 401(k) salary-deferred plan covering substantially all employees. At the discretion of the Bank’s Board of Directors, the Bank may match a percentage of the annual amounts deferred by employees. Matching amounts are funded by the Bank as accrued. Total deferred and matching amounts are limited to amounts that can be deducted for Federal income tax purposes. The Bank’s matching contributions were approximately $102,000, $58,000 and $15,000, respectively, for each of the years in the three year period ended December 31, 2002.

Note 10 – Shareholders’ equity and regulatory requirements

The primary source of funds available to the Company is the payment of dividends by the subsidiary Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.

The Bank is subject to various regulatory capital requirements administered by state and Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that as of December 31, 2002, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 10 – Shareholders’ equity and regulatory requirements (continued)

The Bank’s actual capital amounts and ratios are also presented in the table.

					Required to be Well-
					Capitalized Under
			Required For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In thousands, except percentages)

As of December 31, 2002
Total capital (to Risk Weighted Assets)
Bank	$19,729	10.39%	$15,184	8.0%	$18,980	10.0%
Consolidated	$18,866	9.93%	$15,184	8.0%	$—	—
Tier 1 capital (to Risk Weighted Assets)
Bank	$17,356	9.15%	$7,592	4.0%	$11,388	6.0%
Consolidated	$16,491	8.68%	$7,592	4.0%	$—	—
Tier 1 leverage (to Average Assets)
Bank	$17,356	7.17%	$9,687	4.0%	$12,109	5.0%
Consolidated	$16,491	6.81%	$9,687	4.0%	$—	—

					Required to be Well-
					Capitalized Under
			Required For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In thousands, except percentages)

As of December 31, 2001
Total capital (to Risk Weighted Assets)
Bank	$15,886	10.32%	$12,318	8.0%	$15,398	10.0%
Consolidated	$14,962	9.72%	$12,318	8.0%	$—	—
Tier 1 capital (to Risk Weighted Assets)
Bank	$13,958	9.06%	$6,159	4.0%	$9,239	6.0%
Consolidated	$13,034	8.47%	$6,159	4.0%	$—	—
Tier 1 leverage (to Average Assets)
Bank	$13,958	7.54%	$7,409	4.0%	$9,260	5.0%
Consolidated	$13,034	7.04%	$7,409	4.0%	$—	—

In 2001 the Company paid a 20% stock dividend in the form of a six-for-five split of the common stock. As a result, approximately $187 ($0.001 par for each share issued pursuant to the split) was transferred from retained earnings to the common stock. Cash was paid in lieu of fractional shares.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 10 – Shareholders’ equity and regulatory requirements (continued)

In 2002, the Company paid a 15% stock dividend. As a result, approximately $170 ($0.001 par for each share issued pursuant to the dividend) was transferred from retained earnings to common stock. Additionally, approximately $2.9 million was transferred from retained earnings to additional paid in capital based on the issuance price of the dividend of $17 per share. Cash was paid in lieu of fractional shares.

During 1997 the Company adopted the 1997 Stock Option Plan (the “Plan”) for eligible directors, officers and key employees of the Company and subsidiary bank. Options are granted to purchase common shares at prices not less than the fair market value of the stock at the date of grant. The maximum number of shares which may be reserved and made available-for-sale under the Plan is 138,000 shares, as adjusted for the Company’s six-for-five split of the common stock and the 15% stock dividend.

The Plan provides for the grant of both incentive and nonqualified stock options on the Company’s common stock. The Stock Option Committee of the Board of Directors of the Company establishes to whom options shall be granted and determines exercise prices, vesting requirements and the number of shares covered by each option, subject to the approval of the Company’s Board of Directors.

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation”, the Company has elected to account for the Plan in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

Presentation of pro forma information regarding net income and earnings per share is presented in Note 1 to the financial statements, and has been determined as if the Company had accounted for the Plan under the fair value method of that Statement. The fair value for these options was estimated, for each of the years presented, at the date of grant using an option pricing model which included the following assumptions:

Dividend yield	1.0%
Volatility	10.0%
Risk-free rate	6.5%

In addition, the model assumed that each option was exercised in the initial year of vesting.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option’s vesting period. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. In management’s opinion, the model does not necessarily provide a reliable single measure of the fair value of options.

Vesting requirements are determined by the Board of Directors at the time options are granted, and generally provide for vesting over a four-year period. The Plan provides that vesting periods may not exceed ten years.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 10 – Shareholders’ equity and regulatory requirements (continued)

A summary of the Company’s stock option activity, and related information, for the years ended December 31, 2002, 2001 and 2000 follows. Exercise price per share information is based on weighted averages.

	2002		2001		2000

	Exercise Price		Exercise Price		Exercise Price
		Per		Per		Per
	Options	Share	Options	Share	Options	Share

Outstanding – beginning of year	76,520	$9.09	55,075	$9.29	35,755	$9.68
Granted	25,237	13.98	21,445	8.57	19,320	8.62
Expired	—	—	—	—	—	—

Outstanding – end of year	101,757	$10.30	76,520	$9.09	55,075	$9.29

Stock options exercisable and the weighted-average exercise price at December 31, 2002, 2001 and 2000 follows:

	2002	2001	2000

Options	59,813	35,243	15,011
Weighted-average exercise price	$9.55	$9.50	$11.25

The estimated weighted-average fair value of options granted during the years ended December 31 are as follows (per option):

2002	$1.62
2001	$1.46
2000	$0.81

At December 31, 2002, options outstanding have exercise prices that range from $8.33 per share to $17.05 per share. The weighted-average remaining contractual life of options outstanding at December 31, 2002 was 48 months.

At December 31, 2002, options to purchase 4,000 shares of the Company’s common stock were outstanding from options granted prior to the 1997 Stock Option Plan. The options are non-transferable and have an exercise price of twelve dollars per share and expire during the year 2003. Four thousand options were exercised during the year ended December 31, 2002. No additional shares are available to be granted under this arrangement. None of the options outstanding under this arrangement are owned by employees or directors of the Company.

Following is a reconciliation of the income amounts and common stock amounts utilized in computing the Company’s earnings per share for each of the following years ended December 31. Share amounts are weighted average amounts.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 10 – Shareholders’ equity and regulatory requirements (continued)

	2002

	Income	Shares
	(Numerator)	(Denominator)	Per Share

	(Dollars in thousands, except per share)

Basic EPS
Income available to common stockholders	$3,331	1,301,465	$2.56
Effect of stock options outstanding	—	105,757	0.19

Diluted EPS
Income available to common stockholders plus conversions	$3,331	1,407,222	$2.37

	2001

	Income	Shares
	(Numerator)	(Denominator)	Per Share

	(Dollars in thousands, except per share)

Basic EPS
Income available to common stockholders	$1,675	1,294,011	$1.29
Effect of stock options outstanding	—	84,520	0.07

Diluted EPS
Income available to common stockholders plus conversions	$1,675	1,378,531	$1.22

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 10 – Shareholders’ equity and regulatory requirements (continued)

	2000

	Income	Shares
	(Numerator)	(Denominator)	Per Share

	(Dollars in thousands, except per share)

Basic EPS
Income available to common stockholders	$127	1,285,185	$0.10
Effect of stock options outstanding	—	67,075	0.01

Diluted EPS
Income available to common stockholders plus conversions	$127	1,352,890	$0.09

Previously reported earnings per share amounts have been restated to reflect the effects of the 2001 stock split and the 2002 stock dividend.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 11 – Income taxes

The total income taxes in the statements of income for the years ended December 31, were as follows (in thousands):

	2002	2001	2000

Current tax	$2,044	$1,237	$6
Deferred tax (benefit)	(112)	(369)	40

	$1,932	$868	$46

The Bank’s provision for income taxes differs from the amounts computed by applying the Federal and state income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	2002	2001	2000

Statutory rates	38.0%	38.0%	38.0%
Tax exempt income	—	—	(5.5)
Nondeductible interest	—	—	0.7
Other, including effect of graduated rate brackets	(1.3)	(4.0)	(6.5)

	36.7%	34.0%	26.7%

The primary components of deferred income taxes at December 31, were as follows:

	2002	2001

	(In thousands)

Deferred tax assets
Allowance for loan losses	$856	$523

Deferred income tax assets	856	523

Deferred tax liabilities
Depreciation	159	37
Unrealized gain on securities available-for-sale	248	85

Deferred income tax liabilities	407	122

Net deferred income tax assets	$449	$401

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 12 – Commitments and contingencies

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

Following is an analysis of significant off-balance sheet financial instruments:

	2002	2001

	(In thousands)

Commitments to extend credit	$34,748	$28,309
Standby letters of credit	141	606

	$34,889	$28,915

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

The nature of the business of the Bank is such that it ordinarily results in a certain amount of litigation. In the opinion of management, there are no present matters in which the outcome will have a material adverse effect on the financial statements.

Note 13 – Supplemental consolidated cash flow information

	2002	2001	2000

	(Dollars in thousands)

Income taxes paid	$2,945	$—	$85
Interest paid	$6,013	$5,444	$3,014

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 14 - Fair value of financial instruments

The estimated fair values of the Bank’s financial instruments, for those instruments for which the Bank’s management believes estimated fair value does not by nature approximate the instruments’ carrying amount, were as follows at December 31, 2002 and 2001 (in millions):

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Loans and loans held for sale, net	$213.3	$214.9	$173.9	$174.1
Certificates of deposit	$113.9	$113.8	$91.8	$91.6

Estimated fair value information of investment securities is presented in Note 2 of the financial statements.

Note 15 - Other expenses

Other non-interest expenses were as follows:

	December 31,

	2002	2001	2000

	(Dollars in thousands)

Data processing	$503	$362	$236
Legal and accounting	209	140	87
Printing and supplies	354	360	154
Advertising	301	275	105
Telephone	160	167	95
Outside services	218	338	96
Other	1,616	980	697

	$3,361	$2,622	$1,470

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 16 - Comprehensive Income

The components of other comprehensive income and related tax effects for each of the years ended December 31, were as follows (in thousands):

	December 31,

	2002	2001	2000

Unrealized holding gains on available-for-sale securities	$400	$392	$333
Tax effect	(162)	(133)	(116)

Net of tax amount	$238	$259	$217

Note 17 - Condensed financial information on Georgia-Carolina Bancshares, Inc.

                 (parent company only)

Condensed Balance Sheet

December 31, 2002 and 2001
(dollars in thousands)

	2002	2001

Assets
Cash	$25	$9
Investment in subsidiary	17,760	14,124
Other assets	10	53
Deferred tax benefit	111	14

Total assets	$17,906	$14,200

Liabilities
Notes payable	$1,000	$1,000
Other Liabilities	11	—
Shareholders’ equity	16,895	13,200

Total liabilities and shareholders’ equity	$17,906	$14,200

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Condensed Statement of Income
Years Ended December 31, 2002 and 2001
(dollars in thousands)

	2002	2001

Income, dividends from subsidiary	$95	$10
Expenses
Director compensation	(37)	(39)
Other	(224)	(87)

Loss before income tax benefits and equity in undistributed earnings of subsidiary	(166)	(116)
Income tax benefits	98	43

Loss before equity in undistributed earnings of subsidiary	(68)	(73)
Equity in undistributed earnings of Subsidiary	3,399	1,748

Net income	$3,331	$1,675

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Consolidated Financial Statements - (continued)
December 31, 2002 and 2001

Note 17 - Condensed financial information on Georgia-Carolina Bancshares, Inc.

                 (parent company only) (continued)

Condensed Statement of Cash Flows
Years Ended December 31, 2002 and 2001

(dollars in thousands)

	2002	2001

Cash flows from operating activities
Net income	$3,331	$1,675
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation	37	39
Equity in undistributed earnings of subsidiary	(3,399)	(1,748)
Other assets	3	(43)

Total adjustments	(3,359)	(1,752)

Net cash used in operating activities	(28)	(77)

Cash flows from investing activities
Cash used in additional investment in subsidiary bank	—	(1,000)
Other	—	10

Net cash used in investing activities	—	(990)

Cash flows from financing activities
Proceeds from borrowed funds	—	1,000
Proceeds from issuance of common stock, and exercise of stock options	44	—

Net cash provided by financing activities	44	1,000

Net change in cash	16	(67)
Cash at beginning of year	9	76

Cash at end of year	$25	$9

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no occurrence requiring a response to this item.

PART III

Certain information required by Part III of this Form 10-KSB is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Shareholders to be held on May 21, 2003. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information responsive to this item is incorporated by reference from the section entitled “Election of Directors” contained in the Proxy Statement.

Item 10. Executive Compensation.

The information responsive to this item is incorporated by reference from the section entitled “Executive Compensation” contained in the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information responsive to this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

The information responsive to this item is incorporated by reference from the section entitled “Certain Transactions” contained in the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     The following exhibits are filed with this report:

Exhibit
Number		Description of Exhibit

3.1	-	Articles of Incorporation of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763, previously filed with the Commission).

3.1.1	-	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, previously filed with the Commission).

3.2	-	By-Laws of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended (Registration No. 333-69763)).

4.1	-	Specimen Common Stock Certificate (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form 8-A, under the Securities Exchange Act of 1934, as amended, previously filed with the Commission).

10.1	-	Employment Agreement dated October 6, 1997 between the Company and Patrick G. Blanchard (incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, previously filed with the Commission).

10.1.1	-	Amendment No. 1 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard, dated September 30, 1998 (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

10.1.2	-	Amendment No. 2 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard, dated December 23, 1998 (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

10.2	-	1997 Stock Option Plan (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, previously filed with the Commission).

10.3	-	Directors Stock Purchase Plan (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, previously filed with the Commission).

21.1		Subsidiaries of the Registrant.

23.1		Consent of Cherry, Bekaert & Holland, L.L.P.

99.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Code of Business Conduct and Ethics

     (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended December 31, 2002.

Item 14. Controls and Procedures.

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiary required to be included in the Company’s Securities and Exchange Commission’s filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date management carried out this evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.

Date: March 19, 2003	By: /s/Patrick G. Blanchard

Patrick G. Blanchard President and Chief Executive Officer (principal executive officer)

Date: March 19, 2003	By: /s/ James M. Thomas

James M. Thomas Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS	DATE	DIRECTORS	DATE
/s/ Patrick G. Blanchard Patrick G. Blanchard	March 19, 2003	/s Hugh L. Hamilton, Jr. Hugh L. Hamilton, Jr.	March 19, 2003

/s/ Larry DeMeyers Larry DeMeyers	March 19, 2003	/s/ William G. Hatcher William G. Hatcher	March 19, 2003

/s/ Phillip G. Farr Phillip G. Farr	March 19, 2003	/s/ George O. Hughes George O. Hughes	March 19, 2003

/s/ Samuel A. Fowler, Jr. Samuel A. Fowler, Jr.	March 19, 2003	/s/ George H. Inman George H. Inman	March 19, 2003

/s/ Arthur J. Gay, Jr. Arthur J. Gay, Jr.	March 19, 2003	/s/ David W. Joesbury David W. Joesbury	March 19, 2003

/s/ Joseph D. Greene Joseph D. Greene	March 19, 2003	/s/ James L. Lemley, M.D. James L. Lemley, M.D.	March 19, 2003

(SIGNATURES CONTINUED ON NEXT PAGE)

/s/ Randall Hall J. Randall Hall	March 19, 2003	/s/ Julian W. Osbon Julian W. Osbon	March 19, 2003

/s/ John W. Lee John W. Lee	March 19, 2003	/s/ Bennye M. Young Bennye M. Young	March 19, 2003

/s/ Robert N. Wilson, Jr. Robert N. Wilson, Jr.	March 19, 2003	/s/ A. Montague Miller A. Montague Miller	March 19, 2003

CERTIFICATIONS

I, Patrick G Blanchard, President and Chief Executive Officer of Georgia-Carolina Bancshares, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Georgia-Carolina Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 19, 2003	/s/ Patrick G. Blanchard
Patrick G. Blanchard President & Chief Executive Officer

CERTIFICATIONS

I, James M. Thomas, Chief Financial Officer of Georgia-Carolina Bancshares, Inc., certify that:

1.	I have reviewed this annual report on Form 10-KSB of Georgia-Carolina Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 19, 2003	/s/ James M. Thomas James M. Thomas Chief Financial Officer

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

21.1	Subsidiaries of the Registrant

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Code of Business Conduct and Ethics