Form 10QSB
period 2003-03-31
GEORGIA CAROLINA BANCSHARES INC
filed 2003-05-15
CIK 1044082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X]   Quarterly Report Under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                    For the quarterly period ended March 31, 2003

     [ ]   Transition Report Pursuant to 13 or 15(d) of the Securities
                             Exchange Act of 1934

             For the transition period of___________ to ___________

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



                                 Not Applicable
      --------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES   X   NO
                                       ---     ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding at May 13, 2003
-------------------------------              ---------------------------
Common Stock, $.001 Par Value                      1,308,975 shares

Transitional Small Business Disclosure Format:  YES        NO   X
                                                    -----     -----

                        GEORGIA-CAROLINA BANCSHARES, INC.
                                   Form 10-QSB

                                      Index

                                                                                    Page
                                                                                    ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 2003
            and December 31, 2002                                                     1

           Condensed Consolidated Statements of Income for the Three
            Months Ended March 31, 2003 and 2002                                      2

           Condensed Consolidated Statements of Comprehensive Income
            for the Three Months Ended March 31, 2003 and 2002                        3

           Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 2003 and 2002                        4

           Notes to Condensed Consolidated Financial Statements                       5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                      7

Item 3.    Controls and Procedures                                                   11

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                          12

           SIGNATURES                                                                13

           EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        GEORGIA-CAROLINA BANCSHARES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                                    March 31,   December 31,
                                                                                    ---------   ------------
                                                                                      2003          2002
                                                                                    ---------   ------------
ASSETS
Cash and due from banks                                                              $  6,300     $  7,520
Federal funds sold                                                                         --          507
Securities available-for-sale                                                          28,760       27,346
Loans, net of allowance for loan losses                                               151,081      142,934
Loans, held for sale                                                                   64,847       67,927
Bank premises and fixed assets                                                          7,284        7,171
Accrued interest receivable                                                             1,187        1,245
Foreclosed real estate, net of allowance                                                  614          305
Deferred tax asset, net                                                                   312          449
Federal Home Loan Bank Stock                                                            1,124        1,570
Other assets                                                                              552          388
                                                                                     --------     --------
                                        TOTAL ASSETS                                 $262,061     $257,362
                                                                                     ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
           Non-interest bearing                                                      $ 38,901     $ 22,512
           Interest-bearing:
                         NOW accounts                                                  28,007       22,703
                         Savings                                                       37,846       30,763
                         Money market accounts                                         11,361       11,665
                         Time deposits of $100,000, and over                           38,362       48,709
                         Other time deposits                                           73,428       65,267
                                                                                     --------     --------
                                        TOTAL DEPOSITS                                227,905      201,619

Other liabilities, borrowings and retail agreements                                    16,240       38,848
                                                                                     --------     --------
                                        TOTAL LIABILITIES                             244,145      240,467
                                                                                     --------     --------

SHAREHOLDERS' EQUITY:
           Preferred stock, par value $.001; 1,000,000 shares authorized;
                         none issued                                                       --           --
           Common stock, par value $.001; 9,000,000 shares authorized;
                         1,308,394 and 1,307,790 shares
                         issued and outstanding                                             1            1
           Additional paid-in-capital                                                  13,305       13,294
           Retained Earnings                                                            4,147        3,196
           Accumulated other comprehensive income (loss)                                  463          404
                                                                                     --------     --------
                                        TOTAL SHAREHOLDERS' EQUITY                     17,916       16,895
                                                                                     --------     --------
                                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $262,061     $257,362
                                                                                     ========     ========

                  See notes to condensed financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                      ------------------------------
                                                                          2003              2002
                                                                      -----------       ------------
INTEREST INCOME
   Interest and fees on loans                                            $3,276           $2,920
   Interest on taxable securities                                           270              309
   Interest on nontaxable securities                                         10               --
   Interest on Federal funds sold                                             2                2
                                                                         ------           ------
              TOTAL INTEREST INCOME                                       3,558            3,231
                                                                         ------           ------

INTEREST EXPENSE
   Interest on time deposits of $100,000 or more                            326              391
   Interest on other deposits                                               909              759
   Interest on funds purchased and other borrowings                          83              167
                                                                         ------           ------
              TOTAL INTEREST EXPENSE                                      1,318            1,317
                                                                         ------           ------
              NET INTEREST INCOME                                         2,240            1,914

PROVISION FOR LOAN LOSSES                                                   177              121
                                                                         ------           ------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         2,063            1,793
                                                                         ------           ------
NONINTEREST INCOME
   Service charges on deposits                                              147              126
   Other income/loss                                                         43               40
   Gain on sale of mortgage loans                                         3,012            2,445
                                                                         ------           ------
                                                                          3,202            2,611
                                                                         ------           ------
NONINTEREST EXPENSE
   Salaries and employee benefits                                         2,561            1,902
   Occupancy expenses                                                       288              232
   Other expenses                                                           880              702
                                                                         ------           ------
                                                                          3,729            2,836
                                                                         ------           ------
INCOME BEFORE INCOME TAXES                                                1,536            1,568
                                                                         ------           ------
INCOME TAX EXPENSE                                                          585              563
                                                                         ------           ------
              NET INCOME                                                 $  951           $1,005
                                                                         ======           ======
NET INCOME PER SHARE OF COMMON STOCK:
   Basic                                                                 $ 0.73           $ 0.77
                                                                         ======           ======
   Diluted                                                               $ 0.67           $ 0.72
                                                                         ======           ======
DIVIDENDS PER SHARE OF COMMON STOCK                                      $   --           $   --
                                                                         ======           ======

                  See notes to condensed financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (dollars in thousands)


                                                            Three Months Ended
                                                                  March 31,
                                                         -----------------------
                                                           2003           2002
                                                         --------       --------
NET INCOME                                                $   951        $ 1,005

Unrealized  holding gains and (losses) arising
  during period, less reclassifications adjustment
  for gains and losses included in net income,
  net of tax                                                   59           (149)
                                                          -------        -------
Comprehensive income                                      $ 1,010        $   856
                                                          =======        =======



                  See notes to condensed financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                               THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------
                                                                 2003             2002
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                               $    951         $  1,005
     Adjustments to reconcile net income
         to net cash provided by operating activities:

             Depreciation and amortization                         123              102
             Provision for loan losses                             177              121
             Net origination, proceeds and
               gain on loans originated for sale                 3,080           16,957
             Stock compensation                                     11               17
             Deferred income tax                                   101              123
             Net change in other assets and
               liabilities                                         198              197
                                                              --------         --------
               NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                           4,641           18,522
                                                              --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Decrease in federal funds sold                                507              402
     Loan originations and collections, net                     (8,633)          (9,630)
     Purchases of available-for-sale and other
        securities                                              (4,847)          (6,637)
     Proceeds from maturities, sales, and calls of
       available-for-sale securities                             3,974            1,942
     Net additions to premises and equipment                      (236)            (651)
                                                              --------         --------
               NET CASH (USED IN)
                  INVESTING ACTIVITIES                          (9,235)         (14,574)
                                                              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits and
        funds purchased                                          3,374           (2,803)
                                                              --------         --------
               NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                           3,374           (2,803)
                                                              --------         --------
Net increase (decrease) in cash and due from banks              (1,220)           1,145
Cash and due from banks at beginning of period                   7,520            3,316
                                                              --------         --------
Cash and due from banks at end of period                      $  6,300         $  4,461
                                                              ========         ========

                  See notes to condensed financial statements.

                        GEORGIA-CAROLINA BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the "Company") and its wholly owned subsidiary, First Bank of Georgia (the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

NOTE 2 - STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation utilizing the intrinsic value method. Presented below is certain actual financial information of the Company with comparative proforma information determined as if the Company had accounted for the stock-based compensation for the periods presented utilizing the fair-value method (in thousands, except per share amounts).

                                                              March 31,       March 31,
                                                                2003           2002
                                                             -----------    -----------
     Net income as reported                                   $   951        $   1,005

     Earnings per share as reported
            Basic:                                            $   .73        $     .77
            Diluted:                                          $   .67        $     .72

     Stock-based employee compensation cost included
     in net income as reported                                $    --        $      --

     Stock-based employee compensation cost based on
     fair-value method                                        $    27        $      47
     Proforma net income including stock-based
     compensation cost based on fair-value method             $   924        $     958
     Proforma earnings per share including stock-based
     compensation cost based on fair-value method
            Basic:                                            $   .71        $     .73
            Diluted:                                          $   .65        $     .68

NOTE 3 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers and others with the Company, diluted earnings per share has been presented in the Statements of Income.

In the fourth quarter of 2002, the Company paid a 15% stock dividend. The March 31, 2002 earnings per share amounts presented in the Statements of Income have been restated from previously reported amounts to reflect the additional shares issued in this dividend.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

                                              For the Three Months Ended March 31, 2003
                                        -----------------------------------------------------
                                                                Weighted
                                                             Average Shares-        Per-Share
                                          Numerator            Denominator            Amount
                                        -------------        ---------------        ---------
NET INCOME                               $ 951,000

BASIC EPS
     Income available to common
        shareholders'                      951,000             1,308,387             $   .73

EFFECT OF DILUTIVE SECURITIES
     Options                                                     111,541
                                         ---------             ---------             -------

DILUTED EPS
     Income available to common
        shareholders' and assumed
        conversions                      $ 951,000             1,419,928             $   .67
                                         =========             =========             =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

OVERVIEW
The Company's net income was $951,000 for the first quarter of 2003, compared to $1,005,000 for the first quarter of 2002, a decrease of 5.4%. Basic earnings per share were $0.73 for the first quarter of 2003 compared to $0.77 for the first quarter of 2002. Total consolidated assets at March 31, 2003 were $262,061,000, an increase of $4,699,000 (1.8%) from December 31, 2002 total consolidated assets of $257,362,000, and an increase of $59,771,000 (29.5%) from March 31,
2002 total consolidated assets of $202,290,000.

The Company's growth in assets from March 31, 2002 and December 31, 2002 to March 31, 2003 is substantially the result of increased customer deposits obtained by the Bank and used by the Bank primarily as an investment in loans. This increase in deposits and loans is the result of the Bank's continued growth in the Augusta, Georgia market area. This growth in loans also resulted in increased interest income for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

The Bank also had an increase in the gain on sale of mortgage loans originated by the Bank's mortgage division for the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002. This increase in the gain on sale of mortgage loans was the result of the Bank's continued focus on the development of this division and an interest rate environment conducive to growth in mortgage originations and refinancing transactions. See "Noninterest Income" below. In addition, during the first quarter of 2003, the Bank's mortgage division opened a satellite office in Orlando, Florida.

The Company's return on average assets was 1.46% (annualized) for the three months ended March 31, 2003, compared to 1.97% (annualized) for the three months ended March 31, 2002. The Company's return on average equity for the three months ended March 31, 2003 was 21.86% (annualized) compared to 29.48% (annualized) for the three months ended March 31, 2002.

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

Net interest income was $2,240,000 for the quarter ended March 31, 2003, an increase of $326,000 (17.0%) over net interest income of $1,914,000 for the quarter ended March 31, 2002. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in loans and a decrease in the interest rates paid by the Bank on deposit liability funds and other borrowed funds as competitive interest rates continued to decline. Interest-earning assets were $245,812,000 at March 31, 2003 compared to $240,284,000 at December 31, 2002 and $185,955,000 at March 31, 2002, an
increase of $5,528,000 (2.3%) and $59,857,000 (32.2%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $215,928,000 at March 31, 2003 compared to $210,861,000 at December 31, 2002 and
$164,327,000 at March 31, 2002, an increase of $5,067,000 (2.4%) and $51,601,000
(31.4%), respectively. The increase in deposit liability funds continues to be primarily attributable to the Company's continuing growth in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans also continues to be primarily attributable to this growth.

Loans held for sale by the Bank are primarily funded by the Bank through customer deposits, short-term borrowings, and a line-of-credit. Substantially all loans originated by the Bank's mortgage lending operation are sold in the secondary market following origination. At March 31, 2003, loans represented 88.2% of interest-earning assets compared to 88.5% at December 31, 2002, and 88.4% at March 31, 2002. Investments in securities at March 31, 2003 were $28,760,000, an increase of $1,414,000 (5.2%) from $27,346,000 at December 31,
2002. Interest-bearing deposits at March 31, 2003 were $189,004,000. This represents an increase of $9,897,000 (5.5%) from the December 31, 2002 balance of $179,107,000, and an increase of $54,479,000 (40.5%) from the March 31, 2002 balance of $134,525,000. The Bank's warehouse line-of-credit was $7,544,000 at March 31, 2003, a decrease of $25,977,000 (77.5%) from the December 31, 2002 balance of $33,521,000, and a decrease of $11,656,000 (60.7%) from the March 31, 2002 balance of $19,200,000. The Bank's balance of Federal funds purchased was $3,159,000 at March 31, 2003, which represents an increase of $3,159,000 from the Bank's December 31, 2002 balance of $0 and a decrease of $341,000 (9.7%) from the March 31, 2002 balance of $3,500,000. The Bank's retail repurchase agreements were $2,113,000 at March 31, 2003, a decrease of $91,000 (4.1%) from the December 31, 2002 balance of $2,204,000. This also represents a decrease of $2,655,000 (55.7%) from the March 31, 2002 balance of $4,768,000.

INTEREST INCOME
Interest income for the three months ended March 31, 2003 was $3,558,000, an increase of $327,000 (10.1%) from $3,231,000 for the three months ended March 31, 2002. The increase in interest income primarily resulted from an increase in interest and fees on loans. The increase in interest and fees on loans resulted from the Bank's increased investment in the loan portfolio. Interest income and fees on loans was $3,276,000 for the three months ended March 31, 2003, an increase of $356,000 (12.2%) from $2,920,000 for the three months ended March 31, 2002. The Bank has maintained an increasing level of interest income and fees on loans for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002 in a declining rate environment primarily as a result of increasing the Bank's investment in loans. The Bank's opportunity to increase the investment in loans continues to be primarily attributable to the Bank's growth in the Augusta and Columbia County market areas. In addition, the Bank's mortgage lending operation has contributed to the growth in the investment in loans.

INTEREST EXPENSE
Interest expense for the three months ended March 31, 2003 was $1,318,000, an increase of $1,000 (0.0%) from $1,317,000 for the three months ended March 31, 2002. While the Bank has experienced a significant increase in interest-bearing deposits from March 31, 2002 to March 31, 2003, interest expense on these deposits has decreased due to the lower rate environment in which these funds were obtained.

NONINTEREST INCOME
Noninterest income for the three months ended March 31, 2003 was $3,202,000, an increase of $591,000 (22.6%) from $2,611,000 for the three months ended March 31, 2002. Service charges on deposit accounts were $147,000 for the three months ended March 31, 2003, an increase of $21,000 (16.7%) from $126,000 for the three months ended March 31, 2002. Gain on sale of mortgage loans originated and sold by the Bank's mortgage division was $3,012,000 for the three months ended March 31, 2003, an increase of $567,000 (23.2%) from $2,445,000 for the three months ended March 31, 2002. Substantially all loans originated by the division are sold in the secondary market with servicing released.

NONINTEREST EXPENSE
Noninterest expense for the three months ended March 31, 2003 was $3,729,000, an increase of $893,000 (31.5%) from $2,836,000 for the three months ended March 31, 2002. Salary and employee benefit costs were $2,561,000 for the three months ended March 31, 2003, an increase of $659,000 (34.6%) from $1,902,000 for the three months ended March 31, 2002. These increases are the result of the Bank hiring additional personnel to operate the Fury's Ferry office in Columbia County, the reestablishment of the mortgage operations in Savannah, Georgia, and continued growth in the Bank's and mortgage division's continuing operations. Occupancy expenses and other expenses for the three months ended March 31, 2003 also increased from the three months ended March 31, 2002, primarily as a result of the continued establishment and growth of the Bank with costs to support the operations.

INCOME TAXES
The Company recorded income tax expense of $585,000 for the three months ended March 31, 2003, resulting from the net income before taxes of $1,536,000 for the quarter.

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

Non-performing assets were $1,528,000 at March 31, 2003, compared to $902,000 at December 31, 2002 and $732,000 at March 31, 2002. The composition of non-performing assets for each date is shown below.

                                         March 31,       December 31,        March 31,
                                           2003              2002              2002
                                        ----------       ------------       ----------
Non-accrual loans                       $  914,000        $  597,000        $  349,000
OREO, net of valuation allowance           614,000           305,000           383,000
                                        ----------        ----------        ----------
                                        $1,528,000        $  902,000        $  732,000
                                        ==========        ==========        ==========

The ratio of non-performing assets to total loans and other real estate was 0.8% at March 31, 2003, 0.4% at December 31, 2002, and 0.4% at March 31, 2002.

Reduction and disposition of non-performing assets is a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience delinquency trends, the amount of actual losses charged to the allowance in a given period, and assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $177,000 during the quarter ended March 31, 2003. The ratio of allowance for loan losses to total gross loans was 1.2% at March 31, 2003, 1.1% at December 31, 2002, and 1.4% at March 31, 2002. Excluding the balance of loans held for sale by the Bank, the ratio of allowance for loan losses to loans was 1.7% at March 31, 2003, 1.7% at December 31, 2002, and 1.8% at March 31, 2002. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

The Bank's liquidity remains adequate to meet operating and loan funding requirements. The Bank's liquidity ratio at March 31, 2003 was 36.0%, compared to 39.6% at December 31, 2002, and 32.2% at March 31, 2002.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 4% for the leverage ratio. At March 31, 2003, the Bank's Tier I capital was 9.18% and total risk-based capital was 10.43%, compared to 9.15% and 10.39% at year-end December 31, 2002, respectively. At March 31, 2003, the Bank's leverage ratio was 7.32% compared to 7.17% at December 31, 2002.

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

ITEM 3. CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's SEC filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer carried out their evaluation.

                                     PART II
                                OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits.

                  Exhibit 99.1 Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

              (b) No reports on Form 8-K were filed during the quarter ended
                  March 31, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        GEORGIA-CAROLINA BANCSHARES, INC.






By:   /s/ Patrick G. Blanchard                            May 14, 2003
      ----------------------------------------         -----------------
      Patrick G. Blanchard                                    Date
      President and Chief Executive Officer
      (principal executive officer)






By:   /s/ James M. Thomas                                 May 14, 2003
      ----------------------------------------         -----------------
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

Date:  May 14, 2003

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

Date:    May 14, 2003


                                          /s/ James M. Thomas
                                          --------------------------------
                                          James M. Thomas
                                          Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION OF EXHIBIT
-----------           ----------------------
99.1                  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002