Form 10QSB
period 2003-06-30
GEORGIA CAROLINA BANCSHARES INC
filed 2003-08-14
CIK 1044082

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period of ________________to ________________

Commission File Number 0-22891.

GEORGIA-CAROLINA BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2326075

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2805 Wrightsboro Road, Augusta, Georgia 30909

(Address of Principal Executive Offices)

Issuer’s Telephone Number (706) 736-2100

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Year)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     ☒      NO     ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 13, 2003

Common Stock, $.001 Par Value	1,315,693 shares

     Transitional Small Business Disclosure Format: YES     ☐    NO    ☒

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-QSB

Index

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2003 and 2002, and the Six Months Ended June 30, 2003 and 2002	4
	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2003 and 2002, and the Six Months Ended June 30, 2003 and 2002	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Controls and Procedures	14
PART II	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 6.	Exhibits and Reports on Form 8-K	16
	SIGNATURES
	EXHIBIT INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	June 30,	December 31,

	2003	2002

ASSETS
Cash and due from banks	$9,260	$7,520
Federal funds sold	—	507
Securities available-for-sale	30,058	27,346
Loans, net of allowance for loan losses	153,613	142,934
Loans, held for sale	99,795	67,927
Bank premises and fixed assets	7,225	7,171
Accrued interest receivable	1,214	1,245
Foreclosed real estate, net of allowance	532	305
Deferred tax asset, net	351	449
Federal Home Loan Bank Stock	2,132	1,570
Other assets	834	388

Total assets	$305,014	$257,362

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$42,350	$22,512
Interest-bearing:
NOW accounts	30,943	22,703
Savings	47,100	30,763
Money market accounts	11,632	11,665
Time deposits of $100,000 and over	38,885	48,709
Other time deposits	62,846	65,267

Total deposits	233,756	201,619
Other liabilities, borrowings and retail agreements	51,983	38,848

Total liabilities	285,739	240,467

Shareholders’ equity
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 1,310,975 and 1,307,790 shares issued and outstanding	1	1
Additional paid-in-capital	13,364	13,294
Retained Earnings	5,437	3,196
Accumulated other comprehensive income	473	404

Total shareholders’ equity	19,275	16,895

Total liabilities and shareholders’ equity	$305,014	$257,362

See Notes to Consolidated Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest income
Interest and fees on loans	$3,566	$2,795	$6,842	$5,715
Interest on taxable securities	296	319	566	628
Interest on nontaxable securities	12	—	22	—
Interest on Federal funds sold	1	3	3	5

Total interest income	3,875	3,117	7,433	6,348

Interest expense
Interest on time deposits of $100,000 or more	277	420	603	811
Interest on other deposits	891	722	1,800	1,481
Interest on funds purchased and other borrowings	180	54	263	221

Total interest expense	1,348	1,196	2,666	2,513

Net interest income	2,527	1,921	4,767	3,835
Provision for loan losses	238	93	415	214

Net interest income after provision for loan losses	2,289	1,828	4,352	3,621

Noninterest income
Service charges on deposits	187	130	334	256
Other income/loss	89	39	132	80
Gain on sale of mortgage loans	3,748	2,112	6,760	4,556

	4,024	2,281	7,226	4,892

Noninterest expense
Salaries and employee benefits	2,914	1,890	5,475	3,792
Occupancy expenses	288	267	576	499
Other expenses	893	942	1,773	1,644

	4,095	3,099	7,824	5,935

Income before income taxes	2,218	1,010	3,754	2,578

Income tax expense	929	434	1,514	997

Net income	$1,289	$576	$2,240	$1,581

Net income per share of common stock
Basic	$0.98	$0.44	$1.71	$1.22

Diluted	$0.91	$0.41	$1.58	$1.13

Dividends per share of common stock	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$1,289	$576	$2,240	$1,581
Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	9	262	68	113

Comprehensive income	$1,298	$838	$2,308	$1,694

See Notes to Consolidated Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities
Net income	$2,240	$1,581
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	244	217
Provision for loan losses	415	214
Net origination, proceeds and gain on loans originated for sale	(31,868)	26,339
Stock compensation	72	59
Deferred income tax	56	(33)
Net change in other assets and liabilities	(451)	(1,808)

Net cash provided by (used in) operating activities	(29,292)	26,569

Cash flows from investing activities
Decrease in federal funds sold	507	402
Loan originations and collections, net	(11,403)	(13,475)
Purchases of available-for-sale and other securities	(9,761)	(5,675)
Proceeds from maturities, sales, and calls of available-for-sale securities	6,597	2,496
Proceeds from sale of foreclosed real estate	79	—
Net additions to premises and equipment	(298)	(905)

Net cash provided by (used in) investing activities	(14,279)	(17,157)

Cash flows from financing activities
Net increase (decrease) in deposits and funds purchased	45,311	(4,396)

Net cash provided by (used in) financing activities	45,311	(4,396)

Net increase (decrease) in cash and due from banks	1,740	5,016
Cash and due from banks at beginning of period	7,520	3,316

Cash and due from banks at end of period	$9,260	$8,332

See Notes to Consolidated Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
June 30, 2003
(Unaudited)

Note 1 – Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of June 30, 2003 and for the six months and three months ended June 30, 2003 and 2002 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

Critical Accounting Policies

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management may obtain independent appraisals for significant collateral. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Note 2 – Stock-based compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method. Presented below is certain actual financial information of the Company with comparative pro forma information determined as if the Company had accounted for the stock-based compensation for the periods presented utilizing the fair-value method (in thousands, except per share amounts).

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net income as reported	$1,289	$576	$2,240	$1,581
Earnings per share as reported
Basic:	$.98	$.44	$1.71	$1.22
Diluted:	$.91	$.41	$1.58	$1.13
Stock-based employee compensation cost included in net income as reported	$—	$—	$—	$—
Stock-based employee compensation cost based on fair-value method	$24	$27	$51	$74
Pro forma net income including stock-based compensation cost based on fair-value method	$1,265	$549	$2,189	$1,507
Pro forma earnings per share including stock-based compensation cost based on fair-value method
Basic:	$.96	$.42	$1.67	$1.15
Diluted:	$.88	$.39	$1.53	$1.07

Note 3 – Earnings per share

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers and others with the Company, diluted earnings per share have been presented in the Statements of Income.

In the fourth quarter of 2002, the Company paid a 15% stock dividend. The June 30, 2002 earnings per share amounts presented in the Statements of Income have been restated from previously reported amounts to reflect the additional shares issued in this dividend.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Six Months Ended June 30, 2003

		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Net income	$2,240,000
Basic EPS
Income available to common shareholders’	2,240,000	1,309,070	$1.71
Effect of dilutive securities
Options		112,477

Diluted EPS
Income available to common shareholders’ and assumed conversions	$2,240,000	1,421,547	$1.58

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The Company’s net income was $1,289,000 for the second quarter of 2003, compared to $576,000 for the second quarter of 2002. The Company’s net income for the six months ended June 30, 2003 was $2,240,000, compared to $1,581,000 for the six months ended June 30, 2002. Basic earnings per share were $0.98 for the second quarter of 2003 compared to $0.44 for the second quarter of 2002. Basic earnings per share were $1.71 for the six months ended June 30, 2003, compared to $1.22 for the six months ended June 30, 2002. Total consolidated assets at June 30, 2003 were $305,014,000, an increase of $47,652,000 (18.5%) from December 31, 2002 total consolidated assets of $257,362,000, and an increase of $103,523,000 (51.4%) from June 30, 2002 total consolidated assets of $201,491,000.

The Company’s growth in assets from June 30, 2002 and December 31, 2002 to June 30, 2003 is substantially the result of increased customer deposits obtained and used by the Bank primarily as an investment in loans. This increase in deposits and loans is the result of the Bank’s continued growth in the Augusta, Georgia market area. This growth in loans also resulted in increased interest income for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

The Bank also had an increase in the gain on sale of mortgage loans originated by the Bank’s mortgage division for both the three and six month periods ended June 30, 2003 compared to the three and six month periods ended June 30, 2002. This increase in the gain on sale of mortgage loans was the result of the Bank’s continued focus on the development of this division and an interest rate environment conducive to growth in mortgage originations and refinancing transactions. See “Noninterest Income” below. In addition, during the first quarter of 2003, the Bank’s mortgage division opened a satellite office in Orlando, Florida.

The Company’s return on average assets was 1.59% (annualized) for the six months ended June 30, 2003, compared to 1.55% (annualized) for the six months ended June 30, 2002. The Company’s return on average equity for the six months ended June 30, 2003 was 24.77% (annualized) compared to 22.46% (annualized) for the six months ended June 30, 2002.

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

Net interest income was $2,527,000 for the quarter ended June 30, 2003, an increase of $606,000 (31.6%) over net interest income of $1,921,000 for the quarter ended June 30, 2002. Net interest income was $4,767,000 for six months ended June 30, 2003, an increase of $932,000 (24.3%) over net interest income of $3,835,000 for the six months ended June 30, 2002. These increases were primarily the result of investing increased deposit liability funds and other borrowed funds in loans and a decrease in the interest rates paid by the Bank on deposit liability funds and other borrowed funds as competitive interest rates continued to decline. Interest-earning assets were $283,466,000 at June 30, 2003 compared to $238,207,000 at December 31, 2002 and $181,210,000 at June 30, 2002, an increase of $45,259,000 (19.0%) and $102,256,000 (56.4%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were

$253,408,000 at June 30, 2003 compared to $210,861,000 at December 31, 2002, and $158,697,000 at June 30, 2002, an increase of $42,547,000 (20.2%) and $94,711,000 (59.7%), respectively. The increase in deposit liability funds continues to be primarily attributable to the Company’s continuing growth in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans also continues to be primarily attributable to this growth.

Loans held for sale by the Bank are primarily funded by the Bank through customer deposits, short-term borrowings, and lines-of-credit. Substantially all loans originated by the Bank’s mortgage lending operation are sold in the secondary market following origination. At June 30, 2003, loans represented 89.4% of interest-earning assets compared to 88.5% at December 31, 2002, and 87.6% at June 30, 2002. Investments in securities at June 30, 2003 were $30,058,000, an increase of $2,712,000 (9.9%) from $27,346,000 at December 31, 2002. Interest-bearing deposits at June 30, 2003 were $191,406,000. This represents an increase of $12,299,000 (6.9%) from the December 31, 2002 balance of $179,107,000, and an increase of $38,884,000 (25.5%) from the June 30, 2002 balance of $152,522,000. The Bank’s warehouse lines-of-credit were $42,647,000 at June 30, 2003, an increase of $9,126,000 (27.2%) from the December 31, 2002 balance of $33,521,000 and an increase of $39,005,000 (1,071.0%) from the June 30, 2002 balance of $3,642,000. The Bank’s balance of Federal funds purchased was $3,629,000 at June 30, 2003, an increase of $1,932,000 (113.8%) from the Bank’s June 30, 2002 balance of $1,697,000. There were no Federal funds purchased at December 31, 2002. The Bank’s retail repurchase agreements were $2,629,000 at June 30, 2003, an increase of $425,000 (19.3%) from the December 31, 2002 balance of $2,204,000 and an increase of $273,000 (11.6%) from the June 30, 2002 balance of $2,356,000.

Interest Income

Interest income for the three months ended June 30, 2003 was $3,875,000, an increase of $758,000 (24.3%) from $3,117,000 for the three months ended June 30, 2002. Interest income for the six months ended June 30, 2003 was $7,433,000, an increase of $1,085,000 (17.1%) from interest income of $6,348,000 for the six months ended June 30, 2002. The increase in interest income primarily resulted from an increase in interest and fees on loans. The increase in interest and fees on loans resulted from the Bank’s increased investment in the loan portfolio. Interest income and fees on loans was $3,566,000 for the three months ended June 30, 2003, an increase of $771,000 (27.6%) from $2,795,000 for the three months ended June 30, 2002. The Bank has maintained an increasing level of interest income and fees on loans for the three months ended June 30, 2003 when compared to the three months ended June 30, 2002 in a declining rate environment primarily as a result of increasing the Bank’s investment in loans. The Bank’s opportunity to increase the investment in loans continues to be primarily attributable to the Bank’s growth in the Augusta and Columbia County market areas. In addition, the Bank’s mortgage lending operation has contributed to the growth in the investment in loans.

Interest Expense

Interest expense for the three months ended June 30, 2003 was $1,348,000, an increase of $152,000 (12.7%) from $1,196,000 for the three months ended June 30, 2002. Interest expense for the six months ended June 30, 2003 was $2,666,000, an increase of $153,000 (6.1%) from $2,513,000 for the six months ended June 30, 2002. While the Bank has experienced a significant increase in interest-bearing deposits from June 30, 2002 to June 30, 2003, the interest rates paid on these deposits have decreased due to the general lower rate environment in which these funds were obtained.

Noninterest Income

Noninterest income for the three months ended June 30, 2003 was $4,024,000, an increase of $1,743,000 (76.4%) from $2,281,000 for the three months ended June 30, 2002. Noninterest income for the six months ended June 30, 2003 was $7,226,000, an increase of $2,334,000 (47.7%) from $4,892,000 for the six months ended June 30, 2002. Service charges on deposit accounts were $187,000 for the three months ended June 30, 2003, an increase of $57,000 (43.9%) from $130,000 for the three months ended

June 30, 2002. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $3,748,000 for the three months ended June 30, 2003, an increase of $1,636,000 (77.5%) from $2,112,000 for the three months ended June 30, 2002. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $6,760,000 for the six months ended June 30, 2003, an increase of $2,204,000 (48.4%) from $4,556,000 for the six months ended June 30, 2002. Substantially all loans originated by the division are sold in the secondary market with servicing released.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2003 was $4,095,000, an increase of $996,000 (32.1%) from $3,099,000 for the three months ended June 30, 2002. Noninterest expense for the six months ended June 30, 2003 was $7,824,000, an increase of $1,889,000 (31.8%) from $5,935,000 for the six months ended June 30, 2002. Salary and employee benefit costs were $2,914,000 for the three months ended June 30, 2003, an increase of $1,024,000 (54.2%) from $1,890,000 for the three months ended June 30, 2002. Salary and employee benefit costs were $5,475,000 for the six months ended June 30, 2003, an increase of $1,683,000 (44.4%) from $3,792,000 for the six months ended June 30, 2002. These increases are the result of the Bank’s hiring of additional personnel to operate the Fury’s Ferry office in Columbia County and the reestablishment of mortgage operations in Savannah, and continued growth in the Bank’s and mortgage division’s continuing operations. Occupancy expenses and other expenses for the six months ended June 30, 2003 also increased from the six months ended June 30, 2002 primarily as a result of the continued establishment and growth of the Bank with costs to support the operations.

Income Taxes

The Company recorded income tax expense of $929,000 for the three months ended June 30, 2003, resulting from the net income before taxes of $2,218,000 for the quarter. The Company recorded income tax expense of $1,514,000 for the six months ended June 30, 2003, resulting from the net income before taxes of $3,754,000 for this period.

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

Non-performing assets were $1,603,000 at June 30, 2003, compared to $910,000 at December 31, 2002 and $813,000 at June 30, 2002. The composition of non-performing assets for each date is shown below.

	June 30,	December 31,	June 30,
	2003	2002	2002

Non-accrual loans	$1,050,000	$597,000	$425,000
OREO, net of valuation allowance	532,000	305,000	383,000
Repossessed collateral	21,000	8,000	5,000

	$1,603,000	$910,000	$813,000

The ratio of non-performing assets to total loans and other real estate was 0.62% at June 30, 2003, 0.43% at December 31, 2002, and 0.51% at June 30, 2002.

Reduction and disposition of non-performing assets is a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and an assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $238,000 during the quarter ended June 30, 2003. The ratio of allowance for loan losses to total loans was 1.07% at June 30, 2003, 1.14% at December 31, 2002, and 1.48% at June 30, 2002. Excluding the balance of loans held for sale by the Bank, the ratio of allowance for loan losses to loans was 1.75% at June 30, 2003, 1.68% at December 31, 2002, and 1.85% at June 30, 2002. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

Management believes that the Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at June 30, 2003 was 45.2%, compared to 39.6% at December 31, 2002, and 30.1% at June 30, 2002.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards that banks are required to maintain. These regulations set minimum requirements for risk-based capital of 4% for core capital (“Tier I”), 8% for total risk-based capital and 4% for the leverage ratio. At June 30, 2003, the Bank’s Tier I capital was 9.79% and total risk-based capital was 11.04%, compared to 9.15% and 10.39% at year-end December 31, 2002, respectively. At June 30, 2003, the Bank’s leverage ratio was 6.87% compared to 7.17% at December 31, 2002.

Cautionary Note Regarding Forward-Looking Statements

The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s beliefs as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 3. Controls and Procedures.

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s SEC filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer carried out their evaluation.

Part II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders of the Company (the “Annual Meeting”) was held on May 21, 2003. At the Annual Meeting, the following persons were elected as directors to serve as Class III directors, for a term of three years and until their successors are elected and qualified: Patrick G. Blanchard, David W. Joesbury, Sr., John W. Lee, A. Montague Miller, Robert N. Wilson, Jr. and Bennye M. Young.

The number of votes cast for and withheld in the election of each nominee for director was as follows:

	Votes	Votes
	FOR	WITHHELD

Patrick G. Blanchard	952,552	3,178
David W. Joesbury, Sr.	952,552	3,178
John W. Lee	952,552	3,178
A. Montague Miller	952,552	3,178
Robert N. Wilson, Jr.	952,552	3,178
Bennye M. Young	952,552	3,178

No other matters were presented or voted for at the Annual Meeting.

The following persons did not stand for reelection to the Board at the 2003 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Phillip G. Farr, Samuel A. Fowler, Jr., Arthur J. Gay, Jr., Joseph D. Greene, Hugh L. Hamilton, Jr., William G. Hatcher, Larry DeMeyers, J. Randal Hall, George O. Hughes, George H. Inman, James L. Lemley, M.D. and Julian W. Osbon.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. The Company filed a Current Report on Form 8-K on April 17, 2003 with respect to its financial results for the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Georgia-Carolina Bancshares, Inc.

By:	/s/ Patrick G. Blanchard	August 13, 2003
Date
Patrick G. Blanchard President and Chief Executive Officer (principal executive officer)

By:	/s/ James M. Thomas	August 13, 2003
Date
James M. Thomas Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.