Form 10QSB
period 2003-09-30
GEORGIA CAROLINA BANCSHARES INC
filed 2003-11-12
CIK 1044082

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐	Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period of                     to

Commission File Number 0-22891

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

YES	X	NO

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 12, 2003

Common Stock, $.001 Par Value	1,316,255 shares

Transitional Small Business Disclosure Format: YES                     NO X

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-QSB

Index

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2003 and 2002, and the Nine Months Ended September 30, 2003 and 2002	4
	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2003 and 2002, and the Nine Months Ended September 30, 2003 and 2002	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Controls and Procedures	14
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16
	SIGNATURES
	EXHIBIT INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	September 30,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$6,864	$7,520
Federal funds sold	—	507
Securities available-for-sale	30,547	27,346
Loans, net of allowance for loan losses	160,900	142,934
Loans, held for sale	59,874	67,927
Bank premises and fixed assets	7,183	7,171
Accrued interest receivable	1,269	1,245
Foreclosed real estate, net of allowance	456	305
Deferred tax asset, net	552	449
Federal Home Loan Bank Stock	1,083	1,570
Other assets	654	388

Total assets	$269,382	$257,362

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$27,423	$22,512
Interest-bearing:
NOW accounts	31,158	22,703
Savings	63,893	30,763
Money market accounts	11,462	11,665
Time deposits of $100,000, and over	40,747	48,709
Other time deposits	52,296	65,267

Total deposits	226,979	201,619
Other liabilities, borrowings and retail agreements	21,607	38,848

Total liabilities	248,586	240,467

Shareholders’ equity
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 1,315,743 and 1,307,790 shares issued and outstanding	1	1
Additional paid-in-capital	13,423	13,294
Retained Earnings	7,194	3,196
Accumulated other comprehensive income	178	404

Total shareholders’ equity	20,796	16,895

Total liabilities and shareholders’ equity	$269,382	$257,362

See Notes to Condensed Consolidated Financial Statements

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest income
Interest and fees on loans	$3,832	$2,973	$10,674	$8,688
Interest on taxable securities	270	338	836	966
Interest on nontaxable securities	12	—	34	—
Interest on Federal funds sold	—	2	3	7

Total interest income	4,114	3,313	11,547	9,661

Interest expense
Interest on time deposits of $100,000 or more	268	401	871	1,212
Interest on other deposits	782	796	2,582	2,277
Interest on funds purchased and other borrowings	230	51	493	272

Total interest expense	1,280	1,248	3,946	3,761

Net interest income	2,834	2,065	7,601	5,900
Provision for loan losses	313	168	728	382

Net interest income after provision for loan losses	2,521	1,897	6,873	5,518

Noninterest income
Service charges on deposits	187	140	521	396
Other income/(loss)	63	(110)	195	(30)
Gain on sale of mortgage loans	4,732	2,257	11,492	6,813

	4,982	2,287	12,208	7,179

Noninterest expense
Salaries and employee benefits	3,137	2,183	8,612	5,975
Occupancy expenses	298	246	874	745
Other expenses	1,139	813	2,912	2,457

	4,574	3,242	12,398	9,177

Income before income taxes	2,929	942	6,683	3,520

Income tax expense	1,171	331	2,685	1,328

Net income	$1,758	$611	$3,998	$2,192

Net income per share of common stock
Basic	$1.34	$0.47	$3.05	$1.69

Diluted	$1.23	$0.44	$2.81	$1.57

Dividends per share of common stock	$—	$—	$—	$—

See Notes to Condensed Consolidated Financial Statements

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net income (loss)	$1,758	$611	$3,998	$2,192
Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	(289)	114	(221)	227

Comprehensive income (loss)	$1,469	$725	$3,777	$2,419

See Notes to Condensed Consolidated Financial Statements

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities
Net income	$3,998	$2,192
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	363	330
Provision for loan losses	728	382
Net origination and proceeds on loans originated for sale	8,053	6,650
Stock compensation	105	72
Deferred income tax	27	(74)
Net change in other assets and liabilities	(495)	(1,554)

Net cash provided by (used in) operating activities	12,779	7,998

Cash flows from investing activities
Decrease/(Increase) in federal funds sold	507	(384)
Loan originations and collections, net	(19,163)	(21,602)
Purchases of available-for-sale and other securities	(14,411)	(9,732)
Proceeds from maturities, sales, and calls of available-for-sale securities	11,341	4,843
Proceeds from sale of foreclosed real estate	317	70
Net additions to premises and equipment	(375)	(609)

Net cash provided by (used in) investing activities	(21,784)	(27,414)

Cash flows from financing activities
Net increase (decrease) in deposits and funds purchased	8,325	22,433
Issuance of common stock	24	—

Net cash provided by (used in) financing activities	8,349	22,433

Net increase (decrease) in cash and due from banks	(656)	3,017
Cash and due from banks at beginning of period	7,520	3,316

Cash and due from banks at end of period	$6,864	$6,333

See Notes to Condensed Consolidated Financial Statements

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
September 30, 2003
(Unaudited)

Note 1 — Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of September 30, 2003 and for the nine months ended and three months ended September 30, 2003 and 2002 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net income as reported	$1,758	$611	$3,998	$2,192
Earnings per share as reported
Basic:	$1.34	$.47	$3.05	$1.69
Diluted:	$1.23	$.44	$2.81	$1.57
Stock-based employee compensation cost included in net income as reported	$—	$—	$—	$—
Stock-based employee compensation cost based on fair-value method	$40	$29	$90	$103
Pro forma net income including stock-based compensation cost based on fair-value method	$1,718	$582	$3,908	$2,089
Pro forma earnings per share including stock-based compensation cost based on fair-value method
Basic:	$1.31	$.45	$2.98	$1.61
Diluted:	$1.21	$.42	$2.75	$1.50

Note 3 — Earnings per share

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers and others within the Company, diluted earnings per share has been presented in the Statements of Income.

In the fourth quarter of 2002, the Company paid a 15% stock dividend. The September 30, 2002 earnings per share amounts presented in the Statements of Income have been restated from previously reported amounts to reflect the additional shares issued in connection with this dividend.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	Nine Months ended September 30,

	2003	2002

Basic Earnings Per Share:
(Income available to common shareholders’)
Weighted average common shares outstanding	1,311,005	1,300,240

Net income	$3,998,000	$2,192,000

Basic earnings per share	$3.05	$1.69

Diluted Earnings Per Share:
(Income available to common shareholders’ and assumed conversions)
Weighted average common shares outstanding	1,311,005	1,300,240
Effect of dilutive securities (Options)	111,763	94,148

Total weighted average common shares and common stock equivalents	1,422,768	1,394,388

Net income	$3,998,000	$2,192,000

Diluted earnings per share	$2.81	$1.57

	Three Months ended September 30,

	2003	2002

Basic Earnings Per Share:
(Income available to common shareholders’)
Weighted average common shares outstanding	1,314,785	1,302,539

Net income	$1,758,000	$611,000

Basic earnings per share	$1.34	$0.47

Diluted Earnings Per Share:
(Income available to common shareholders’ and assumed conversions)
Weighted average common shares outstanding	1,314,785	1,302,539
Effect of dilutive securities (Options)	110,348	97,257

Total weighted average common shares and common stock equivalents	1,425,133	1,399,796

Net income	$1,758,000	$611,000

Diluted earnings per share	$1.23	$0.44

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     RESULTS OF OPERATIONS

Overview

     The Company’s net income was $1,758,000 for the third quarter of 2003, compared to $611,000 for the third quarter of 2002, an increase of 188%. Net income for the nine months ended September 30, 2003 was $3,998,000, as compared to $2,192,000 for the nine months ended September 30, 2002, an increase of 82%. Basic earnings per share were $1.34 for the third quarter of 2003 compared to $0.47 for the third quarter of 2002, and were $3.05 for the nine months ended September 30, 2003, compared to $1.69 for the nine months ended September 30, 2002. Total consolidated assets at September 30, 2003 were $269,382,000, an increase of $12,020,000 (4.7%) from December 31, 2002 total consolidated assets of $257,362,000, and an increase of $40,149,000 (17.5%) from September 30, 2002 total consolidated assets of $229,233,000.

     The Company’s growth in assets from September 30, 2002 and December 31, 2002 to September 30, 2003 is substantially the result of increased customer deposits obtained and used by the Bank primarily as an investment in loans. This increase in deposits and loans is the result of the Bank’s continued growth in the Augusta, Georgia market area. This growth in loans also resulted in increased interest income for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. During 2002 and 2003 a significant factor contributing to the growth in the assets of the Company has been the growth in mortgage loans originated and held for sale in the secondary market. Loans held for sale were approximately $60 million at September 30, 2003, compared to $67 million at December 31, 2002. During 2002 and 2003 the interest rate environment has been conducive to a high level of lending volume and profitability for the Company in the origination and sale of these mortgage loans.

     The Company also had an increase in the gain on sale of mortgage loans originated by the Bank’s mortgage division for both the three and nine month periods ended September 30, 2003 compared to the three and nine month periods ended September 30, 2002. This increase in the gain on sale of mortgage loans was the result of the Bank’s continued focus on the development of this division and an interest rate environment conducive to growth in mortgage originations and refinancing transactions. See “Noninterest Income” below. In addition, during the first quarter of 2003, the Bank’s mortgage division opened a satellite office in the Orlando, Florida market.

     The Company’s return on average assets was 2.02% (annualized) for the nine months ended September 30, 2003, compared to 1.34% (annualized) for the nine months ended September 30, 2002. The Company’s return on average equity for the nine months ended September 30, 2003 was 28.29% (annualized) compared to 20.23% (annualized) for the nine months ended September 30, 2002.

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

     Net interest income was $2,834,000 for the quarter ended September 30, 2003, an increase of $769,000 (37.2%) over net interest income of $2,065,000 for the quarter ended September 30, 2002. Net interest income was $7,601,000 for the nine months ended September 30, 2003, an increase of $1,701,0000 (28.8%) over net interest income of $5,900,000 for the nine months ended September 30, 2002. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in loans and a decrease in the interest rates paid by the Bank on deposit liability funds and other borrowed funds as competitive interest rates continued to decline. Interest-earning assets were $251,321,000 at September 30, 2003 compared to $238,207,000 at December 31, 2002 and $211,539,000 at September 30, 2002, an increase of $13,114,000 (5.5%) and $39,782,000 (18.8%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $220,774,000 at September 30, 2003 compared to $210,861,000 at December 31, 2002 and $186,345,000 at September 30, 2002, an increase of $9,913,000 (4.7%) and $34,429,000 (18.5%), respectively. The increase in deposit liability funds continues to be primarily attributable to the Company’s continuing growth in the Augusta, Georgia market area. The increase in loans also continues to be primarily attributable to this growth.

     Loans held for sale by the Bank are primarily funded by the Bank through customer deposits, short-term borrowings, and lines-of-credit. Substantially all loans originated by the Bank’s mortgage lending operation are sold in the secondary market following origination. At September 30, 2003, loans represented 87.8% of interest-earning assets compared to 88.5% at December 31, 2002, and 88.1% at September 30, 2002. Investments in securities at September 30, 2003 were $30,547,000, an increase of $3,201,000 (11.7%) from $27,346,000 at December 31, 2002. Interest-bearing deposits at September 30, 2003 were $199,556,000. This represents an increase of $20,449,000 (11.4%) from the December 31, 2002 balance of $179,107,000 and an increase of $35,160,000 (21.4%) from the September 30, 2002 balance of $164,396,000. The Bank’s warehouse line-of-credit was $11,101,000 at September 30, 2003, a decrease of $22,420,000 (66.9%) from the December 31, 2002 balance of $33,521,000, and a decrease of $4,387,000 (28.3%) from the September 30, 2002 balance of $15,488,000. The Bank’s balance of Federal funds purchased was $4,767,000 at September 30, 2003. The Bank had no Federal funds purchased as of December 31, 2002 and September 30, 2002. The Bank’s retail repurchase agreements were $2,830,000 at September 30, 2003, an increase of $626,000 (28.4%) from the December 31, 2002 balance of $2,204,000, and an increase of $331,000 (13.3%) from the September 30, 2002 balance of $2,499,000.

Interest Income

     Interest income for the three months ended September 30, 2003 was $4,114,000, an increase of $801,000 (24.2%) from $3,313,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, interest income was $11,547,000 an increase of $1,886,000 (19.5%) from $9,661,000 for the nine months ended September 30, 2002. The increase in interest income primarily resulted from an increase in interest and fees on loans. The increase in interest and fees on loans resulted from the Bank’s increased investment in the loan portfolio. Interest income and fees on loans was $3,832,000 for the three months ended September 30, 2003, an increase of $859,000 (28.9%) from $2,973,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, interest and fees on loans was $10,674,000, an increase of $1,986,000 (22.9%) from $8,688,000 for the nine months ended September 30, 2002. The Bank has maintained an increasing level of interest income and fees on loans for the three and nine months ended September 30, 2003 when compared to the three and nine months ended September 30, 2002 in a declining rate environment primarily as a result of increasing the Bank’s investment in loans.

Interest Expense

     Interest expense for the three months ended September 30, 2003 was $1,280,000, an increase of $32,000 (2.6%) from $1,248,000 for the three months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 was $3,946,000, an increase of $185,000 (4.9%) from $3,761,000 for the nine months ended September 30, 2002. While the Bank has experienced an increase in interest-bearing deposits from September 30, 2002 to September 30, 2003, interest expense on these deposits has decreased due to the generally lower rate environment in which these funds were obtained.

Noninterest Income

     Noninterest income for the three months ended September 30, 2003 was $4,982,000, an increase of $2,695,000 (117.8%) from $2,287,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, noninterest income was $12,208,000 compared to $7,179,000 for the nine months ended September 30, 2002, an increase of $5,029,000 (70.1%). Service charges on deposit accounts were $187,000 for the three months ended September 30, 2003, an increase of $47,000 (33.6%) from $140,000 for the three months ended September 30, 2002. Service charges for the nine months ended September 30, 2003 were $521,000, an increase of $125,000 (31.6%) from $396,000 for the nine months ended September 30, 2002. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $4,732,000 for the three months ended September 30, 2003, an increase of $2,475,000 (109.7%) from $2,257,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, gain on sale of mortgage loans originated and sold was $11,492,000, an increase of $4,679,000 (68.7%) from $6,813,000 for the nine months ended September 30, 2002. Substantially all loans originated by the division are sold in the secondary market with servicing released.

Noninterest Expense

     Noninterest expense for the three months ended September 30, 2003 was $4,574,000, an increase of $1,332,000 (41.1%) from $3,242,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, noninterest expense was $12,398,000 an increase of $3,221,000 (35.1%) from $9,177,000 for the nine months ended September 30, 2002. Salary and employee benefit costs were $3,137,000 for the three months ended September 30, 2003, an increase of $954,000 (43.7%) from $2,183,000 for the three months ended September 30, 2002. Salary and employee benefit costs were $8,612,000 for the nine months ended September 30, 2003, an increase of $2,637,000 (44.1%) from $5,975,000 for the nine months ended September 30, 2002. These increases are the result of the Bank hiring additional personnel to operate the Fury’s Ferry office in Columbia County, the reestablishment of the Bank’s mortgage operations in Savannah, Georgia, and continued growth in the Bank’s and mortgage division’s operations. Occupancy expenses and other expenses for the three and nine months ended September 30, 2003 also increased from the three and nine months ended September 30, 2002, primarily as a result of the continued growth of the Bank with costs to support the operations.

Income Taxes

     The Company recorded income tax expense of $1,171,000 for the three months ended September 30, 2003, resulting from the net income before taxes of $2,929,000 for the quarter. The Company recorded income tax expense of $2,685,000 for the nine months ended September 30, 2003, resulting from the net income before taxes of $6,683,000 for this period.

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

     Non-performing assets were $1,600,000 at September 30, 2003, compared to $910,000 at December 31, 2002 and $1,850,000 at September 30, 2002. The composition of non-performing assets for each date is shown below.

	September 30,	December 31,	September 30,
	2003	2002	2002

Non-accrual loans	$1,103,000	$597,000	$1,545,000
OREO, net of valuation allowance	456,000	305,000	305,000
Repossessed collateral	41,000	8,000	—

	$1,600,000	$910,000	$1,850,000

     The ratio of non-performing assets to total loans and other real estate was 0.72% at September 30, 2003, 0.43% at December 31, 2002, and 0.99% at September 30, 2002.

     Reduction and disposition of non-performing assets is a management priority.

     Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience delinquency trends, the amount of actual losses charged to the allowance in a given period, and assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $313,000 during the quarter ended September 30, 2003. The ratio of allowance for loan losses to total gross loans was 1.36% at September 30, 2003, 1.14% at December 31, 2002 and 1.35% at September 30, 2002. Excluding the balance of loans held for sale by the Bank, the ratio of allowance for loan losses to loans was 1.85% at September 30, 2003, 1.68% at December 31, 2002 and 1.86% at September 30, 2002. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

     Management believes that the Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at September 30, 2003 was 31.9%, compared to 39.6% at December 31, 2002, and 36.6% at September 30, 2002.

     Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements for risk-based capital of 4% for core capital (“Tier I”), 8% for total risk-based capital and 4% for the leverage ratio. At September 30, 2003, the Bank’s Tier I capital was 10.18% and total risk-based capital was 11.43%, compared to 9.15% and 10.39% at year-end December 31, 2002, respectively. At September 30, 2003, the Bank’s leverage ratio was 6.92% compared to 7.17% at December 31, 2002.

Cautionary Note Regarding Forward-Looking Statements

     The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 3. Controls and Procedures.

     Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Report on Form 10-QSB and have concluded that the Company’s disclosure controls and procedures are effective. During the third quarter of 2003, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On July 18, 2003, the Company issued 2,000 shares of its common stock as a result of the exercise of certain non-qualified options. The Company received $24,000 in consideration of this issuance. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipient thereof for investment and with no view toward the resale or distribution thereof. The purchaser had a preexisting relationship with the Company, the offer and sale was made without any public solicitation, and the stock certificate bears a restrictive legend. No underwriter was involved in the transaction and no commissions were paid.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. The Company furnished a Current Report on Form 8-K on July 18, 2003 with respect to its financial results for the quarter ended June 30, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Georgia-Carolina Bancshares, Inc.

By:	/s/ Patrick G. Blanchard	November 12, 2003

	Patrick G. Blanchard	Date
President and Chief Executive Officer
(principal executive officer)

By:	/s/ James M. Thomas	November 12, 2003

	James M. Thomas	Date
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.