Form 10KSB
period 2003-12-31
GEORGIA CAROLINA BANCSHARES INC
filed 2004-03-30
CIK 1044082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003

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

Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [   ]

Revenue for the fiscal year ended December 31, 2003: $30,698,146.

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant (1,778,560 shares), on March 18, 2004 was $41,173,664 based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on March 18, 2004. For purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date.

As of March 18, 2004, 2,640,974 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders scheduled to be held on May 25, 2004 are incorporated by reference in response to Part III of this Report.

Transitional Small Business Disclosure Format (check one)

Yes [   ]  No [X]

PART I

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Annual Report on Form 10-KSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company’s financial performance and could cause actual results for fiscal 2004 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 1. Description of Business.

General

Georgia-Carolina Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia on January 31, 1997 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended.

The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, locally owned state-chartered commercial bank. The Bank operates two offices in Augusta, Georgia, two offices in Martinez, Georgia and one office in Thomson, Georgia.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank operates as a locally owned bank that targets the banking needs of individuals and small to medium-sized businesses by emphasizing personal service. The Bank offers a full range of deposit and lending services and is a member of an electronic banking network that enables its customers to use the automated teller machines of other financial institutions. In addition, the Bank offers commercial and business credit services, as well as various consumer credit services, including home mortgage loans, automobile loans, lines of credit, home equity loans and home improvement loans.

The Company was organized in 1997 at the direction of the Board of Directors of the Bank based on a plan of reorganization developed by the Board to substantially strengthen the Bank’s competitive position. The reorganization, in which the Bank became a wholly owned subsidiary of the Company, was completed on June 6, 1997.

The following table sets forth the location of each of the Bank’s branch offices and the date each branch opened for business:

Branch	Date Opened
Thomson Office, Thomson, Georgia	January 1989
Daniel Village Office, Augusta, Georgia	March 1999
West Town Office, Martinez, Georgia	October 1999
Medical Center Office, Augusta, Georgia	January 2001
Fury’s Ferry Road Office, Martinez, Georgia	April 2002

In September 1999, the Bank established a mortgage division which operates as First Bank Mortgage (the “Mortgage Division”). The Mortgage Division originates mortgage loans and offers a variety of other mortgage products. As of December 31, 2003, First Bank Mortgage had locations in the Augusta and

Savannah, Georgia markets as well as the Jacksonville and Orlando, Florida markets. In addition, in January 2004, First Bank Mortgage opened an additional location in Pooler, Georgia.

In December 2003, the Bank established a financial services division which operates as FB Financial Services. FB Financial Services offers financial planning and investment services through its relationship with Linsco/Private Ledger (Member NASD/SIPC), one of the nation’s leading independent brokerage firms. A joint office of FB Financial Services and Linsco/Private Ledger is located in the Bank’s Fury’s Ferry location.

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

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balance sheet of the Bank for the years ended December 31, 2003, 2002 and 2001. Also presented is the Bank’s actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability. This table includes all major categories of interest-earning assets and interest-bearing liabilities:

AVERAGE BALANCE SHEETS
(Dollar amounts in thousands)

	Year Ended December 31,
	2003			2002			2001
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield /	Average	Income/	Yield /	Average	Income/	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
INTEREST-EARNING ASSETS
Loans, net of unearned income	$227,242	$13,956	6.14%	$175,022	$12,063	6.89%	$130,153	$10,464	8.04%
Investment securities	31,407	1,199	3.82%	23,320	1,296	5.56%	17,939	1,106	6.17%
Federal funds sold	393	4	1.02%	576	9	1.56%	453	18	3.97%

Total interest-earning assets	259,042	15,159	5.85%	198,918	13,368	6.72%	148,545	11,588	7.80%
NON-INTEREST-EARNING ASSETS
Cash and due from banks	7,071			5,001			3,417
Bank premises and fixed assets	7,200			7,477			6,106
Accrued interest receivable	1,139			1,043			757
Other assets	3,154			2,831			1,252
Allowance for loan losses	(2,840)			(2,392)			(1,491)

Total assets	$274,766			$212,878			$158,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING DEPOSITS
NOW accounts	$30,871	$386	1.25%	$16,077	$261	1.62%	$9,379	$173	1.85%
Savings accounts	53,616	878	1.64%	20,898	490	2.34%	7,593	251	3.31%
Money market accounts	11,072	174	1.57%	12,496	254	2.03%	9,821	305	3.11%
Time accounts	99,709	2,941	2.95%	103,504	3,735	3.61%	75,225	4,550	6.05%

Total interest-bearing deposits	195,268	4,379	2.24%	152,975	4,740	3.10%	102,018	5,279	5.18%
OTHER INTEREST-BEARING LIABILITIES
Funds purchased	27,434	532	1.94%	20,327	432	2.13%	25,786	986	3.82%

Total interest-bearing liabilities	222,702	4,911	2.21%	173,302	5,172	2.98%	127,804	6,265	4.90%
NON-INTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	28,619			22,243			15,770
Other liabilities	1,794			2,285			2,903
Shareholders’ equity	21,651			15,048			12,109

Total liabilities and shareholders’ equity	$274,766			$212,878			$158,586

Interest rate spread			3.64%			3.74%			2.90%
Net interest income		$10,248			$8,196			$5,323
Net interest margin			3.96%			4.12%			3.58%
Average interest-earning assets to average total assets			94.28%			93.44%			93.67%
Average loans to average deposits			101.50%			99.89%			110.50%

Rate/Volume Analysis of Net Interest Income

The following table sets forth information regarding changes in net interest income attributable to changes in average balances and changes in rates for the periods indicated. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate. Non-accruing loans have been included in the category “Net loans and loans held for sale.”

	Year Ended December 31, 2003
	Compared with
	Year Ended December 31, 2002
	(In thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest earned on:
Tax-exempt securities	$49	$(1)	$48
Taxable securities	383	(528)	(145)
Federal funds sold	(3)	(2)	(5)
Net loans and loans held for sale	3,598	(1,705)	1,893

Total interest income	$4,027	$(2,236)	$1,791

Interest paid on:
NOW deposits	240	(115)	125
Money market deposits	(29)	(51)	(80)
Savings deposits	766	(378)	388
Time deposits	(137)	(657)	(794)
Borrowed funds	151	(51)	100

Total interest expense	991	(1,252)	(261)

Increase (decrease) in net interest income	$3,036	$(984)	$2,052

	Year Ended December 31, 2002
	Compared with
	Year Ended December 31, 2001
	(In thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest earned on:
Tax-exempt securities	$7	$—	$7
Taxable securities	327	(144)	183
Federal funds sold	5	(14)	(9)
Net loans and loans held for sale	3,612	(2,013)	1,599

Total interest income	$3,951	$(2,171)	$1,780

Interest paid on:
NOW deposits	125	(37)	88
Money market deposits	84	(135)	(51)
Savings deposits	442	(203)	239
Time deposits	1,710	(2,525)	(815)
Borrowed funds	(210)	(344)	(554)

Total interest expense	2,151	(3,244)	(1,093)

Increase (decrease) in net interest income	$1,800	$1,073	$2,873

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

The following table details, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories (dollar amounts in thousands):

	Year Ended December 31, 2003		Year Ended December 31, 2002		Year Ended December 31, 2001
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Deposit Category
Non-interest bearing demand deposits	$28,619	–	$22,243	–	$15,770	–
NOW and money market deposits	41,943	1.33%	28,573	1.80%	19,200	2.90%
Savings deposits	53,616	1.64%	20,898	2.34%	7,593	3.31%
Time deposits	99,709	2.95%	103,504	3.61%	75,225	6.05%

The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2003 were as follows (in thousands):

Three months or less	$8,863
Over three months through six months.	3,471
Over six months through twelve months	5,680
Over twelve months	21,972

Total	$39,986

Borrowed funds consist of short-term borrowings, including federal funds purchased, retail and other repurchase agreements and lines of credit with the Federal Home Loan Bank. The average balance of borrowed funds was approximately $27.4 million for the year ended December 31, 2003, compared to $20.3 million for the year ended December 31, 2002.

The most significant borrowed funds categories for the Bank are two lines of credit from the Federal Home Loan Bank, a warehouse line of credit and a 1-4 family line of credit.

At December 31, 2003, the outstanding balance on the warehouse line of credit was $10,000,000 with an interest rate of 1.65%. At December 31, 2002, the outstanding balance on the warehouse line of credit was $33,520,791 with an interest rate of 1.80%. The average balance outstanding on the warehouse line of credit was $19,555,620 for 2003 with a weighted average interest rate of 2.00%. The average balance outstanding on the warehouse line of credit was $14,998,000 for 2002 with a weighted average interest rate of 2.26%. The maximum amount outstanding on the warehouse line of credit at any month end during 2003 was $50,104,841, and was $42,952,000 at any month end during 2002. The warehouse line of credit is secured by the mortgage loans held for sale originated with the borrowed funds. The interest rate on the warehouse line of credit for 2003 and 2002 was the Federal Home Loan Bank’s Daily Rate Credit Program rate plus 50 basis points.

At December 31, 2003, the outstanding balance on the 1-4 family line of credit was $8,600,000 with an interest rate of 1.15%. The average balance outstanding on the 1-4 family line of credit was $3,231,507 for 2003 with a weighted average interest rate of 1.20%. The maximum amount outstanding on the 1-4 family line of credit at any month end during 2003 was $8,600,000. This line of credit was established in May 2003 and is secured by the Bank’s portfolio of 1-4 family first mortgage loans, excluding those loans that are held for sale. The interest rate on the 1-4 family line of credit for 2003 was the Federal Home Loan Bank’s Daily Rate Credit Program rate.

Loan Portfolio

The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 2003, the Bank’s loan portfolio consisted of 56.2% real estate mortgage loans, 21.1% real estate construction loans, 13.9% commercial loans and 8.8% consumer/installment loans.

Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank’s legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. These loans include short-term lines of credit, short- to medium-term plant and equipment loans, loans for general working capital and letters of credit.

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

The Bank’s real estate construction loans consist of residential and commercial construction loans as well as land development loans. These loans are primarily construction and development loans to builders in the Augusta and Savannah, Georgia areas and the Jacksonville, Florida area.

While risk of loss in the Bank’s loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Bank’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank’s real estate portfolio.

The Bank may originate loans and participate the loan with other banks with respect to loans which exceed the Bank’s lending limits or established credit criteria. In addition, the Bank may participate in loans originated by other banks. Management of the Bank does not believe that loan purchase participations will necessarily pose any greater risk of loss than loans which the Bank originates.

The following table presents the categories of loans contained in the Bank’s loan portfolio as of the end of the five most recent fiscal years and the total amount of all loans for such periods:

	December 31,
Type of Loan	2003	2002	2001	2000	1999
	(In thousands)
Commercial, financial and agricultural	$24,552	$24,105	$26,863	$24,582	$10,468
Real estate – construction	37,201	26,117	20,312	17,648	5,458
Real estate – mortgage	99,179	79,374	53,730	21,850	16,033
Installment and consumer	15,500	15,832	14,435	9,247	4,159

Subtotal	$176,432	$145,428	$115,340	$73,327	$36,118
Less:
Unearned income and deferred loan fees	(65)	(58)	(114)	(146)	(25)
Allowance for possible loan losses	(3,164)	(2,436)	(2,187)	(1,194)	(1,000)

Total (net of allowance)	$173,203	$142,934	$113,039	$71,987	$35,093

In addition to the above, at December 31, 2003, the Bank also had $32.4 million of single family residential mortgage loans held for sale that were originated by the Bank’s Mortgage Division.

The table below presents an analysis of maturities of certain categories of loans as of December 31, 2003:

	Due in 1 Year or	Due in 1 to	Due After
Type of Loan	Less	5 Years	5 Years	Total
		(In thousands)
Commercial, financial and agricultural	$16,488	$7,738	$326	$24,552
Real estate-construction	36,403	328	470	37,201

Total	$52,891	$8,066	$796	$61,753

The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 2003 (in thousands):

Loans due after 1 year with predetermined interest rates	$652
Loans due after 1 year with floating interest rates	$8,210

The following table presents information regarding non-accrual and past due loans at the dates indicated:

	December 31,
	2003	2002	2001	2000	1999
		(Dollars in thousands)
Loans accounted for on a non-accrual basis
Number	58	43	24	10	9
Amount	$1,057	$597	$302	$161	$1,140
Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	13	3	3	10	1
Amount	$496	$91	$160	$98	$5

The Bank does not have any loans which are “troubled debt restructurings” as defined in SFAS No. 15.

Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or, when in management’s judgment, the interest will not be collectible in the normal course of business. Additional interest income of $85,000 in 2003 would have been recorded if all loans accounted for on a nonaccrual basis had been current in accordance with their original terms. No interest income has been recognized in 2003 on loans that have been accounted for on a nonaccrual basis.

At December 31, 2003, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience

An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollar amounts in thousands)
Allowance, beginning of year	$2,436	$2,187	$1,194	$1,000	$835
Charge-offs:
Commercial, financial and agricultural	55	11	13	195	—
Installment and consumer	141	195	103	26	15
Credit cards	10	7	8	–	6

	206	213	124	221	21

Recoveries:
Commercial, financial and agricultural	0	1	4	1	2
Installment and consumer	53	6	6	52	68
Credit cards	1	4	1	1	1

	54	11	11	54	71

Net (charge-offs) recoveries	(152)	(202)	(113)	(167)	50

Provision charged to operations	880	451	1,106	361	115

Allowance, end of year	$3,164	$2,436	$2,187	$1,194	$1,000

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(.07%)	(.11%)	(.08%)	(.25%)	.16%

Loan Loss Allowance

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.

Accordingly, management has established an allowance for loan losses, which totaled approximately $3,164,000 at December 31, 2003, which is allocated according to the following table, along with the percentage of loans in each category to total loans:

	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollar amounts in thousands)
Commercial, financial and agricultural	$410	13.9%	$330	16.6%	$320	23.3%	$181	33.5%	$99	29.0%
Real estate - construction	1,100	21.1%	704	17.9%	589	17.6%	356	24.1%	44	15.1%
Real estate - mortgage ..	1,385	56.2%	920	54.6%	782	46.6%	368	29.8%	522	44.4%
Consumer and installment	249	8.8%	387	10.9%	180	12.5%	75	12.6%	85	11.5%
Unallocated	20	—	95	—	316	—	214	—	250	—

Total	$3,164		$2,436		$2,187		$1,194		$1,000

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

Real estate mortgage loans constituted approximately 56.2% of outstanding loans at December 31, 2003. These loans include both commercial and residential mortgage loans. Management believes the risk of loss for commercial real estate loans is generally higher than residential loans. Management continuously monitors the performance of the commercial real estate portfolio and collateral values. Residential mortgages are generally secured by the underlying residence. Management of the Bank believes that these loans are adequately secured.

Real estate construction loans represented approximately 21.1% of the Bank’s outstanding loans at December 31, 2003. This category of the loan portfolio consists of commercial and residential construction and development loans located in the Bank’s market areas in Georgia and Florida. Management of the Bank closely monitors the performance of these loans and periodically inspects properties and development progress. Management considers these factors in estimating and evaluating the allowance for loan losses.

Commercial loans represented approximately 13.9% of outstanding loans at December 31, 2003. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank’s loan portfolio. However, the Bank generally originates commercial loans on a secured basis, and at December 31, 2003, over 90% of the Bank’s commercial loans were secured. Management believes that the secured status of a substantial portion of the commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

Consumer and installment loans represented approximately 8.8% of outstanding loans at December 31, 2003 and is also well secured. At December 31, 2003, the majority of the Bank’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans inherently possess less risk than other categories of loans.

Loans held for sale consist of single family residential mortgage loans originated by the Bank’s Mortgage Division. These loans are originated with an investor purchase commitment and are sold shortly after origination by the Bank.

The Bank’s management and Board of Directors monitor the loan portfolio monthly to evaluate the adequacy of the allowance for loan losses. Ratings on classified loans are also reviewed and performance is evaluated in determining the allowance. The provision for loan losses charged to operations is based on this analysis. In addition, management and the Board consider such factors as delinquent loans, collateral values and economic conditions in their evaluation of the adequacy of the allowance for loan losses.

Investments

As of December 31, 2003, investment securities comprised approximately 13.0% of the Bank’s assets. The Bank invests primarily in obligations of the United States or agencies of the United States, mortgage-backed securities and obligations, other taxable securities and in certain obligations of states and municipalities. The Bank also enters into federal funds transactions with its principal correspondent banks. The Bank may act as a net seller or net purchaser of such funds.

The following table presents, for the dates indicated, the estimated fair market value of the Bank’s investment securities available for sale. The Bank has classified all investment securities as available for sale.

	December 31,
	2003	2002	2001
	(In thousands)
Obligations of the U.S. Treasury and other U.S government agencies	$17,450	$13,427	$8,376
Mortgage-backed securities	12,415	10,756	9,014
Obligations of States and political subdivisions	2,494	990	—
Corporate obligations	2,152	2,173	2,119

Total investment securities	$34,511	$27,346	$19,509
Federal Home Loan Bank stock	1,083	1,570	1,606
Total investment securities and FHLB stock	$35,594	$28,916	$21,115

The following tables present the contractual maturities and weighted average yields of the Bank’s investments as of December 31, 2003:

	Maturities of Investment Securities
		After One	After Five
	Within	Through	Through	After
	One Year	Five Years	Ten Years	Ten Years
	(In thousands)
Obligations of the U.S. Treasury and other U.S. government agencies	$503	$8,185	$8,762	$—
Mortgage-backed securities	—	7,028	2,056	3,331
Obligations of States and political subdivisions	—	—	1,062	1,432
Corporate obligations	513	1,639

Total	$1,016	$16,852	$11,880	$4,763

	Weighted Average Yields
		After One	After Five
	Within	Through	Through	After
	One Year	Five Years	Ten Years	Ten Years
Obligations of the U.S. Treasury and other U.S. government agencies	3.36%	7.79%	4.29%	—
Mortgage-backed securities	—	2.64%	3.15%	4.80%
Obligations of States and political subdivisions	—	—	2.68%	5.61%
Corporate obligations	6.05%	6.14%	—	—
Total weighted average yield	4.72%	5.48%	3.95%	5.04%

With the exception of the U.S. Treasury notes and U.S. government agencies securities shown above, the Bank did not have investments with a single issuer exceeding, in the aggregate, 10% of the Company’s shareholders’ equity.

Return on Equity and Assets

The following table presents certain profitability, return and capital ratios for the Company as of the end of the past three fiscal years.

	December 31,
	2003	2002	2001
Return on Assets	1.92%	1.44%	1.06%
Return on Equity	25.97%	22.14%	13.83%
Dividend Payout.	—	—	—
Equity to Assets	7.88%	7.07%	7.64%

Asset/Liability Management

It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan investment, borrowing and capital policies. An investment committee is responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank’s assets in commercial, consumer and real estate loans.

The Bank’s asset/liability mix is monitored on a daily basis and further evaluated with a monthly report that reflects interest-sensitive assets and interest-sensitive liabilities. This report is prepared and presented to the Bank’s Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Company’s earnings.

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

The Bank sells loan participations to correspondent banks. The Bank has established correspondent relationships with The Bankers Bank, the Federal Home Loan Bank of Atlanta and SunTrust Bank. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondent in both non-interest bearing and interest bearing accounts.

Data Processing

The Bank has entered into a data processing servicing agreement with The Intercept Group, Inc. under which the Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.

Employees

At December 31, 2003, the Bank employed 148 persons on a full-time or part-time basis, including 35 officers.

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

Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. Under the Gramm-Leach-Bliley Act of 1999, a bank holding company meeting certain qualifications may apply to the Federal Reserve Board to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

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

Financial Services Modernization. The laws and regulations that affect banks and bank holding companies underwent significant changes as a result of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act. Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumers’ information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Management believes that the Bank meets all such standards.

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

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

The FDIC and Federal Reserve also employ a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company or bank may leverage its equity capital base. A minimum leverage ratio of 3% is required for the most highly rated bank holding companies and banks. Other bank holding companies, banks and bank holding companies seeking to expand, however, are required to maintain minimum leverage ratios of at least 4% to 5%.

The Federal Deposit Insurance Corporation Improvement Act created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the Federal Deposit Insurance Corporation and the Federal Reserve, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

Recent Significant Changes in Banking Laws and Regulations

International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

Among other things, the new rules require that financial institutions implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person’s identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. The rules also prohibit banks from establishing correspondent accounts with foreign shell banks with no physical presence and encourage cooperation among financial institutions, their regulators and law enforcement to share information regarding individuals, entities and organizations engaged in terrorist acts or money laundering activities. The rules also limit a financial institution’s liability for submitting a report of suspicious activity and for voluntarily disclosing a possible violation of law to law enforcement.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The Sarbanes-Oxley Act requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Item 2. Description of Property.

The Company’s main office is located at 2805 Wrightsboro Road at Daniel Village in Augusta, Georgia, which also serves as one of the Banks’ banking offices.

The Bank operates two banking offices in Augusta, Georgia, two banking offices in Martinez, Georgia and one banking office in Thomson, Georgia. The following table sets forth the location of each of the Bank’s branch offices and the date each branch opened for business:

Branch	Date Opened
Thomson Office, Thomson, Georgia	January 1989
Daniel Village Office, Augusta, Georgia	March 1999
West Town Office, Martinez, Georgia	October 1999
Medical Center Office, Augusta, Georgia	January 2001
Fury’s Ferry Road Office, Martinez, Georgia	April 2002

In November 2001, the Bank purchased a site located on Wheeler Road in Augusta for a purchase price of $706,000. In January 2002, the Bank purchased a site located in Evans, Georgia for a purchase price of $401,000. The Bank has purchased these sites in anticipation of building full service banking facilities in the next few years.

The Bank also leases office space at one location in Augusta to house the Mortgage Division and its financial and accounting operations and another location in Augusta to house its human resources and loan operations. The Mortgage Division also operates offices in Savannah and Pooler, Georgia and Jacksonville and Orlando, Florida out of leased office space.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter ended December 31, 2003 to a vote of security holders of the Company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     A. Market Information

The Company’s common stock trades on the Over-The-Counter Bulletin Board under the symbol “GECR”. The market for the Company’s common stock must be characterized as a limited market due to its relatively low trading volume and analyst coverage. The following table sets forth for the periods indicated the quarterly high and low bid quotation per share as reported by the Over-The-Counter Bulletin Board. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. The share prices below reflect the 15% stock dividend effected on December 16, 2002 and the 2-for-1 stock split effected on January 30, 2004.

	High	Low
Fiscal year ended December 31, 2003
First Quarter	$11.63	$8.13
Second Quarter	$12.50	$10.78
Third Quarter	$15.00	$11.50
Fourth Quarter	$21.40	$13.50
Fiscal year ended December 31, 2002
First Quarter	$5.13	$5.11
Second Quarter	$6.63	$5.13
Third Quarter	$7.93	$6.95
Fourth Quarter	$8.48	$8.00

     B. Holders of Common Stock

As of March 18, 2004, the number of holders of record of the Company’s common stock was 627.

     C. Dividends

No cash dividends were paid by the Company during the years ended December 31, 2003 or 2002. On December 16, 2002, the Company paid a 15% stock dividend to shareholders of record as of December 2, 2002. On January 30, 2004, the Company paid a 2-for-1 split effected as a 100% stock dividend to shareholders of record as of January 5, 2004.

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

Because the Company’s principal operations are conducted through the Bank, the Company generates cash to pay dividends primarily through dividends paid to it by the Bank. Accordingly, any dividends paid by the Company will depend on the Bank’s earnings, capital requirements, financial condition and other factors. Under Georgia law, the Bank may pay dividends only when and if the Bank is not insolvent. In addition, dividends may not be declared or paid at any time when the Bank does not have combined paid-in capital and appropriated retained earnings equal to at least 20% of the Bank’s capital stock. Moreover, dividends may not be paid by the Bank without the prior approval of the Georgia Banking Department, if the dividends are in excess of specified amounts fixed by the Georgia Banking Department.

     D. Recent Sales of Unregistered Securities

On December 12, 2003, the Company issued 2,000 shares of its common stock as a result of the exercise of certain non-qualified options by The Prime Group, Inc. The Company received $24,000 in consideration of this issuance. On January 2, 2004, the Company issued 750 shares of its common stock to certain of its advisory directors. The issuances of the common stock were made in reliance upon the exception from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering and Rule 506 promulgated thereunder. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. The purchasers have a preexisting relationship with the Company, the offers and sales were made without any public solicitation, and the stock certificates bear a restrictive legend. No underwriter was involved in the transactions and no commissions were paid.

Item 6. Management’s Discussion and Analysis.

The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and Bank and should be read in conjunction with the “Business” and “Financial Statements” sections included elsewhere in this Report.

Critical Accounting Policies

The accounting and reporting policies of the Company and Bank are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and the accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.

Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record the valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

The most significant accounting policies for the Company and Bank are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses to be the only critical accounting policy.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on non-impaired loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, or SFAS 114, Accounting by

Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined using the average of actual losses incurred over prior years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category.

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.

Additional information on the Bank’s loan portfolio and allowance for loan losses can be found in the Management’s Discussion and Analysis and in Item 1, Loan Portfolio. Note 1 to the consolidated financial statements includes additional information on the Bank’s accounting policies related to the allowance for loan losses.

Consolidated Financial Information

Certain financial information for the Company and Bank consolidated, and solely the Bank as of and for the years ended December 31, 2003 and 2002 is presented below:

	2003		2002
	Total Assets	Net Income	Total Assets	Net Income
	(Dollar amounts in thousands)
Consolidated	$266,025	$5,032	$257,362	$3,331
Bank only	$265,899	$5,220	$257,251	$3,494

During 2003, the Company funded operational costs through internally generated funds. The Company incurred approximately $315,000 in operational costs for the year ended December 31, 2003. The Company recorded an income tax benefit of $127,000, resulting in a net loss of $188,000 for 2003. The Company received no revenue in the form of dividends from the Bank in 2003.

During 2001, the Company entered into an agreement with The Bankers Bank that provides the Company with a line of credit of up to $3 million, which bears interest at the prime rate minus 50 basis points and matures in 2014. As of December 31, 2003 and 2002, the outstanding balance under the line of credit was $1 million. The arrangement requires the Company and the Bank to comply with certain financial and other covenants. At December 31, 2003, the Company and the Bank were in compliance with all applicable covenants. The $1 million drawn by the Company was invested in the Bank during 2001 as additional paid in capital.

The Bank

Results of Operations

For the year ended December 31, 2003, the Bank experienced an increase in both total assets and net income. Total assets increased 3.4% to $265,899,000 at December 31, 2003 from $257,251,000 at December 31, 2002. Net income increased 49.4% to $5,220,000 from $3,494,000 for the year ended December 31, 2002. Average total assets were $274,766,000 for 2003 and were $212,878,000 for 2002, an increase of $61,888,000 or 29.1%. This increase in average assets is primarily the result of an increase in loans outstanding, which increased $52,220,000, or 29.8%, from $175,022,000 for 2002 to $227,242,000 for 2003. This increase in loans is a direct result of the Bank’s expansion to new market areas through the opening of an additional full service banking location during 2002 and the continued growth of the Mortgage Division. Net loans held for investment increased from $142,934,000 at December 31, 2002 to $173,203,000 at December 31, 2003, a change of $30,269,000, or 21.2%. Commercial loans increased $455,000, or 1.9%, from 2002. Real estate mortgage loans increased $19,804,000, or 25.0%, from 2002, and real estate construction loans increased $11,084,000, or 42.4%, from 2002. Installment and consumer loans decreased $340,000, or 2.1%, from 2002. The decrease in installment and consumer loans is primarily the result of a softening in the demand for this type of loan. The increases in each of the other loan categories are the result of the Bank’s continuing efforts to obtain these types of lending opportunities, and the opening of additional office locations of the Bank. Loans held for sale by the Bank decreased from $67,927,000 in 2002 to $32,419,000 in 2003.

The allowance for loan losses was $3,164,000 at December 31, 2003 and was $2,436,000 at December 31, 2002. This represents an increase of $727,000 or 29.8%. The increase in the allowance is based upon management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the growth in the Bank’s loan portfolio. The Bank’s ratio of allowance for loan losses to gross loans was 1.51% at December 31, 2003 and was 1.14% at December 31, 2002. Substantially all loans held for sale originated by the Bank consist of well-secured single family residence mortgage loans and are originated with a sales commitment and are sold in the secondary market shortly after origination, thus greatly reducing the Bank’s credit risk. The Bank’s ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 1.79% at December 31, 2003, compared to 1.68% at December 31, 2002.

The asset growth of the Bank during 2003 was funded through deposit account growth resulting from the Bank’s expansion to new market areas, through short-term borrowings from correspondent banks, and from lines-of-credit established with the Federal Home Loan Bank. Total deposit accounts at December 31, 2003 were $221,656,000, an increase of $20,037,000, or 9.9%, from $201,619,000 at December 31, 2002. Total other borrowings by the Bank were $19,993,000 at December 31, 2003, a decrease of $15,752,000, or 44.1%, from the balance of $35,745,000 at December 31, 2002.

The Bank’s loan to deposit ratio was 94.2% at December 31, 2003 and 105.8% at December 31, 2002.

Interest income was $15,159,000 for the year ended 2003, compared to $13,368,000 for 2002. This represents an increase of $1,791,000, or 13.4%. This increase was primarily attributable to an increase in interest income from loans of $1,893,000 in 2003. The volume increase was a result of the Bank’s increases in loans due to the expansion of the Bank’s market area through the opening of an additional location, loan growth in existing locations, and continued growth of the Bank’s Mortgage Division. Growth in the Bank’s Mortgage Division was also due to a declining interest rate environment for residential mortgage loans resulting in a greater number of refinancing transactions. Interest expense decreased $261,000, or 5.0%, from $5,172,000 for 2002 to $4,911,000 for 2003. This decrease resulted primarily from declining rates for all types of deposits, but was partially offset by increases in volume for NOW and savings deposit accounts, and in funds purchased. The increase in deposit accounts was a result of the expansion of the Bank’s market area through the opening of an additional location and growth in exiting locations. The Bank focuses on obtaining growth in deposit accounts to effectively fund the Bank’s loan growth. Non-interest bearing deposits increased $3,814,000 from 2002 to 2003. Net interest income for the year ended December 31, 2003 was $10,248,000, representing an increase of $2,052,000, or 25.0%, from $8,196,000 for the year ended December 31, 2002.

Non-interest income increased from $10,397,000 in 2002 to $15,540,000 in 2003, an increase of $5,143,000 or 49.5%. This increase is primarily due to the increase in the gain on sale of mortgage loans for 2003. This increase is a direct result of the Bank’s continued development of the Mortgage Division during 2003, and increased loan fees from purchase and refinancing transactions.

Non-interest expense increased from $12,713,000 in 2002 to $16,188,000 in 2003, an increase of $3,475,000 or 27.3%. The increase resulted from increased personnel, occupancy and general and administrative costs resulting from the opening of an additional branch location and the continued favorable environment for growth of the Mortgage Division in 2003.

Net income increased $1,726,000, or 49.4%, from $3,494,000 in 2002 to $5,220,000 in 2003 as a result of each of the above matters.

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

As of December 31, 2003, the Bank’s liquidity ratio was 25.4% as compared to 39.6% at December 31, 2002. In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with The Bankers Bank and SunTrust Bank. Management is not aware of any demands, commitments or uncertainties, which could materially affect the Bank’s liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities on December 31, 2003 with a market value of $34.5 million in its available-for-sale portfolio which would provide an additional source of liquidity.

Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank’s exposure to interest rate risk. Various assets and liabilities are termed to be “rate sensitive” when the interest rate can be replaced. By definition, the “gap” is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon. At December 31, 2003, the Bank was liability sensitive through 12 months and asset sensitive thereafter.

The following is an analysis of rate sensitive assets and liabilities as of December 31, 2003 (in thousands):

				5 years
	0- 3 mos.	3 – 12 mos.	1 – 5 years	or more	Total
Taxable securities	$503	$513	$16,852	$14,149	$32,017
Tax-exempt securities	—	—	—	2,494	2,494
Federal funds sold	8,470	—	—	—	8,470
Loans	131,456	13,876	57,126	6,327	208,785

Total rate sensitive assets	140,429	14,389	73,978	22,970	251,766

NOW and money market deposits	40,669	—	—	—	40,669
Savings deposits	64,001	—	—	—	64,001
Time deposits	17,254	30,704	42,702	—	90,660

Total rate sensitive deposits	121,924	30,704	42,702	—	195,330
Borrowed funds	19,984	9	—	—	19,993

Total rate sensitive liabilities	141,908	30,713	42,702	—	215,323

Excess of rate sensitive assets less rate sensitive liabilities	(1,479)	(16,324)	31,276	22,970	36,443
Cumulative ratio of rate sensitive assets to liabilities	99%	90%	106%	117%
Cumulative gap	(1,479)	(17,803)	13,473	36,443

Capital Resources

The equity capital of the Bank totaled $22,751,000 at December 31, 2003, an increase of $4,990,000 or 28.1% from equity capital of $17,761,000 at December 31, 2002. The increase in equity capital was attributable to the Bank’s net income of $5.22 million, and a decrease of $.23 million in the Bank’s after-tax unrealized gain on available-for-sale securities, which under Statement of Financial Accounting Standard No. 115, is recognized in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account.

The equity capital of the Company totaled $21,864,000 at December 31, 2003.

Management believes that the capitalization of the Company and the Bank is adequate to sustain the growth experienced in 2003. The following table sets forth the applicable required capital ratios for the Company and the Bank and the actual capital ratios for the Bank as of December 31, 2003:

		Minimum
Bank	December 31, 2003	Regulatory Requirement
Tier 1 Capital ratio	10.72%	4.0%
Total risk-based capital ratio	11.98%	8.0%
Leverage ratio	8.68%	4.0%
Company – Consolidated
Tier 1 Capital ratio	10.38%	4.0%
Total risk-based capital ratio	11.89%	8.0%
Leverage ratio	8.48%	4.0%

The above ratios indicate that the capital position of the Company and the Bank are sound and that the Company is well positioned for future growth.

There are no commitments of capital resources known to management which would have a material impact on the Bank’s capital position.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.

Following is an analysis of significant off-balance sheet financial instruments at December 31, 2003 and 2002.

	At	At
	December 31, 2003	December 31, 2002
	(In thousands)
Commitments to extend credit	$48,485	$34,748
Standby letters of credit	223	141

	$48,708	$34,889

Item 7. Financial Statements and Supplementary Data.

The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:

Report of Independent Certified Public Accountants

Consolidated Statements of Financial Condition as of
December 31, 2003 and 2002

Consolidated Statements of Income for the years ended
December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income (Loss)
for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for
the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no occurrence requiring a response to this item.

Item 8A. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-KSB and have concluded that the Company’s disclosure controls and procedures are effective. During the fourth quarter of 2003, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Certain information required by Part III of this Form 10-KSB is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Shareholders to be held on May 25, 2004. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information responsive to this item is incorporated by reference from the sections entitled “Corporate Governance and Board Matters,” “Election of Directors” and “Executive Officers” contained in the Proxy Statement.

Item 10. Executive Compensation.

The information responsive to this item is incorporated by reference from the section entitled “Executive Compensation” contained in the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information responsive to this item is incorporated by reference from the section entitled “Ownership of Common Stock” contained in the Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

The information responsive to this item is incorporated by reference from the section entitled “Related Party Transactions” contained in the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K.

     (a) Exhibits

     The following exhibits are filed with this report:

Exhibit
Number		Description of Exhibit
3.1	-	Articles of Incorporation of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763, previously filed with the Commission).

3.1.1	-	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, previously filed with the Commission).

3.2	-	By-Laws of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended (Registration No. 333-69763)).

10.1	-	Employment Agreement dated October 6, 1997 between the Company and Patrick G. Blanchard (incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, previously filed with the Commission).

10.1.1	-	Amendment No. 1 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard, dated September 30, 1998 (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

10.1.2	-	Amendment No. 2 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard, dated December 23, 1998 (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

Exhibit
Number		Description of Exhibit
10.2	-	1997 Stock Option Plan (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, previously filed with the Commission).

10.3	-	Directors Stock Purchase Plan (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, previously filed with the Commission).

14.1	-	Code of Ethics (incorporated herein by reference from Exhibit 99.2 contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Commission).

21.1	-	Subsidiaries of the Registrant.

23.1	-	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	-	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	-	Financial Statements

     (b) Reports on Form 8-K

           The Company furnished a Current Report on Form 8-K on October 24, 2003 with respect to its financial results for the quarter ended September 30, 2003.

Item 14. Principal Accountant Fees and Services.

The information responsive to this item is incorporated by reference from the section entitled “Independent Public Accountants” contained in the Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.

	By:	/s/ Patrick G. Blanchard

Date: March 26, 2004		Patrick G. Blanchard
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ James M. Thomas

Date: March 26, 2004		James M. Thomas
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS	DATE	DIRECTORS	DATE
/s/ Patrick G. Blanchard	March 23, 2004	/s/ Hugh L. Hamilton, Jr.
March 23, 2004
Patrick G. Blanchard		Hugh L. Hamilton, Jr.

/s/ Larry DeMeyers	March 23, 2004	/s/ William G. Hatcher
March 27, 2004
Larry DeMeyers		William G. Hatcher

/s/ Philip G. Farr	March 23, 2004	/s/ George O. Hughes
March 23, 2004
Philip G. Farr		George O. Hughes

/s/ Samuel A. Fowler, Jr.	March 23, 2004	/s/ George H. Inman
March 23, 2004
Samuel A. Fowler, Jr.		George H. Inman

/s/ Arthur J. Gay, Jr.	March 23, 2004	/s/ David W. Joesbury
March 23, 2004
Arthur J. Gay, Jr.		David W. Joesbury

/s/ Joseph D. Greene	March 23, 2004	/s/ James L. Lemley, M.D.
March 23, 2004
Joseph D. Greene		James L. Lemley, M.D.

/s/ J. Randall Hall	March 27, 2004	/s/ Julian W. Osbon
March 27 2004
J. Randall Hall		Julian W. Osbon

/s/ John W. Lee	March 23, 2004	/s/ Bennye M. Young
March 23, 2004
John W. Lee		Bennye M. Young

/s/ Robert N. Wilson, Jr.	March 23, 2004	/s/ A. Montague Miller
March 23, 2004
Robert N. Wilson, Jr.		A. Montague Miller

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
21.1	Subsidiaries of the Registrant

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Financial Statements