Form 10QSB
period 2004-03-31
GEORGIA CAROLINA BANCSHARES INC
filed 2004-05-17
CIK 1044082

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Not Applicable

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

YES  ☒   NO   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 11, 2004
Common Stock, $.001 Par Value	2,641,594 shares

Transitional Small Business Disclosure Format: YES  ☐   NO   ☒

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-QSB

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$9,068	$6,596
Federal funds sold	—	8,470
Securities available-for-sale	37,189	34,511
Loans, net of allowance for loan losses	184,112	173,203
Loans, held for sale	43,301	32,419
Bank premises and fixed assets	7,191	7,123
Accrued interest receivable	1,249	1,126
Foreclosed real estate, net of allowance	59	59
Deferred tax asset, net	619	806
Federal Home Loan Bank Stock	804	1,083
Other assets	664	629

Total assets	$284,256	$266,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$31,653	$26,326
Interest-bearing:
NOW accounts	36,071	31,161
Savings	67,212	64,001
Money market accounts	9,293	9,508
Time deposits of $100,000, and over	46,833	39,986
Other time deposits	49,703	50,674

Total deposits	240,765	221,656
Other liabilities, borrowings and retail agreements	20,734	22,505

Total liabilities	261,499	244,161

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 2,640,974 and 2,636,510 shares issued and outstanding	3	2
Additional paid-in-capital	13,522	13,461
Retained Earnings	8,928	8,227
Accumulated other comprehensive income (loss)	304	174

Total shareholders’ equity	22,757	21,864

Total liabilities and shareholders’ equity	$284,256	$266,025

See notes to condensed financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Income

(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Interest income
Interest and fees on loans	$3,157	$3,276
Interest on taxable securities	321	270
Interest on nontaxable securities	22	10
Interest on Federal funds sold	3	2

Total interest income	3,503	3,558

Interest expense
Interest on time deposits of $100,000 or more	260	326
Interest on other deposits	659	909
Interest on funds purchased and other borrowings	39	83

Total interest expense	958	1,318

Net interest income	2,545	2,240
Provision for loan losses	43	177

Net interest income after provision for loan losses	2,502	2,063

Noninterest income
Service charges on deposits	205	147
Other income/loss	94	43
Gain on sale of mortgage loans	2,051	3,012

	2,350	3,202

Noninterest expense
Salaries and employee benefits	2,435	2,561
Occupancy expenses	303	288
Other expenses	969	880

	3,707	3,729

Income before income taxes	1,145	1,536

Income tax expense	443	585

Net income	$702	$951

Net income per share of common stock: (1)
Basic	$0.27	$0.36

Diluted	$0.24	$0.33

Dividends per share of common stock	$—	$—

(1) Adjusted for the 2-for-1 common stock split effected January 30, 2004.

See notes to condensed financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$702	$951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121	123
Provision for loan losses	43	177
Net origination, proceeds and gain on loans originated for sale	(10,882)	3,080
Stock compensation	61	11
Deferred income tax	187	101
Net change in other assets and liabilities	(163)	198

Net cash provided by operating activities	(9,931)	4,641

Cash flows from investing activities
Decrease in federal funds sold	8,470	507
Loan originations and collections, net	(10,952)	(8,633)
Purchases, maturities, sales, and calls of available-for-sale securities, net	(2,399)	(873)
Net additions to premises and equipment	(189)	(236)

Net cash (used in) investing activities	(5,070)	(9,235)

Cash flows from financing activities
Net increase (decrease) in deposits and funds purchased	17,743	3,374

Net cash provided by (used in) financing activities	17,743	3,374

Net increase (decrease) in cash and due from banks	2,472	(1,220)
Cash and due from banks at beginning of period	6,596	7,520

Cash and due from banks at end of period	$9,068	$6,300

See notes to condensed financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2004	2003
Net income	$702	$951
Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	130	59

Comprehensive income	$832	$1,010

See notes to condensed financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2004
(Unaudited)

Note 1 — Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

	Three Months	Three
	Ended	Months Ended
	March 31, 2004	March 31, 2003
Net income as reported	$702	$951
Earnings per share as reported
Basic:	$.27	$.36
Diluted:	$.24	$.33
Stock-based employee compensation cost included in net income as reported	$—	$—
Stock-based employee compensation cost based on fair-value method	$39	$27
Pro forma net income including stock-based compensation cost based on fair-value method	$663	$930
Pro forma earnings per share including stock-based compensation cost based on fair-value method
Basic:	$.26	$.35
Diluted:	$.23	$.32

Note 3 — Earnings per share

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers and others with the Company, diluted earnings per share has been presented in the Statements of Income.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

Three Months Ended March 31,
	2004	2003
Basic Earnings Per Share:
(Income available to common shareholders’)
Weighted average common shares outstanding	2,636,909	2,616,775

Net income	$702,000	$951,000

Basic earnings per share	$.27	$.36

Diluted Earnings Per Share:
(Income available to common shareholders’ and assumed conversions)
Weighted average common shares outstanding	2,636,909	2,616,775
Effect of dilutive securities (Options)	288,512	265,043

Total weighted average common shares and common stock equivalents	2,925,421	2,881,818

Net income	$702,000	$951,000

Diluted earnings per share	$.24	$.33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation made pursuant to either Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined using the average of actual losses incurred over prior years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category.

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

Results Of Operations

Overview

The Company’s net income was $702,000 for the first quarter of 2004, compared to $951,000 for the first quarter of 2003, a decrease of 26.2%. Basic earnings per share were $.27 for the first quarter of 2004, compared to $0.36 for the first quarter of 2003.

The Company’s return on average assets was 1.06% (annualized) for the three months ended March 31, 2004, compared to 1.52% (annualized) for the three months ended March 31, 2003. The Company’s return on average equity for the three months ended March 31, 2004 was 12.59% (annualized) compared to 21.86% (annualized) for the three months ended March 31, 2003.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $2,545,000 for the quarter ended March 31, 2004, an increase of $305,000 (13.6%) over net interest income of $2,240,000 for the quarter ended March 31, 2003. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in loans and a decrease in the interest rates paid by the Bank on deposit liability funds and other borrowed funds as competitive interest rates continued to decline. Interest-earning assets were $268,613,000 at March 31, 2004 compared to $251,766,000 at December 31, 2003 and $246,999,000 at March 31, 2003, an increase of $16,847,000 (6.7%) and $21,614,000 (8.8%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $227,413,000 at March 31, 2004 compared to $205,622,000 at December 31, 2003 and $215,928,000 at March 31, 2003, an increase of $21,791,000 (10.6%) and $11,485,000 (5.3%), respectively. The increase in deposit liability funds continues to be primarily attributable to the Company’s continuing growth in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans also continues to be primarily attributable to this growth.

Interest Income

Interest income for the three months ended March 31, 2004 was $3,503,000, a decrease of $55,000 (1.5%) from $3,558,000 for the three months ended March 31, 2003. The decrease in interest income primarily resulted from a decrease in interest and fees on loans. The decrease in interest and fees on loans resulted from lower yields on the Bank’s increased investment in the loan portfolio. Interest income and fees on loans was $3,157,000 for the three months ended March 31, 2004, a decrease of $119,000 (3.6%) from $3,276,000 for the three months ended March 31, 2003. This reduced level of interest income and fees on loans for the first quarter of 2004 resulted from the Bank’s increased investment in lower yielding loans. The Bank’s opportunity to increase the investment in loans continues to be primarily attributable to the Bank’s growth in the Augusta and Columbia County market areas. In addition, the Bank’s mortgage lending operation has contributed to the growth in the investment in loans.

Interest Expense

Interest expense for the three months ended March 31, 2004 was $958,000, a decrease of $360,000 (27.3%) from $1,318,000 for the three months ended March 31, 2003. While the Bank has experienced a significant increase in the amount of interest-bearing deposits from March 31, 2003 to March 31, 2004, interest expense on these deposits has decreased due to the lower interest rate environment.

Noninterest Income

Noninterest income for the three months ended March 31, 2004 was $2,350,000, a decrease of $852,000 (26.6%) from $3,202,000 for the three months ended March 31, 2003. Service charges on deposit accounts were $205,000 for the three months ended March 31, 2004, an increase of $58,000 (39.5%) from $147,000 for the three months ended March 31, 2003. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,051,000 for the three months ended March 31, 2004, a decrease of $961,000 (31.9%) from $3,012,000 for the three months ended March 31, 2003. Substantially all loans originated by the division are sold in the secondary market with servicing released.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2004 was $3,707,000, a decrease of $22,000 (0.6%) from $3,729,000 for the three months ended March 31, 2003. Salary and employee benefit costs were $2,435,000 for the three months ended March 31, 2004, a decrease of $126,000 (4.9%) from $2,561,000 for the three months ended March 31, 2003. These decreases are primarily the result of the Bank paying reduced incentives to mortgage personnel due to lower loan volume and normal attrition within the mortgage division. Occupancy expenses and other noninterest expenses for the three months ended March 31, 2004 increased by $104,000 (8.9%) to $1,272,000 from $1,168,000 during the three months ended March 31, 2003. This increase was primarily a result of the continued expansion and growth of the Bank.

Income Taxes

The Company recorded income tax expense of $443,000 for the three months ended March 31, 2004, resulting from net income before taxes of $1,145,000 for the quarter.

Financial Condition

Overview

Total consolidated assets at March 31, 2004 were $284,256,000, an increase of $18,231,000 (6.9%) from December 31, 2003 total consolidated assets of $266,025,000, and an increase of $22,195,000 (8.5%) from March 31, 2003 total consolidated assets of $262,061,000. At March 31, 2004, loans represented 85.9% of interest-earning assets compared to 82.9% at December 31, 2003, and 88.5% at March 31, 2003. Investments in securities at March 31, 2004 were $37,189,000, an increase of $2,678,000 (7.8%) from $34,511,000 at December 31, 2003. Interest-bearing deposits at March 31, 2004 were $209,112,000, an increase of $13,782,000 (7.1%) from the December 31, 2003 balance of $195,330,000, and an increase of $20,108,000 (10.6%) from the March 31, 2003 balance of $189,004,000. The Bank’s warehouse line of credit was $5,159,000 at March 31, 2004, a decrease of $4,841,000 (48.4%) from the December 31, 2003 balance of $10,000,000, and a decrease of $2,385,000 (31.6%) from the March 31, 2003 balance of $7,544,000. The Bank’s balance of Federal funds purchased was $3,812,000 at March 31, 2004, which represents an increase of the same amount from the Bank’s December 31, 2003 balance of $0 and an increase of $653,000 (20.7%) from the March 31, 2003 balance of $3,159,000. The Bank’s retail repurchase agreements were $1,647,000 at March 31, 2004, an increase of $263,000 (19.0%) from the December 31, 2003 balance of $1,384,000, and a decrease of $466,000 (22.1%) from the March 31, 2003 balance of $2,113,000.

Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank’s financial condition is presented in detail below.

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

Non-performing assets were $1,826,000 at March 31, 2004, compared to $1,116,000 at December 31, 2003 and $1,528,000 at March 31, 2003. The composition of non-performing assets for each date is shown below.

	March 31,	December 31,	March 31,
	2004	2003	2003
Non-accrual loans	$1,767,000	$1,057,000	$914,000
OREO, net of valuation allowance	59,000	59,000	614,000

	$1,826,000	$1,116,000	$1,528,000

The ratio of non-performing assets to total loans and other real estate was 0.8% at March 31, 2004, 0.5% at December 31, 2003, and 0.7% at March 31, 2003.

The reduction and disposition of non-performing assets is a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended March 31, 2004, management determined that the allowance for loan losses should be increased through a provision for loan losses of $43,000. The ratio of the allowance for loan losses to total gross loans was 1.4% at March 31, 2004, 1.5% at December 31, 2003, and 1.2% at March 31, 2003. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to loans was 1.7% at March 31, 2004, 1.8% at December 31, 2003, and 1.7% at March 31, 2003. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at March 31, 2004 was 24.4%, compared to 25.4% at December 31, 2003, and 36.0% at March 31, 2003.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 4.0% for “Tier 1” risk-based capital, 8.0% for total risk-based capital and 4.0% for the “Tier 1” leverage ratio. At March 31, 2004, the Bank’s Tier I risk-based capital was 10.4% and total risk-based capital was 11.6%, compared to 10.7% and 12.0% at December 31, 2003, respectively. At March 31, 2004, the Bank’s leverage ratio was 8.8% compared to 8.7% at December 31, 2003.

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

Following is an analysis of significant off-balance sheet financial instruments at March 31, 2004 and December 31, 2003.

	At	At
	March 31,	December 31,
	2004	2003
	(In thousands)
Commitments to extend credit	$58,626	$48,485
Standby letters of credit	300	223

	$58,926	$48,708

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

Item 3. Controls and Procedures.

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2004 and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management noted no significant deficiencies in the design or operation of the Company’s internal control over financial reporting and the Company’s auditors were so advised.

Part II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.1	-	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

3.1.1	-	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	-	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

31.1	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	-	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. The Company furnished a Report on Form 8-K on February 27, 2004 relating to a press release issued by the Company reporting its financial results for the three months and year ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Georgia-Carolina Bancshares, Inc.

By:	/s/ Patrick G. Blanchard	May 14, 2004

	Patrick G. Blanchard	Date
President and Chief Executive Officer
(principal executive officer)

By:	/s/ James M. Thomas	May 14, 2004

	James M. Thomas	Date
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.