Form 10QSB
period 2004-06-30
GEORGIA CAROLINA BANCSHARES INC
filed 2004-08-16
CIK 1044082

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 12, 2004

Common Stock, $.001 Par Value	2,646,601 shares

Transitional Small Business Disclosure Format: YES ☐ NO ☒

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-QSB

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

(dollars in thousands)

	June 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$8,934	$6,596
Federal funds sold	—	8,470
Securities available-for-sale	35,035	34,511
Loans, net of allowance for loan losses	196,526	173,203
Loans, held for sale	33,539	32,419
Bank premises and fixed assets	7,271	7,123
Accrued interest receivable	1,166	1,126
Foreclosed real estate, net of allowance	133	59
Deferred tax asset, net	1,078	806
Federal Home Loan Bank Stock	863	1,083
Other assets	540	629

Total assets	$285,085	$266,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$31,581	$26,326
Interest-bearing:
NOW accounts	36,133	31,161
Savings	64,888	64,001
Money market accounts	8,031	9,508
Time deposits of $100,000, and over	46,208	39,986
Other time deposits	48,973	50,674

Total deposits	235,814	221,656
Other liabilities, borrowings and retail agreements	26,194	22,505

Total liabilities	262,008	244,161

Shareholders’ equity (See Note 1)
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 2,645,744 and 2,636,510 shares issued and outstanding	3	2
Additional paid-in-capital	13,616	13,461
Retained Earnings	9,779	8,227
Accumulated other comprehensive income	(321)	174

Total shareholders’ equity	23,077	21,864

Total liabilities and shareholders’ equity	$285,085	$266,025

Note 1: Shares of outstanding common stock have been adjusted to reflect the results of the 2-for-1 stock split on January 30, 2004.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income
Interest and fees on loans	$3,484	$3,566	$6,641	$6,842
Interest on taxable securities	296	296	617	566
Interest on nontaxable securities	22	12	44	22
Interest on Federal funds sold	—	1	3	3

Total interest income	3,802	3,875	7,305	7,433

Interest expense
Interest on time deposits of $100,000 or more	266	277	526	603
Interest on other deposits	625	891	1,284	1,800
Interest on funds purchased and other borrowings	108	180	147	263

Total interest expense	999	1,348	1,957	2,666

Net interest income	2,803	2,527	5,348	4,767
Provision for loan losses	352	238	395	415

Net interest income after provision for loan losses	2,451	2,289	4,953	4,352

Noninterest income
Service charges on deposits	199	187	404	334
Other income/loss	80	89	174	132
Gain on sale of mortgage loans	2,733	3,748	4,784	6,760

	3,012	4,024	5,362	7,226

Noninterest expense
Salaries and employee benefits	2,674	2,914	5,109	5,475
Occupancy expenses	318	288	621	576
Other expenses	1,096	893	2,065	1,773

	4,088	4,095	7,795	7,824

Income before income taxes	1,375	2,218	2,520	3,754

Income tax expense	525	929	968	1,514

Net income	$850	$1,289	$1,552	$2,240

Net income per share of common stock (See Note 1)
Basic	$0.32	$0.49	$0.59	$0.85

Diluted	$0.29	$0.45	$0.54	$0.79

Dividends per share of common stock	$—	$—	$—	$—

Note 1: Per share amounts have been adjusted to reflect the results of the 2-for-1 stock split on January 30, 2004.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$850	$1,289	$1,552	$2,240
Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	(625)	9	(495)	68

Comprehensive income	$225	$1,298	$1,057	$2,308

See Notes to Consolidated Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$1,552	$2,240
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	242	244
Provision for loan losses	395	415
Net origination and proceeds on loans originated for sale	(1,120)	(31,868)
Stock compensation	156	72
Net change in other assets and liabilities	786	(395)

Net cash provided by (used in) operating activities	439	(29,292)

Cash flows from investing activities
Decrease in federal funds sold	8,470	507
Loan originations and collections, net	(23,718)	(11,403)
Purchases and proceeds of securities	(304)	(3,164)
Proceeds from sale of foreclosed real estate	0	79
Net additions to premises and equipment	(390)	(298)

Net cash provided by (used in) investing activities	(15,942)	(14,279)

Cash flows from financing activities
Net increase (decrease) in deposits and funds purchased	17,841	45,311

Net cash provided by (used in) financing activities	17,841	45,311

Net increase (decrease) in cash and due from banks	2,338	1,740
Cash and due from banks at beginning of period	6,596	7,520

Cash and due from banks at end of period	$8,934	$9,260

See Notes to Consolidated Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

Note 1 — Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). Significant inter-company transactions and accounts are eliminated in consolidation.

The financial statements as of June 30, 2004 and for the six months and three months ended June 30, 2004 and 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The financial information included herein reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

New Accounting Pronouncements

During the quarter ending June 30, 2004 the Company adopted the provisions of SEC Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments. This SAB provides the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The adoption of this SAB did not have a material effect on the Company’s financial statements.

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

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net income as reported	$850	$1,289	$1,552	$2,240
Earnings per share as reported
Basic:	$.32	$.49	$.59	$.85
Diluted:	$.29	$.45	$.54	$.79
Stock-based employee compensation cost included in net income as reported	$—	$—	$—	$—
Stock-based employee compensation cost based on fair-value method	$62	$24	$101	$51
Pro forma net income including stock-based compensation cost based on fair-value method	$788	$1,265	$1,451	$2,189
Pro forma earnings per share including stock-based compensation cost based on fair-value method
Basic:	$.30	$.48	$.55	$.83
Diluted:	$.28	$.44	$.50	$.76

Note 3 — Earnings per share

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers with the Company or the Bank, diluted earnings per share have been presented in the Statements of Income.

In the first quarter of 2004 the Company paid a 100% stock dividend. Earnings per share amounts presented in the Statements of Income from previous financial reports have been restated from previously reported amounts to reflect the additional shares issued in this dividend.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30, 2004
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$850,000
Basic EPS
Income available to common Shareholders	850,000	2,642,187	$.32
Effect of dilutive securities
Options		248,579

Diluted EPS
Income available to common shareholders and assumed conversions	$850,000	2,890,766	$.29

	For the Three Months Ended June 30, 2003
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$1,289,000
Basic EPS
Income available to common Shareholders	1,289,000	2,619,585	$.49
Effect of dilutive securities
Options		244,859

Diluted EPS
Income available to common shareholders and assumed conversions	$1,289,000	2,864,444	$.45

Note 3 — Earnings per share (continued)

	For the Six Months Ended June 30, 2004
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$1,552,000
Basic EPS
Income available to common shareholders	1,552,000	2,641,048	$.59
Effect of dilutive securities		248,736
Options

Diluted EPS
Income available to common shareholders and assumed conversions	$1,552,000	2,889,784	$.54

	For the Six Months Ended June 30, 2003
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$2,240,000
Basic EPS
Income available to common shareholders	2,240,000	2,621,416	$.85
Effect of dilutive securities
Options		214,027

Diluted EPS
Income available to common shareholders and assumed conversions	$2,240,000	2,835,443	$.79

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

The Bank operates as a locally owned bank that targets the banking needs of individuals and small- to medium-sized businesses by emphasizing personal service. The Bank offers a full range of deposit and lending services and is a member of an electronic banking network that enables its customers to use the automated teller machines of other financial institutions. In addition, the Bank offers commercial and business credit services, as well as various consumer credit services, including home mortgage loans, automobile loans, lines of credit, home equity loans and home improvement loans.

Critical Accounting Policies

The accounting and reporting policies of the Company and the Bank are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and the accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.

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

Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses to be the Company’s only critical accounting policy.

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

New Accounting Pronouncements

During the quarter ending June 30, 2004 the Company adopted the provisions of SEC Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” This SAB provides the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The adoption of this SAB did not have a material effect on the Company’s financial statements.

Results of Operations

Overview

The Company’s net income was $850,000 for the second quarter of 2004, compared to $1,289,000 for the second quarter of 2003, a decrease of 34.1%. Basic earnings per share were $.32 for the second quarter of 2004, compared to $.49 for the second quarter of 2003.

The Company’s net income was $1,552,000 for the six months ended June 30, 2004, compared to $2,240,000 for the six months ended June 30, 2003, a decrease of 30.7%. Basic earnings per share were $.59 for the six months ended June 30, 2004, compared to $.85 for the six months ended June 30, 2003.

The Company’s return on average assets was 1.19% (annualized) for the three months ended June 30, 2004, compared to 1.82% (annualized) for the three months ended June 30, 2003. The Company’s return on average equity for the three months ended June 30, 2004 was 14.84% (annualized) compared to 27.73% (annualized) for the three months ended June 30, 2003.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $2,803,000 for the quarter ended June 30, 2004, an increase of $276,000 (10.9%) over net interest income of $2,527,000 for the quarter ended June 30, 2003. Net interest income was $5,348,000 for the six months ended June 30, 2004, an increase of $581,000 (12.2%) over net interest income of $4,767,000 for the six months ended June 30, 2003. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in loans and a decrease in the interest rates paid by the Bank on deposit liability funds and other borrowed funds as competitive interest rates continued to decline. Interest-earning assets were $269,354,000 at June 30, 2004 compared to $252,849,000 at December 31, 2003, an increase of $16,505,000 (6.5%). Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $230,065,000 at June 30, 2004 compared to $205,622,000 at December 31, 2003, an increase of $24,443,000 (11.9%). The increase in deposit liability funds continues to be primarily attributable to the Company’s continuing growth in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans also continues to be primarily attributable to this growth.

Interest Income

Interest income for the three months ended June 30, 2004 was $3,802,000, a decrease of $73,000 (1.9%) from $3,875,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, interest income was $7,305,000, a decrease of $128,000 (1.7%) from $7,433,000 for the six months ended June 30, 2003. The decrease in interest income primarily resulted from a decrease in interest and fees on loans, which resulted from lower yields on the Bank’s increased investment in the loan portfolio. Interest and fees on loans was $3,484,000 for the three months ended June 30, 2004, a decrease of $82,000 (2.3%) from $3,566,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, interest and fees on loans was $6,641,000, a decrease of $201,000 (2.9%) from $6,842,000 for the six months ended June 30, 2003. This reduced level of interest and fees on loans for the first quarter of 2004 resulted from the Bank’s increased investment in lower yielding loans. The Bank’s opportunity to increase the investment in loans continues to be primarily attributable to the Bank’s growth in the Augusta and Columbia County market areas. In addition, the Bank’s mortgage lending operation has contributed to the growth in the investment in loans.

Interest Expense

Interest expense for the three months ended June 30, 2004 was $999,000, a decrease of $349,000 (25.9%) from $1,348,000 for the three months ended June 30, 2003. Interest expense for the six months ended June 30, 2004 was $1,957,000, a decrease of $709,000 (26.6%) from $2,666,000 for the six months ended June 30, 2003. While the Bank has experienced a significant increase in the amount of interest-bearing deposits from June 30, 2003 to June 30, 2004, interest expense on these deposits has decreased due to the lower interest rate environment.

Non-interest Income

Non-interest income for the three months ended June 30, 2004 was $3,012,000, a decrease of $1,012,000 (25.1%) from $4,024,000 for the three months ended June 30, 2003. Non-interest income for the six months ended June 30, 2004 was $5,362,000, a decrease of $1,864,000 (25.8%) from $7,226,000 for the six months ended June 30, 2003. Service charges on deposit accounts were $199,000 for the three months ended June 30, 2004, an increase of $12,000 (6.4%) from $187,000 for the three months ended June 30, 2003. Service charges on deposit accounts were $404,000 for the six months ended June 30, 2004, an increase of $70,000 (21.0%) from $334,000 for the six months ended June 30, 2003. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,733,000 for the three months ended June 30, 2004, a decrease of $1,015,000 (27.1%) from $3,748,000 for the three months ended June 30, 2003. Gain on sale of mortgage loans originated and sold for the six months ended June 30, 2004 was $4,784,000, a decrease of $1,976,000 (29.2%) from $6,760,000 for the six months ended June 30, 2003. Substantially all loans originated by the division are sold in the secondary market with servicing released.

Non-interest Expense

Non-interest expense for the three months ended June 30, 2004 was $4,088,000, a decrease of $7,000 (.2%) from $4,095,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, non-interest expense was $7,795,000 and $7,824,000, respectively, representing a decrease of .4%. Salary and employee benefit costs were $2,674,000 for the three months ended June 30, 2004, a decrease of $240,000 (8.2%) from $2,914,000 for the three months ended June 30, 2003. Salary and employee benefit costs were $5,109,000 for the six months ended June 30, 2004, a decrease of $366,000 (6.7%) from $5,475,000 for the six months ended June 30, 2003. These decreases are primarily the result of the Bank paying reduced incentives to mortgage personnel due to lower loan volume and normal attrition within the mortgage division. Occupancy expenses and other non-interest expenses for the three months ended June 30, 2004 increased by $233,000 (19.7%) to $1,414,000 from $1,181,000 during the three months ended June 30, 2003. This increase was primarily a result of the continued expansion and growth of the Bank.

Income Taxes

The Company recorded income tax expense of $525,000 for the three months ended June 30, 2004, resulting from net income before taxes of $1,375,000 for the quarter. The Company recorded income tax expense of $968,000 for the six months ended June 30, 2004, resulting from net income before taxes of $2,520,000 for the period.

Financial Condition

Overview

Total consolidated assets at June 30, 2004 were $285,085,000, an increase of $19,060,000 (7.2%) from December 31, 2003 total consolidated assets of $266,025,000. At June 30, 2004, loans represented 86.7% of interest-earning assets compared to 82.6% at December 31, 2003. Investments in securities at June 30, 2004 were $35,035,000, an increase of $524,000 (1.5%) from $34,511,000 at December 31, 2003. Interest-bearing deposits at June 30, 2004 were $204,233,000, an increase of $8,903,000 (4.6%) from the December 31, 2003 balance of $195,330,000. The Bank’s warehouse line of credit was $9,532,000 at June 30, 2004, a decrease of $468,000 (4.7%) from the December 31, 2003 balance of $10,000,000. The Bank’s balance of Federal funds purchased was $4,484,000 at June 30, 2004, as compared to the December 31, 2003 balance of $0. The Bank’s retail repurchase agreements were $1,921,000 at June 30, 2004, an increase of $537,000 (38.8%) from the December 31, 2003 balance of $1,384,000.

Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank’s financial condition is presented in detail below.

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Bank’s directive in this regard is carried out through its policies and procedures for extending credit to the Bank’s customers. The goal of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

Non-performing assets were $1,822,000 at June 30, 2004, compared to $1,116,000 at December 31, 2003. The composition of non-performing assets for each date is shown below.

	June 30,	December 31,
	2004	2003
Non-accrual loans	$1,689,000	$1,057,000
OREO, net of valuation allowance	133,000	59,000

	$1,822,000	$1,116,000

The ratio of non-performing assets to total loans and other real estate was 0.8% at June 30, 2004 and 0.5% at December 31, 2003.

The reduction and disposition of non-performing assets is a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended June 30, 2004, management determined that the allowance for loan losses should be increased through a provision for loan losses of $352,000. The ratio of the allowance for loan losses to total gross loans was 1.4% at June 30, 2004 and 1.5% at December 31, 2003. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to loans was 1.7% at June 30, 2004 and 1.8% at December 31, 2003. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at June 30, 2004 was 17.0%, compared to 25.4% at December 31, 2003.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 4.0% for “Tier 1” risk-based capital, 8.0% for total risk-based capital and 4.0% for the “Tier 1” leverage ratio. At June 30, 2004, the Bank’s Tier 1 risk-based capital was 10.2% and total risk-based capital was 11.4%, compared to 10.7% and 11.9% at December 31, 2003, respectively. At June 30, 2004, the Bank’s Tier 1 leverage ratio was 8.4% compared to 8.7% at December 31, 2003.

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

Following is an analysis of significant off-balance sheet financial instruments at June 30, 2004 and December 31, 2003.

	At	At
	June 30,	December 31,
	2004	2003
	(In thousands)
Commitments to extend credit	$65,112	$48,485
Standby letters of credit	359	223

	$65,471	$48,708

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

Item 3. Controls and Procedures.

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2004 and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders of the Company (the “Annual Meeting”) was held on May 25, 2004. At the Annual Meeting, the following persons were elected as directors to serve as Class I directors, for a term of three years and until their successors are elected and qualified: Phillip G. Farr, Samuel A. Fowler, Jr., Arthur J. Gay, Jr., Joseph D. Greene, Hugh L. Hamilton, Jr., William G. Hatcher and Remer Y. Brinson, III.

The number of votes cast for and withheld in the election of each nominee for director was as follows:

	Votes	Votes
	FOR	WITHHELD
Phillip G. Farr	2,001,092	7,288
Samuel A. Fowler, Jr.	2,001,092	7,288
Arthur J. Gay, Jr.	2,001,036	7,344
Joseph D. Greene	2,007,598	782
Hugh L. Hamilton, Jr.	2,001,092	7,288
William G. Hatcher, Sr.	2,001,092	7,288
Remer Y. Brinson, III	2,001,092	7,288

In addition to the election of directors, the Company’s shareholders approved the Company’s 2004 Incentive Plan. The results of the vote were as follows: 1,349,523 votes for, 31,885 votes against, and 12,358 votes abstaining.

The following persons did not stand for reelection to the Board at the Annual Meeting as their term of office continued after the Annual Meeting: Patrick G. Blanchard, Larry DeMeyers, J. Randal Hall, George O. Hughes, George H. Inman, David W. Joesbury, Sr., John W. Lee, James L. Lemley, M.D., A. Montague Miller, Julian W. Osbon, Robert N. Wilson, Jr. and Bennye M. Young.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.1	-	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

3.1.1	-	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	-	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

31.1	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. The Company furnished a Report on Form 8-K on April 29, 2004 relating to a press release issued by the Company reporting its financial results for the three months ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Georgia-Carolina Bancshares, Inc.

By:	/s/ Patrick G. Blanchard	August 13, 2004

	Patrick G. Blanchard	Date
President and Chief Executive Officer
(principal executive officer)

By:	/s/ James M. Thomas	August 13, 2004

	James M. Thomas	Date
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.