Form 10QSB
period 2004-09-30
GEORGIA CAROLINA BANCSHARES INC
filed 2004-11-15
CIK 1044082

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐	Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period of ________________ to __________________

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

YES  ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2004

Common Stock, $.001 Par Value	2,647,400 shares

Transitional Small Business Disclosure Format: YES ☐     NO ☒

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-QSB

Index

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	2
Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2004 and 2003, and the Nine Months Ended September 30, 2004 and 2003	3
Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2004 and 2003, and the Nine Months Ended September 30, 2004 and 2003	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Controls and Procedures	16
PART II OTHER INFORMATION
Item 6. Exhibits	17
SIGNATURES	18
EXHIBIT INDEX
EX-31.1 302 Certification of CEO
EX-31.2 302 Certification of CFO
EX-32.1 906 Certifications of CEO and CFO

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	September 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$4,690	$6,596
Federal funds sold	0	8,470
Securities available-for-sale	36,467	34,511
Loans, net of allowance for loan losses	210,398	173,203
Loans, held for sale	41,387	32,419
Bank premises and fixed assets	7,335	7,123
Accrued interest receivable	1,420	1,126
Foreclosed real estate, net of allowance	133	59
Deferred tax asset, net	868	806
Federal Home Loan Bank Stock	1,749	1,083
Other assets	641	629

Total assets	$305,088	$266,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$33,917	$26,326
Interest-bearing:
NOW accounts	38,935	31,161
Savings	59,611	64,001
Money market accounts	10,632	9,508
Time deposits of $100,000 and over	52,610	39,986
Other time deposits	48,703	50,674

Total deposits	244,408	221,656
Other liabilities, borrowings and retail agreements	36,296	22,505

Total liabilities	280,704	244,161

Shareholders’ equity (See Note 1)
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued
Common stock, par value $.001; 9,000,000 shares authorized; 2,646,601 and 2,636,510 shares issued and outstanding	3	2
Additional paid-in-capital	13,632	13,461
Retained Earnings	10,714	8,227
Accumulated other comprehensive income	35	174

Total shareholders’ equity	24,384	21,864

Total liabilities and shareholders’ equity	$305,088	$266,025

Note 1: Shares of outstanding common stock have been adjusted to reflect the results of the 2-for-1 stock split on January 30, 2004.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Thee Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income
Interest and fees on loans	$3,913	$3,832	$10,554	$10,674
Interest on taxable securities	303	270	920	836
Interest on nontaxable securities	27	12	71	34
Interest on Federal funds sold	0	0	3	3

Total interest income	4,243	4,114	11,548	11,547

Interest expense
Interest on time deposits of $100,000 or more	270	268	796	871
Interest on other deposits	648	782	1,932	2,582
Interest on funds purchased and other borrowings	218	230	365	493

Total interest expense	1,136	1,280	3,093	3,946

Net interest income	3,107	2,834	8,455	7,601
Provision for loan losses	347	313	742	728

Net interest income after provision for loan losses	2,760	2,521	7,713	6,873

Non-interest income
Service charges on deposits	192	187	596	521
Other income/(loss)	112	63	286	195
Gain on sale of mortgage loans	2,498	4,732	7,282	11,492

	2,802	4,982	8,164	12,208

Non-interest expense
Salaries and employee benefits	2,652	3,137	7,761	8,612
Occupancy expenses	318	298	939	874
Other expenses	1,084	1,139	3,149	2,912

	4,054	4,574	11,849	12,398

Income before income taxes	1,508	2,929	4,028	6,683

Income tax expense	573	1,171	1,541	2,685

Net income	$935	$1,758	$2,487	$3,998

Net income per share of common stock (See Note 1)
Basic	$0.35	$0.67	$0.94	$1.52

Diluted	$0.32	$0.62	$0.86	$1.40

Dividends per share of common stock	$0.00	$0.00	$0.00	$0.00

Note 1: Per share amounts have been adjusted to reflect the results of the 2-for-1 stock split on January 30, 2004.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$935	$1,758	$2,487	$3,998
Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	355	(289)	(138)	(221)

Comprehensive income	$1,290	$1,469	$2,349	$3,777

See Notes to Consolidated Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$2,487	$3,998
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	368	363
Provision for loan losses	742	728
Net origination and proceeds on loans originated for sale	(8,968)	8,053
Stock compensation	172	105
Net change in other assets and liabilities	(581)	(468)

Net cash provided by (used in) operating activities	(5,780)	12,779

Cash flows from investing activities
Decrease in federal funds sold	8,470	507
Loan originations and collections, net	(37,937)	(19,163)
Purchases and proceeds of securities	(2,622)	(3,070)
Proceeds from sale of foreclosed real estate	0	317
Net additions to premises and equipment	(580)	(375)

Net cash provided by (used in) investing activities	(32,669)	(21,784)

Cash flows from financing activities
Net increase (decrease) in deposits and funds purchased	36,453	8,325
Issuance of common stock	0	24

Net cash provided by (used in) financing activities	36,453	8,349

Net increase (decrease) in cash and due from banks	(1,906)	(656)
Cash and due from banks at beginning of period	6,596	7,520

Cash and due from banks at end of period	$4,690	$6,864

See Notes to Consolidated Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.

     Notes to Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

Note 1 — Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). Significant inter-company transactions and accounts are eliminated in consolidation.

The financial statements as of September 30, 2004 and for the nine months and three months ended September 30, 2004 and 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The financial information included herein reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

New Accounting Pronouncements

During the quarter ended June 30, 2004 the Company adopted the provisions of SEC Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments. This SAB provides the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The adoption of this SAB did not have a material effect on the Company’s financial statements.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income as reported	$935	$1,758	$2,487	$3,998
Earnings per share as reported
Basic:	$0.35	$0.67	$0.94	$1.52
Diluted:	$0.32	$0.62	$0.86	$1.40
Stock-based employee compensation cost included in net income as reported	$-0-	$-0-	$-0-	$-0-
Stock-based employee compensation cost based on fair-value method	$69	$40	$170	$90
Pro forma net income including stock-based compensation cost based on fair-value method	$866	$1,718	$2,317	$3,908
Pro forma earnings per share including stock-based compensation cost based on fair-value method
Basic:	$0.33	$0.66	$0.88	$1.49
Diluted:	$0.30	$0.61	$0.80	$1.38

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

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30, 2004
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$935,000
Basic EPS
Income available to common Shareholders	935,000	2,646,601	$0.35
Effect of dilutive securities
Options		248,579

Diluted EPS
Income available to common shareholders and assumed conversions	$935,000	2,895,180	$0.32

	For the Three Months Ended September 30, 2003
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$1,758,000
Basic EPS
Income available to common Shareholders	1,758,000	2,629,640	$0.67
Effect of dilutive securities
Options		205,844

Diluted EPS
Income available to common shareholders and assumed conversions	$1,758,000	2,835,484	$0.62

Note 3 — Earnings per share (continued)

	For the Nine Months Ended September 30, 2004
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$2,487,000
Basic EPS
Income available to common shareholders	2,487,000	2,642,913	$0.94
Effect of dilutive securities
Options		248,683

Diluted EPS
Income available to common shareholders and assumed
conversions	$2,487,000	2,891,596	$0.86

	For the Nine Months Ended September 30, 2003
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$3,998,000
Basic EPS
Income available to common shareholders	3,998,000	2,622,047	$1.52
Effect of dilutive securities
Options		233,667

Diluted EPS
Income available to common shareholders and assumed conversions	$3,998,000	2,855,714	$1.40

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

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that could adversely affect earnings or financial position in future periods.

New Accounting Pronouncements

During the quarter ended June 30, 2004 the Company adopted the provisions of SEC Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” This SAB provides the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The adoption of this SAB did not have a material effect on the Company’s financial statements.

Results of Operations

Overview

The Company’s net income was $935,000 for the third quarter of 2004, compared to $1,758,000 for the third quarter of 2003, a decrease of 46.8%. Basic earnings per share were $0.35 for the third quarter of 2004, compared to $0.67 for the third quarter of 2003.

The Company’s net income was $2,487,000 for the nine months ended September 30, 2004, compared to $3,998,000 for the nine months ended September 30, 2003, a decrease of 37.8%. Basic earnings per share were $0.94 for the nine months ended September 30, 2004, compared to $1.52 for the nine months ended September 30, 2003.

The Company’s return on average assets was 1.23% (annualized) for the three months ended September 30, 2004, compared to 2.45% (annualized) for the three months ended September 30, 2003. The Company’s return on average equity for the three months ended September 30, 2004 was 15.76% (annualized) compared to 35.10% (annualized) for the three months ended September 30, 2003.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $3,107,000 for the quarter ended September 30, 2004, an increase of $273,000 (9.6%) over net interest income of $2,834,000 for the quarter ended September 30, 2003. Net interest income was $8,455,000 for the nine months ended September 30, 2004, an increase of $854,000 (11.2%) over net interest income of $7,601,000 for the nine months ended September 30, 2003. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in loans and a decrease in the interest rates paid by the Bank on deposit liability funds and other borrowed funds as competitive interest rates continued to decline. Interest-earning assets were $291,979,000 at September 30, 2004 compared to $251,766,000 at December 31, 2003, an increase of $40,213,000 (16.0%). Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $251,785,000 at September 30, 2004 compared to $205,622,000 at December 31, 2003, an increase of $46,163,000 (22.5%). The increase in deposit liability funds continues to be primarily attributable to the Company’s continuing growth in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans also continues to be primarily attributable to this growth.

Interest Income

Interest income for the three months ended September 30, 2004 was $4,243,000, an increase of $129,000 (3.1%) from $4,114,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, interest income was $11,548,000 an increase of $1,000 as compared to the nine months ended September 30, 2003. Interest and fees on loans was $3,913,000 for the three months ended September 30, 2004, an increase of $81,000 (2.1%) from $3,832,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, interest and fees on loans was $10,554,000, a decrease of $120,000 (1.1%) from $10,674,000 for the nine months ended September 30, 2003. While the Bank’s increased investments in interest-earning assets, particularly the Bank’s loan portfolio, is resulting in increased interest income, this increase is being offset by a decrease in interest income from the Bank’s mortgage loans originated for sale due to a decrease in the volume of mortgage loans being originated. The Bank’s opportunity to increase the investment in loans continues to be primarily attributable to the Bank’s growth in the Augusta and Columbia County market areas.

Interest Expense

Interest expense for the three months ended September 30, 2004 was $1,136,000, a decrease of $144,000 (11.3%) from $1,280,000 for the three months ended September 30, 2003. Interest expense for the nine months ended September 30, 2004 was $3,093,000, a decrease of $853,000 (21.6%) from $3,946,000 for the nine months ended September 30, 2003. While the Bank has experienced a significant increase in the amount of interest-bearing deposits from September 30, 2003 to September 30, 2004, interest expense on these deposits has decreased due to the lower interest rate environment.

Non-interest Income

Non-interest income for the three months ended September 30, 2004 was $2,802,000, a decrease of $2,180,000 (43.8%) from $4,982,000 for the three months ended September 30, 2003. Non-interest income for the nine months ended September 30, 2004 was $8,164,000, a decrease of $4,044,000 (33.1%) from $12,208,000 for the nine months ended September 30, 2003. Service charges on deposit accounts were $192,000 for the three months ended September 30, 2004, an increase of $5,000 (2.7%) from $187,000 for the three months ended September 30, 2003. Service charges on deposit accounts were $596,000 for the nine months ended September 30, 2004, an increase of $75,000 (14.4%) from $521,000 for the nine months ended September 30, 2003. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,498,000 for the three months ended September 30, 2004, a decrease of $2,234,000 (47.2%) from $4,732,000 for the three months ended September 30, 2003. Gain on sale of mortgage loans originated and sold for the nine months ended September 30, 2004 was $7,282,000, a decrease of $4,210,000 (36.6%) from $11,492,000 for the nine months ended September 30, 2003. The decrease in the gain on sale of mortgage loans is due primarily to the unusually large number of mortgage refinancings during 2003 resulting from historically low interest rates. Substantially all loans originated by the division are sold in the secondary market with servicing released.

Non-interest Expense

Non-interest expense for the three months ended September 30, 2004 was $4,054,000, a decrease of $520,000 (11.4%) from $4,574,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, non-interest expense was $11,849,000 and $12,398,000 respectively, representing a decrease of 4.4%. Salary and employee benefit costs were $2,652,000 for the three months ended September 30, 2004, a decrease of $485,000 (15.5%) from $3,137,000 for the three months ended September 30, 2003. Salary and employee benefit costs were $7,761,000 for the nine months ended September 30, 2004, a decrease of $851,000 (9.9%) from $8,612,000 for the nine months ended September 30, 2003. These decreases are primarily the result of the Bank paying reduced incentives to mortgage personnel due to lower loan volume and normal attrition within the mortgage division. Occupancy expenses and other non-interest expenses for the nine months ended September 30, 2004 increased by $302,000 (8.0%) to $4,088,000 from $3,786,000 during the nine months ended September 30, 2003. This increase was primarily a result of planned expenditures in the areas of data processing, communications and outside services to support the continued growth of the Bank.

Income Taxes

The Company recorded income tax expense of $573,000 for the three months ended September 30, 2004, resulting from net income before taxes of $1,508,000 for the quarter. The Company recorded income tax expense of $1,541,000 for the nine months ended September 30, 2004, resulting from net income before taxes of $4,028,000 for the period.

Financial Condition

Overview

Total consolidated assets at September 30, 2004 were $305,088,000, an increase of $39,063,000 (14.7%) from December 31, 2003 total consolidated assets of $266,025,000. At September 30, 2004, loans represented 87.5% of interest-earning assets compared to 82.6% at December 31, 2003. Investments in securities at September 30, 2004 were $36,467,000, an increase of $1,956,000 (5.7%) from $34,511,000 at December 31, 2003. Interest-bearing deposits at September 30, 2004 were $210,491,000, an increase of $15,161,000 (7.8%) from the December 31, 2003 balance of $195,330,000. The Bank’s warehouse line of credit was $19,589,000 at September 30, 2004, an increase of $9,589,000 (95.9%) from the December 31, 2003 balance of $10,000,000. The Bank’s balance of Federal funds purchased was $2,220,000 at September 30, 2004, as compared to the December 31, 2003 balance of $0. The Bank’s retail repurchase agreements were $1,693,000 at September 30, 2004, an increase of $309,000 (22.3%) from the December 31, 2003 balance of $1,384,000.

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

Non-performing assets were $1,633,000 at September 30, 2004, compared to $1,116,000 at December 31, 2003. The composition of non-performing assets for each date is shown below.

	September 30,	December 31,
	2004	2003
Non-accrual loans	$1,500,000	$1,057,000
OREO, net of valuation allowance	133,000	59,000

	$1,633,000	$1,116,000

The ratio of non-performing assets to total loans and other real estate was 0.6% at September 30, 2004 and 0.5% at December 31, 2003.

The reduction and disposition of non-performing assets is a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended September 30, 2004, management determined that the allowance for loan losses should be increased through a provision for loan losses of $347,000. The ratio of the allowance for loan losses to total gross loans was 1.5% at September 30, 2004 and 1.5% at December 31, 2003. Excluding the balance of mortgage loans held for sale by the Bank, the ratio of the allowance for loan losses to loans was 1.7% at September 30, 2004 and 1.8% at December 31, 2003. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at September 30, 2004 was 14.6%, compared to 25.4% at December 31, 2003.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 4.0% for “Tier 1” risk-based capital, 8.0% for total risk-based capital and 4.0% for the “Tier 1” leverage ratio. At September 30, 2004, the Bank’s Tier 1 risk-based capital was 9.9% and total risk-based capital was 11.2%, compared to 10.7% and 11.9% at December 31, 2003, respectively. At September 30, 2004, the Bank’s Tier 1 leverage ratio was 8.3% compared to 8.7% at December 31, 2003.

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

Following is an analysis of significant off-balance sheet financial instruments at September 30, 2004 and December 31, 2003.

	At	At
	September 30,	December 31,
	2004	2003
	(In thousands)
Commitments to extend credit	$68,507	$48,485
Standby letters of credit	374	223

	$68,881	$48,708

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

Item 3. Controls and Procedures.

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2004 and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.     Exhibits

The following exhibits are filed with this Report:

Exhibit No.		Description
3.1	-	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

3.1.1	-	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	-	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

31.1	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Georgia-Carolina Bancshares, Inc.

By:	/s/ Patrick G. Blanchard Patrick G. Blanchard President and Chief Executive Officer (principal executive officer)	November 12, 2004

By:	/s/James M. Thomas James M. Thomas Chief Financial Officer (principal financial and accounting officer)	November 12 , 2004

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.