Form 10KSB
period 2004-12-31
GEORGIA CAROLINA BANCSHARES INC
filed 2005-03-30
CIK 1044082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004

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

Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB.

Revenue for the fiscal year ended December 31, 2004: $26,659,162.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (1,824,554 shares), on March 24, 2005 was $40,596,326 based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on March 24, 2005. For purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date.

As of March 24, 2005, 2,655,789 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders scheduled to be held on May 24, 2005 are incorporated by reference in response to Part III of this Report.

Transitional Small Business Disclosure Format (check one)

Yes ☐      No ☑

PART I

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Annual Report on Form 10-KSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company’s financial performance and could cause actual future results to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 1. Description of Business.

General

Georgia-Carolina Bancshares, Inc. (the “Company”) is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, locally owned state-chartered commercial bank. The Bank operates two offices in Augusta, Georgia, two offices in Martinez, Georgia and one office in Thomson, Georgia.

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

The Company was organized in January 1997 at the direction of the Board of Directors of the Bank based on a plan of reorganization developed by the Board to substantially strengthen the Bank’s competitive position. The reorganization, in which the Bank became a wholly owned subsidiary of the Company, was completed in June 1997.

The following table sets forth the location of each of the Bank’s branch offices and the date each branch opened for business:

Branch	Date Opened
Thomson Office, Thomson, Georgia Daniel Village Office, Augusta, Georgia West Town Office, Martinez, Georgia Medical Center Office, Augusta, Georgia Fury’s Ferry Road Office, Martinez, Georgia	January 1989 March 1999 October 1999 January 2001 April 2002

In September 1999, the Bank established a mortgage division which operates as First Bank Mortgage (the “Mortgage Division”). The Mortgage Division originates mortgage loans and offers a variety of other mortgage products. As of December 31, 2004, First Bank Mortgage had locations in the Augusta, Savannah and Pooler, Georgia markets as well as the Jacksonville and Orlando, Florida markets.

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

Market Area and Competition

The primary service area of the Bank includes the counties of Richmond, Columbia and McDuffie, Georgia, and the communities of Augusta and Thomson, Georgia which are approximately 30 miles apart. The Bank encounters competition from other commercial banks, which offer a full range of banking services and compete for all types of services, especially deposits. In addition, in certain aspects of its banking business, the Bank also competes with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds and other financial service companies which attract customers that have traditionally been served by banks.

The extent to which other types of financial service companies compete with commercial banks has increased significantly over the past several years as a result of federal and state legislation which has permitted these organizations to compete for customers and offer products that have historically been offered by banks. The impact of this legislation and other subsequent legislation on the financial services industry cannot be predicted. See “ — Supervision and Regulation.”

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balance sheet of the Bank for the years ended December 31, 2004, 2003 and 2002. Also presented is the Bank’s actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability. This table includes all major categories of interest-earning assets and interest-bearing liabilities:

AVERAGE BALANCE SHEETS
(Dollar amounts in thousands)

	Year Ended December 31,
	2004			2003			2002
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield /	Average	Income/	Yield /	Average	Income/	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
INTEREST-EARNING ASSETS
Loans, net of unearned income	$242,158	$14,713	6.07%	$227,242	$13,956	6.14%	$175,022	$12,063	6.89%
Investment securities	38,416	1,368	3.56%	31,407	1,199	3.82%	23,320	1,296	5.56%
Federal funds sold	373	7	1.88%	393	4	1.02%	576	9	1.56%

Total interest-earning assets	280,947	16,088	5.73%	259,042	15,159	5.85%	198,918	13,368	6.72%

NON-INTEREST-EARNING ASSETS
Cash and due from banks	6,647			7,071			5,001
Bank premises and fixed assets	7,351			7,200			7,477
Accrued interest receivable	1,225			1,139			1,043
Other assets	1,528			3,154			2,831
Allowance for loan losses	(3,439)			(2,840)			(2,392)

Total assets	$294,259			$274,766			$212,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING DEPOSITS
NOW accounts	$36,681	$417	1.14%	$30,871	$386	1.25%	$16,077	$261	1.62%
Savings accounts	62,431	941	1.51%	53,616	878	1.64%	20,898	490	2.34%
Money market accounts	9,520	97	1.02%	11,072	174	1.57%	12,496	254	2.03%
Time accounts	99,153	2,384	2.40%	99,709	2,941	2.95%	103,504	3,735	3.61%

Total interest-bearing deposits	207,785	3,839	1.85%	195,268	4,379	2.24%	152,975	4,740	3.10%

OTHER INTEREST-BEARING LIABILITIES
Funds purchased	30,681	629	2.05%	27,434	532	1.94%	20,327	432	2.13%

Total interest-bearing liabilities	238,466	4,468	1.87%	222,702	4,911	2.21%	173,302	5,172	2.98%

NON-INTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	30,837			28,619			22,243
Other liabilities	1,438			1,794			2,285
Shareholders’ equity	23,518			21,651			15,048

Total liabilities and shareholders’ equity	$294,259			$274,766			$212,878

Interest rate spread			3.86%			3.64%			3.74%
Net interest income		$11,620			$10,248			$8,196

Net interest margin			4.14%			3.96%			4.12%
Average interest-earning assets to average total assets			95.48%			94.28%			93.44%
Average loans to average deposits			101.48%			101.50%			99.89%

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

	Year Ended December 31, 2004
		Compared with
	Year Ended December 31, 2003
	(In thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest earned on:
Tax-exempt securities	$48	$(3)	$45
Taxable securities	252	(128)	124
Federal funds sold	(2)	5	3
Net loans and loans held for sale	916	(159)	757

Total interest income	$1,214	$(285)	$929

Interest paid on:
NOW deposits	73	(42)	31
Money market deposits	(24)	(53)	(77)
Savings deposits	145	(82)	63
Time deposits	(16)	(541)	(557)
Borrowed funds	63	34	97

Total interest expense	$241	$(684)	$(443)

Increase (decrease) in net interest income	$973	$399	$1,372

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

The following table details, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories (dollar amounts in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2004		December 31, 2003		December 31, 2002
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
Deposit Category	Amount	Paid	Amount	Paid	Amount	Paid
Non-interest bearing demand deposits	$30,837	-–	$28,619	-–	$22,243	-–
NOW and money market deposits	46,201	1.11%	41,943	1.33%	28,573	1.80%
Savings deposits	62,431	1.51%	53,616	1.64%	20,898	2.34%
Time deposits	99,153	2.40%	99,709	2.95%	103,504	3.61%

The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2004 were as follows (in thousands):

Three months or less	$7,001
Over three months through six months	10,886
Over six months through twelve months	12,355
Over twelve months	34,884

Total	$65,126

Borrowed funds consist of short-term borrowings, including federal funds purchased, retail and other repurchase agreements and lines of credit with the Federal Home Loan Bank. The average balance of borrowed funds was approximately $30.7 million for the year ended December 31, 2004, compared to $27.4 million for the year ended December 31, 2003.

The most significant borrowed funds categories for the Bank are two lines of credit from the Federal Home Loan Bank, consisting of a warehouse line of credit and a 1-4 family line of credit.

At December 31, 2004, the outstanding balance on the warehouse line of credit was $30,001,709 with an interest rate of 2.94%. At December 31, 2003, the outstanding balance on the warehouse line of credit was $10,000,000 with an interest rate of 1.65%. The average balance outstanding on the warehouse line of credit was $15,271,565 for 2004 with a weighted average interest rate of 2.31%. The average balance outstanding on the warehouse line of credit was $19,555,620 for 2003 with a weighted average interest rate of 2.00%. The maximum amount outstanding on the warehouse line of credit at any month end during 2004 was $30,001,709, and was $50,104,841 during 2003. The warehouse line of credit is secured by the mortgage loans held for sale originated with the borrowed funds. The interest rate on the warehouse line of credit is equal to the Federal Home Loan Bank’s Daily Rate Credit Program rate plus 50 basis points.

At December 31, 2004, the outstanding balance on the 1-4 family line of credit was $10,235,000 with an interest rate of 2.44%. The average balance outstanding on the 1-4 family line of credit was $8,635,590 for 2004 with a weighted average interest rate of 1.62%. The maximum amount outstanding on the 1-4 family line of credit at any month end during 2004 was $10,235,000. This line of credit was established in May 2003 and is secured by the Bank’s portfolio of 1-4 family first mortgage loans, excluding those loans that are held for sale. The interest rate on the 1-4 family line of credit is equal to the Federal Home Loan Bank’s Daily Rate Credit Program rate.

Loan Portfolio

The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 2004, the Bank’s loan portfolio consisted of 58.9% real estate mortgage loans, 21.5% real estate construction loans, 14.2% commercial loans and 5.4% consumer/installment loans.

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

With respect to loans which exceed the Bank’s lending limits or established credit criteria, the Bank may originate the loan and sell it to another bank. The Bank may also purchase loans originated by other banks. Management of the Bank does not believe that loan purchase participations will necessarily pose any greater risk of loss than loans which the Bank originates.

The following table presents the categories of loans contained in the Bank’s loan portfolio as of the end of the five most recent fiscal years and the total amount of all loans for such periods:

	December 31,
Type of Loan	2004	2003	2002	2001	2000
	(In thousands)
Commercial, financial and agricultural	$30,820	$24,552	$24,105	$26,863	$24,582
Real estate – construction	46,581	37,201	26,117	20,312	17,648
Real estate – mortgage	127,691	99,179	79,374	53,730	21,850
Installment and consumer	11,705	15,500	15,832	14,435	9,247

Subtotal	$216,797	$176,432	$145,428	$115,340	$73,327

Less:

Unearned income and deferred loan fees	(69)	(65)	(58)	(114)	(146)
Allowance for possible loan losses	(3,416)	(3,164)	(2,436)	(2,187)	(1,194)

Total (net of allowance)	$213,312	$173,203	$142,934	$113,039	$71,987

In addition to the above, at December 31, 2004, the Bank also had $56.7 million of single family residential mortgage loans held for sale that were originated by the Bank’s Mortgage Division.

The table below presents an analysis of maturities of certain categories of loans as of December 31, 2004:

	Due in 1
	Year or	Due in 1 to	Due After
Type of Loan	Less	5 Years	5 Years	Total
	(In thousands)
Commercial, financial and agricultural	$18,913	$11,485	$422	$30,820
Real estate-construction	45,437	703	441	46,581

Total	$64,350	$12,188	$863	$77,401

     The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 2004 (in thousands):

Loans due after 1 year with predetermined interest rates	$9,135
Loans due after 1 year with floating interest rates.	$3,916

The following table presents information regarding non-accrual and past due loans at the dates indicated:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans accounted for on a non-accrual basis
Number	75	58	43	24	10
Amount	$1,664	$1,057	$597	$302	$161

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	6	13	3	3	10
Amount	$444	$496	$91	$160	$98

The Bank does not have any loans which are “troubled debt restructurings” as defined in SFAS No. 15.

Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or, when in management’s judgment, the interest will not be collectible in the normal course of business. Additional interest income of $90,623 in 2004 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized in 2004 on loans that have been accounted for on a non-accrual basis.

At December 31, 2004, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience

An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollar amounts in thousands)
Allowance, beginning of year	$3,164	$2,436	$2,187	$1,194	$1,000
Charge-offs:
Commercial, financial and agricultural	240	55	11	13	195
Installment and consumer	127	141	195	103	26
Real estate – mortgage	333	10	7	8	–

	700	206	213	124	221

Recoveries:
Commercial, financial and agricultural	—	—	1	4	1
Installment and consumer	14	53	6	6	52
Real estate — mortgage	130	1	4	1	1

	144	54	11	11	54

Net (charge-offs) recoveries	(556)	(152)	(202)	(113)	(167)

Provision charged to operations	808	880	451	1,106	361

Allowance, end of year	$3,416	$3,164	$2,436	$2,187	$1,194

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(.25%)	(.07%)	(.11%)	(.08%)	(.25%)

Loan Loss Allowance

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.

Accordingly, management has established an allowance for loan losses, which totaled approximately $3,416,000 at December 31, 2004, which is allocated according to the following table, along with the percentage of loans in each category to total loans:

	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollar amounts in thousands)
Commercial, financial and agricultural	$581	14.2%	$410	13.9%	$330	16.6%	$320	23.3%	$181	33.5%
Real estate - construction	1,165	21.5%	1,100	21.1%	704	17.9%	589	17.6%	356	24.1%
Real estate - Mortgage	1,432	58.9%	1,385	56.2%	920	54.6%	782	46.6%	368	29.8%
Consumer and installment	152	5.4%	249	8.8%	387	10.9%	180	12.5%	75	12.6%
Unallocated	86	—	20	—	95	—	316	—	214	—

Total	$3,416		$3,164		$2,436		$2,187		$1,194

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

Real estate mortgage loans constituted approximately 58.9% of outstanding loans at December 31, 2004. These loans include both commercial and residential mortgage loans. Management believes the risk of loss for commercial real estate loans is generally higher than residential loans. Management continuously monitors the performance of the commercial real estate portfolio and collateral values. Residential mortgages are generally secured by the underlying residence. Management of the Bank believes that these loans are adequately secured.

Real estate construction loans represented approximately 21.5% of the Bank’s outstanding loans at December 31, 2004. This category of the loan portfolio consists of commercial and residential construction and development loans located in the Bank’s market areas in Georgia and Florida. Management of the Bank closely monitors the performance of these loans and periodically inspects properties and development progress. Management considers these factors in estimating and evaluating the allowance for loan losses.

Commercial loans represented approximately 14.2% of outstanding loans at December 31, 2004. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank’s loan portfolio. However, the Bank generally originates commercial loans on a secured basis, and at December 31, 2004, over 90% of the Bank’s commercial loans were secured. Management believes that the secured status of a substantial portion of the commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

Consumer and installment loans represented approximately 5.4% of outstanding loans at December 31, 2004 and are also well secured. At December 31, 2004, the majority of the Bank’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans inherently possess less risk than other categories of loans.

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

Investments

As of December 31, 2004, investment securities comprised approximately 13.0% of the Bank’s assets. The Bank invests primarily in obligations of the United States or agencies of the United States, mortgage-backed securities and obligations, other taxable securities and in certain obligations of states and municipalities. The Bank also enters into federal funds transactions with its principal correspondent banks. The Bank may act as a net seller or net purchaser of such funds.

The following table presents, for the dates indicated, the estimated fair market value of the Bank’s investment securities available for sale. The Bank has classified all of its investment securities as available for sale.

	December 31,
	2004	2003	2002
	(In thousands)
Obligations of U.S government agencies	$15,887	$17,450	$13,427
Mortgage-backed securities	20,232	12,415	10,756
Obligations of States and political subdivisions	3,279	2,494	990
Corporate obligations	1,557	2,152	2,173

Total investment securities	$40,955	$34,511	$27,346

Federal Home Loan Bank stock	2,420	1,083	1,570

Total investment securities and FHLB stock	$43,375	$35,594	$28,916

The following tables present the contractual maturities and weighted average yields of the Bank’s investments as of December 31, 2004:

	Maturities of Investment Securities
		After One	After Five
	Within	Through	Through	After
	One Year	Five Years	Ten Years	Ten Years
		(In thousands)
Obligations of U.S. government agencies	$1,175	$8,939	$5,773	—
Mortgage-backed securities	—	3,504	7,648	9,080
Obligations of States and political subdivisions	—	223	1,202	1,854
Corporate obligations	504	1,053	—	—

Total	$1,679	$13,719	$14,623	$10,934

		Weighted Average Yields
		After One	After Five
	Within	Through	Through	After
	One Year	Five Years	Ten Years	Ten Years
Obligations of U.S. government agencies	3.44%	3.11%	3.72%	—
Mortgage-backed securities	—	3.16%	3.59%	4.12%
Obligations of States and political subdivisions	—	2.50%	2.27%	3.96%
Corporate obligations	6.47%	6.17%	—	—
Total weighted average yield	4.35%	3.35%	3.53%	4.09%

With the exception of U.S. government agencies securities shown above, the Bank did not have investments with a single issuer exceeding, in the aggregate, 10% of the Company’s shareholders’ equity.

Return on Equity and Assets

The following table presents certain profitability, return and capital ratios for the Company as of the end of the past three fiscal years.

	December 31,
	2004	2003	2002
Return on Assets	1.19%	1.92%	1.44%
Return on Equity	14.86%	25.97%	22.14%
Dividend Payout	—	—	—
Equity to Assets	7.63%	7.88%	7.07%

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

The Bank’s asset/liability mix is monitored on a daily basis and further evaluated with a quarterly report that reflects interest-sensitive assets and interest-sensitive liabilities. This report is prepared and presented to the Bank’s Investment Committee and Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Company’s earnings.

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

Data Processing

The Bank has entered into a data processing servicing agreement with Fidelity Information Services, under which the Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.

Employees

At December 31, 2004, the Company and the Bank employed 149 persons on a full-time or part-time basis, including 35 officers.

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

Supervision and Regulation

     The following discussion sets forth some of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides some specific information relative to the Company. The regulatory framework is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

The Company

     General. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the “BHC Act”), as well as other federal and state laws governing the banking business. The Federal Reserve Board is the primary regulator of the Company, and supervises the Company’s activities on a continual basis. The Bank is also subject to regulation and supervision by various regulatory authorities, including the Federal Reserve Board, the Georgia Department of Banking

and Finance and the Federal Deposit Insurance Corporation (the “FDIC”).

     Bank Holding Company Regulation. In general, the BHC Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board’s approval before they:

•	acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;

•	merge or consolidate with another bank holding company; or

•	acquire substantially all of the assets of any additional banks.

     Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. With certain exceptions, the BHC Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

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

     Financial Services Modernization. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), enacted on November 12, 1999, amended the BHC Act and,

•	allows bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities than was permissible under prior law;

•	allows insurers and other financial services companies to acquire banks;

•	allows national banks, and some state banks, either directly or through operating subsidiaries, to engage in certain non-banking financial activities;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

     If the Company, which has not obtained qualification as a “financial holding company,” were to do so in the future, the Company would be eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act, provided that if any of the Company’s banking subsidiaries were to cease to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board could, among other things, place limitations on the Company’s ability to conduct these broader financial activities or, if the deficiencies persisted, require the Company to divest the banking subsidiary. In addition, if the Company were to be qualified as a financial holding company and any of its banking subsidiaries were to receive a rating of less than satisfactory under the Community Reinvestment Act of 1977 (the “CRA”), the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The broader range of activities that financial holding companies are eligible to engage in includes those that are determined to be “financial in nature,” including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies.

     Transactions with Affiliates. The Company and the Bank are deemed to be affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

     Tie-In Arrangements. The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either the Company or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

     Source of Strength. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when, absent that Federal Reserve Board policy, the Company may not find itself able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Subsidiary Dividends. The Company is a legal entity separate and distinct from the Bank. A major portion of the Company’s revenues results from amounts paid as dividends to the Company by the Bank. The Georgia Department of Banking and Finance’s approval must be obtained before the Bank may pay cash dividends out of retained earnings if (i) the total classified assets at the most recent examination of the Bank exceeded 80% of the equity capital, (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends for the previous calendar year, or (iii) the ratio of equity capital to adjusted assets is less than 6%.

     In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

     State Law Restrictions. As a Georgia business corporation, the Company may be subject to certain limitations and restrictions under applicable Georgia corporate law.

The Bank

     General. The Bank, as a Georgia state-chartered bank, is subject to regulation and examination by the State of Georgia Department of Banking and Finance, as well as the FDIC. Georgia state laws regulate, among other things, the scope of the Bank’s business, its investments, its payment of dividends to the Company, its required legal reserves and the nature, lending limit, maximum interest charged and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated by Georgia to protect depositors and not to protect shareholders of the Company or the Bank.

     Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

     Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.

     Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The IBBEA requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. The IBBEA also prohibits the interstate acquisition of a bank if, as a result, the bank holding company would control more than ten percent of the total United States insured depository deposits or more than thirty percent, or the applicable state law limit, of deposits in the acquired bank’s state. Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

     Georgia has “opted in” to the IBBEA and allows in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

     Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

Capital Adequacy

     Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

     The FDIC and Federal Reserve Board use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve Board has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

     The FDIC and Federal Reserve Board also employ a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company or bank may leverage its equity capital base. A minimum leverage ratio of 3% is required for the most highly rated bank holding companies and banks. Other bank holding companies, banks and bank holding companies seeking to expand, however, are required to maintain minimum leverage ratios of at least 4% to 5%.

     The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC and the Federal Reserve Board, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

Other Laws and Regulations

     International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “IMLAFA”) and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

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

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

     The SOA requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

     Privacy. Under the Modernization Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the Modernization Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

     Future Legislation. Changes to federal and state laws and regulations can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Company’s operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the Company’s financial condition or results of operation.

Item 2. Description of Property.

The Company’s main office is located at 2805 Wrightsboro Road at Daniel Village in Augusta, Georgia, which also serves as one of the Bank’s banking offices.

The Bank operates two banking offices in Augusta, Georgia, two banking offices in Martinez, Georgia and one banking office in Thomson, Georgia. The following table sets forth the location of each of the Bank’s branch offices and the date each branch opened for business:

Branch	Date Opened
Thomson Office, Thomson, Georgia	January 1989
Daniel Village Office, Augusta, Georgia	March 1999
West Town Office, Martinez, Georgia	October 1999
Medical Center Office, Augusta, Georgia	January 2002
Fury’s Ferry Road Office, Martinez, Georgia	April 2003

In November 2001, the Bank purchased a site located on Wheeler Road in Augusta, Georgia. In January 2002, the Bank purchased a site located in Evans, Georgia. In March 2005, the Bank entered into a contract to purchase another site in Evans, Georgia. Construction of a full service banking facility, to serve as the Bank’s new Main Office, has begun on the Wheeler Road site with an expected completion date of August 2005. The Bank will continue to evaluate the possibility of constructing a full service banking facility on one of the two sites in Evans, Georgia.

The Bank also leases office space at one location in Augusta to house the Mortgage Division and its financial and accounting operations and another location in Augusta to house its human resources and loan operations. The Mortgage Division also operates offices in Savannah and Pooler, Georgia and Jacksonville, Florida out of leased office space.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter ended December 31, 2004 to a vote of security holders of the Company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

A.	Market Information

The Company’s common stock trades on the Over-The-Counter Bulletin Board under the symbol “GECR”. The market for the Company’s common stock must be characterized as a limited market due to its relatively low trading volume and lack of analyst coverage. The following table sets forth for the periods indicated the quarterly high and low bid quotation per share as reported by the Over-The-Counter Bulletin Board. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. The share prices below reflect the 2-for-1 stock split effected on January 30, 2004, and the 5-for-4 stock split to be effected on April 1, 2005.

	High	Low
Fiscal year ended December 31, 2004
First Quarter	$17.90	$16.00
Second Quarter	$17.00	$12.80
Third Quarter	$15.20	$12.20
Fourth Quarter	$17.44	$14.00
Fiscal year ended December 31, 2003
First Quarter	$9.30	$6.50
Second Quarter	$10.00	$8.62
Third Quarter	$12.00	$9.20
Fourth Quarter	$17.12	$10.80

B.	Holders of Common Stock

As of March 15, 2005, the number of holders of record of the Company’s common stock was 622.

C.	Dividends

No cash dividends were paid by the Company during the years ended December 31, 2004 or 2003. On January 30, 2004, the Company effected a 2-for-1 split of its common stock in the form of a 100% stock dividend to shareholders of record as of January 5, 2004. On April 1, 2005, the Company will effect a 5-for-4 split of its common stock in the form of a 25% stock dividend to shareholders of record as of March 1, 2005.

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

Not Applicable.

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

Additional information on the Bank’s loan portfolio and allowance for loan losses can be found in the Management’s Discussion and Analysis and in Item 1, Loan Portfolio. Note 1 to the consolidated financial statements also includes additional information on the Bank’s accounting policies related to the allowance for loan losses.

Consolidated Financial Information

Certain financial information for the Company and Bank consolidated, and solely the Bank as of and for the years ended December 31, 2004 and 2003 is presented below:

	2004		2003
	Total Assets	Net Income	Total Assets	Net Income
		(Dollar amounts in thousands)
Consolidated	$332,393	$3,502	$266,025	$5,032

Bank only	$332,325	$3,696	$265,899	$5,220

During 2004, the Company funded operational costs primarily through internally generated funds and proceeds from the exercise of stock options. The Company incurred approximately $311,270 in operational costs for the year ended December 31, 2004. The Company recorded an income tax benefit of $117,700, resulting in a net loss of $193,570 for 2004. The Company received no revenue in the form of dividends from the Bank in 2004.

The Company has entered into an agreement with The Bankers Bank that provides the Company with a line of credit of up to $3 million and bears interest at the prime rate minus 50 basis points and matures in 2014. As of December 31, 2004 and 2003, the outstanding balance under the line of credit was $900,000 and $1 million respectively. The arrangement requires the Company and the Bank to comply with certain financial and other covenants. At December 31, 2004, the Company and the Bank were in compliance with all applicable covenants.

The Bank

Results of Operations

For the year ended December 31, 2004, the Bank experienced an increase in total assets and a decrease in net income. Total assets increased 25.0% to $332.3 at December 31, 2004 from $265.9 million at December 31, 2003. Net income decreased 29.3% to $3.69 million for 2004 from $5.22 million for 2003. Average total assets were $294.3 million for 2004 and were $274.8 million for 2003, an increase of $19.5 million or 7.1%. This increase in average assets is primarily the result of strong loan demand during 2004. Net loans held for investment increased from $173.2 million at December 31, 2003 to $213.3 million at December 31, 2004, an increase of 23.2%. Commercial loans increased $6.3 million, or 25.5%, from $24.5 million at December 31,2003 to $30.8 million at December 31, 2004. Real estate mortgage loans increased $28.5 million, or 28.7%, from $99.2 million at December 31, 2003 to $127.7 million at December 31, 2004, and real estate construction loans increased $9.4 million, or 25.2%, from $37.2 million at December 31, 2003 to $46.6 million at December 31, 2004. Installment and consumer loans decreased $3.8 million or 24.5%, from $15.5 million at December 31, 2003 to $11.7 million at December 31, 2004. The decrease in installment and consumer loans is primarily the result of softer demand in this segment of the loan portfolio. The increases in each of the other loan categories are the result of the Bank’s continuing efforts to obtain these types of lending opportunities. Loans held for sale by the Bank increased from $32.4 million at December 31, 2003 to $56.7 million at December 31, 2004.

The allowance for loan losses was $3,416,000 at December 31, 2004 and was $3,164,000 at December 31, 2003. This represents an increase of $252,000, or 8.0%. The increase in the allowance is based upon management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the growth in the Bank’s loan portfolio. The Bank’s ratio of allowance for loan losses to gross loans was 1.24% at December 31, 2004 and 1.51% at December 31, 2003. Substantially all loans held for sale originated by the Bank consist of well-secured single family residence mortgage loans and are originated with a sales commitment and are sold in the secondary market shortly after origination, thus greatly reducing the Bank’s credit risk. The Bank’s ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 1.58% at December 31, 2004, compared to 1.79% at December 31, 2003.

The asset growth of the Bank during 2004 was funded through deposit account growth within the Bank’s existing market areas, through short-term borrowings from correspondent banks, and from lines of credit established with the Federal Home Loan Bank. Total deposit accounts at December 31, 2004 were $257.8 million, an increase of $36.1, million or 16.3%, from $221.7 million at December 31, 2003. Total other borrowings by the Bank were $47.0 million at December 31, 2004, an increase of $27.0 million, or 135%, from the balance of $20.0 million at December 31, 2003.

The Bank’s loan to deposit ratio was 106.1% at December 31, 2004 and 94.2% at December 31, 2003. Excluding mortgage loans held for sale, this ratio was 84.1% for 2004 and 79.6% for 2003.

Interest income was $16.1 million for 2004, compared to $15.2 million for 2003. This represents an increase of $0.9 million, or 5.9%. This increase was primarily attributable to an increase in loans partially offset by slightly lower yields. Interest expense decreased $0.4 million, or 9.0%, from $4.9 million for 2003 to $4.5 million for 2004. Although deposit account balances of the bank increased during 2004, this decrease resulted primarily from a reduced cost of deposit funds. The increase in deposit accounts was a result of marketing efforts in the local markets served by the Bank and strategic planning with respect to obtaining out-of-market funds. The Bank focuses on obtaining growth in deposit accounts to effectively fund the Bank’s loan growth. Non-interest bearing deposits increased $7.1 million, or 27.1%, from 2003 to 2004. Net interest income for 2004 was $11.6 million, representing an increase of $1.4 million, or 13.4%, from $10.2 million for 2003.

Non-interest income was $10.6 million in 2004, a decrease of $5.0 million, or 32.0%, from the $15.5 million recorded during 2003. This decrease was primarily due to the decrease in the gain on sale of mortgage loans for 2004, and was expected given the unusually high level of purchase and refinancing transactions during 2003.

Non-interest expense decreased from $16.2 million in 2003 to $15.4 million in 2004, a decrease of $.8 million, or 4.9%. The decrease resulted primarily from reduced personnel costs associated with normal attrition and some planned reductions in the number of personnel within the Mortgage Division during 2004.

Net income decreased $1.5 million, or 29.2%, from $5.2 million in 2003 to $3.7 million in 2004 as a result of each of the above matters.

Liquidity and Interest Rate Sensitivity

Deposit levels and the associated timing and quantity of funds flowing into and out of a bank inherently involve a degree of uncertainty. In order to ensure that it is capable of meeting depositors’ demands for funds, the Bank must maintain adequate liquidity. Liquid assets consisting primarily of cash and deposits due from other banks, federal funds sold and investment securities maturing within one year provide the source of such funds. Insufficient liquidity may force a bank to engage in emergency measures to secure necessary funding, which could be costly and negatively affect earnings. The Bank monitors its liquidity on a monthly basis and seeks to maintain it at an optimal level.

As of December 31, 2004, the Bank’s liquidity ratio was 16.9% as compared to 25.4% at December 31, 2003. In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with The Bankers Bank and SunTrust Bank. Management is not aware of any demands, commitments or uncertainties which could materially affect the Bank’s liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities at December 31, 2004 with a market value of $40.9 million in its available-for-sale portfolio which would provide an additional source of liquidity.

Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank’s exposure to interest rate risk. Various assets and liabilities are termed to be “rate sensitive” when the interest rate can be replaced. By definition, the “gap” is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon. At December 31, 2004, the Bank was liability sensitive through five years and asset sensitive thereafter.

The following is an analysis of rate sensitive assets and liabilities as of December 31, 2004 (in thousands):

				5 years
	0- 3 mos.	3 – 12 mos.	1 – 5 years	or more	Total
Taxable securities	$675	$1,004	$13,719	$25,360	$40,758
Tax-exempt securities	—	—	—	197	197
Federal funds sold	—	—	—	—	—
Loans	86,102	75,252	90,391	21,713	273,458

Total rate sensitive assets	86,777	76,256	104,110	47,270	314,413

NOW and money market deposits	51,310	—	—	—	51,310
Savings deposits	54,110	—	—	—	54,110
Time deposits	15,825	49,172	53,906	—	118,903

Total rate sensitive deposits	121,245	49,172	53,906	—	224,323

Borrowed funds	36,752	10,235	—	—	46,987

Total rate sensitive liabilities	157,997	59,407	53,906	—	271,310

Excess of rate sensitive assets less rate sensitive liabilities	$(71,220)	$16,849	$50,204	$47,270	$43,103
Cumulative ratio of rate sensitive assets to liabilities	55%	75%	98%	116%
Cumulative gap	$(71,220)	$(54,371)	$(4,167)	$43,103

Capital Resources

The equity capital of the Bank totaled $26.2 million at December 31, 2004, an increase of $3.5 million, or 15.3%, from equity capital of $22.8 million at December 31, 2003. The increase in equity capital was attributable to the Bank’s net income of $3.7 million, and a decrease of $.2 million in the Bank’s after-tax unrealized gain/(loss) on available-for-sale securities, which under Statement of Financial Accounting Standard No. 115, is recognized in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account.

The equity capital of the Company totaled $25.4 million at December 31, 2004.

Management believes that the capitalization of the Company and the Bank is adequate to sustain the growth experienced in 2004. The following table sets forth the applicable actual and required capital ratios for the Company and the Bank as of December 31, 2004:

		Minimum
Bank	December 31, 2004	Regulatory Requirement
Tier 1 Capital ratio	9.42%	4.0%
Total risk-based capital ratio	10.65%	8.0%
Leverage ratio	8.25%	4.0%

Company – Consolidated

Tier 1 Capital ratio	9.11%	4.0%
Total risk-based capital ratio	10.34%	8.0%
Leverage ratio	7.98%	4.0%

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

Following is an analysis of significant off-balance sheet financial instruments at December 31, 2004 and 2003.

	At	At
	December 31, 2004	December 31, 2003
	(In thousands)

Commitments to extend credit	$47,663	$48,485
Standby letters of credit	837	223

	$48,500	$48,708

Item 7. Financial Statements.

The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of
December 31, 2004 and 2003

Consolidated Statements of Income for the years ended
December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income (Loss)
for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for
the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended
December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no occurrence requiring a response to this item.

Item 8A. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-KSB and have concluded that the Company’s disclosure controls and procedures are effective. During the fourth quarter of 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

Certain information required by Part III of this Form 10-KSB is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Shareholders to be held on May 24, 2005 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the Securities and Exchange Commission.

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

Item 13. Exhibits.

The following exhibits are filed with this report:

Exhibit
Number		Description of Exhibit
3.1	-	Articles of Incorporation of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763, previously filed with the Commission).

3.1.1	-	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, previously filed with the Commission).

3.2	-	By-Laws of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended (Registration No. 333-69763)).

10.1	-	Employment Agreement dated October 6, 1997 between the Company and Patrick G. Blanchard (incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, previously filed with the Commission).

10.1.1	-	Amendment No. 1 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard, dated September 30, 1998 (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

10.1.2	-	Amendment No. 2 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard, dated December 23, 1998 (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

Exhibit
Number		Description of Exhibit

10.2	-	1997 Stock Option Plan (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Commission).

10.3	-	Directors Stock Purchase Plan (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Commission).

10.4	-	2004 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, filed with the Commission on May 5, 2004).

10.5	-	Form of Incentive Stock Option Agreement under the Company’s 2004 Incentive Plan.

14.1	-	Code of Ethics (incorporated herein by reference from Exhibit 99.2 contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, previously filed with the Commission).

21.1	-	Subsidiaries of the Registrant.

23.1	-	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	-	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	-	Financial Statements

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

GEORGIA-CAROLINA BANCSHARES, INC.

Date: March 29, 2005	By:	/s/ Patrick G. Blanchard

Patrick G. Blanchard
President and Chief Executive Officer
(principal executive officer)

Date: March 29, 2005	By:	/s/ James M. Thomas

James M. Thomas
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS	DATE	DIRECTORS	DATE

/s/ Patrick G. Blanchard	March 29, 2005	/s/ Hugh L. Hamilton, Jr.	March 29, 2005

Patrick G. Blanchard		Hugh L. Hamilton, Jr.

/s/ Remer Y. Brinson, III	March 29, 2005	/s/ William G. Hatcher, Sr.	March 29, 2005

Remer Y. Brinson, III		William G. Hatcher

/s/ Larry DeMeyers	March 29, 2005	/s/ George O. Hughes	March 29, 2005

Larry DeMeyers		George O. Hughes

/s/ Philip G. Farr	March 29, 2005	/s/ George H. Inman	March 29, 2005

Philip G. Farr		George H. Inman

/s/ Samuel A. Fowler, Jr.	March 29, 2005	/s/ David W. Joesbury, Sr.	March 29, 2005

Samuel A. Fowler, Jr.		David W. Joesbury

/s/ Arthur J. Gay, Jr.	March 29, 2005	/s/ James L. Lemley, M.D.	March 29, 2005

Arthur J. Gay, Jr.		James L. Lemley, M.D.

/s/ Joseph D. Greene	March 29, 2005	/s/ Julian W. Osbon	March 29, 2005

Joseph D. Greene		Julian W. Osbon

/s/ J. Randall Hall	March 29, 2005	/s/ Bennye M. Young	March 29, 2005

J. Randall Hall		Bennye M. Young

/s/ John W. Lee	March 29, 2005	/s/ A. Montague Miller	March 29, 2005

John W. Lee		A. Montague Miller

/s/ Robert N. Wilson, Jr.	March 29, 2005
Robert N. Wilson, Jr.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.5	Form of Incentive Stock Option Agreement under the Company’s 2004 Incentive Plan.

21.1	Subsidiaries of the Registrant

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Financial Statements