Form 10-Q
period 2005-03-31
GEORGIA CAROLINA BANCSHARES INC
filed 2005-05-16
CIK 1044082

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 12, 2005

Common Stock, $.001 Par Value	3,337,147 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$4,898	$7,138
Federal funds sold	8,879	—
Securities available-for-sale	39,409	40,955
Loans, net of allowance for loan losses	222,420	213,312
Loans, held for sale	44,284	56,729
Bank premises and fixed assets	8,901	8,316
Accrued interest receivable	1,486	1,354
Foreclosed real estate, net of allowance	649	414
Deferred tax asset, net	1,027	939
Federal Home Loan Bank Stock	2,330	2,420
Other assets	943	816

Total assets	$335,226	$332,393

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$39,908	$33,457
Interest-bearing:
NOW accounts	31,751	41,412
Savings	60,552	54,110
Money market accounts	7,644	9,898
Time deposits of $100,000, and over	83,157	65,126
Other time deposits	50,569	53,777

Total deposits	273,581	257,780

Other liabilities, borrowings and retail agreements	35,741	49,245

Total liabilities	309,322	307,025

Shareholders’ equity: (1)
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 3,319,507 and 3,317,250 shares issued and outstanding	4	4
Additional paid-in-capital	13,713	13,677
Retained Earnings	12,527	11,728
Accumulated other comprehensive income (loss)	(340)	(41)

Total shareholders’ equity	25,904	25,368

Total liabilities and shareholders’ equity	$335,226	$332,393

(1)	Adjusted to reflect the 5-for-4 common stock split effected April 1, 2005

See notes to condensed financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Income

(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Interest income
Interest and fees on loans	$4,230	$3,157
Interest on taxable securities	363	321
Interest on nontaxable securities	29	22
Interest on Federal funds sold	11	3

Total interest income	4,633	3,503

Interest expense
Interest on time deposits of $100,000 or more	501	260
Interest on other deposits	870	659
Interest on funds purchased and other borrowings	247	39

Total interest expense	1,618	958

Net interest income	3,015	2,545

Provision for loan losses	320	43

Net interest income after provision for loan losses	2,695	2,502

Non-interest income
Service charges on deposits	147	205
Other income/loss	90	94
Gain on sale of mortgage loans	2,240	2,051

	2,477	2,350

Non-interest expense
Salaries and employee benefits	2,557	2,435
Occupancy expenses	322	303
Other expenses	1,012	969

	3,891	3,707

Income before income taxes	1,281	1,145

Income tax expense	482	443

Net income	$799	$702

Net income per share of common stock: (1)
Basic	$0.24	$0.21

Diluted	$0.23	$0.19

Dividends per share of common stock	$—	$—

(1)	Adjusted to reflect the 5-for-4 common stock split effected April 1, 2005

See notes to condensed financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
Net income	$799	$702

Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	(299)	130

Comprehensive income	$500	$832

See notes to condensed financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$799	$702
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	119	121
Provision for loan losses	320	43
Net origination, proceeds and gain on loans originated for sale	12,445	(10,882)
Stock compensation	36	61
Deferred income tax	87	187
Net change in other assets and liabilities	(5,172)	(163)

Net cash provided by (used in) operating activities	8,634	(9,931)

Cash flows from investing activities
Decrease in federal funds sold	(8,879)	8,470
Loan originations and collections, net	(9,663)	(10,952)
Purchases, maturities, sales, and calls of available-for-sale securities, net	1,072	(2,399)
Net additions to premises and equipment	(706)	(189)

Net cash (used in) investing activities	(18,176)	(5,070)

Cash flows from financing activities
Net increase (decrease) in deposits and funds purchased	7,302	17,743

Net cash provided by financing activities	7,302	17,743

Net increase (decrease) in cash and due from banks	(2,240)	2,472

Cash and due from banks at beginning of period	7,138	6,596

Cash and due from banks at end of period	$4,898	$9,068

See notes to condensed financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

Note 1 — Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

	Three Months	Three
	Ended	Months Ended
	March 31, 2005	March 31, 2004

Net income as reported	$799	$702
Earnings per share as reported
Basic:	$.24	$.21
Diluted:	$.23	$.19
Stock-based employee compensation cost included in net income as reported	$—	$—
Stock-based employee compensation cost based on fair-value method	$84	$39
Pro forma net income including stock-based compensation cost based on fair-value method	$715	$663
Pro forma earnings per share including stock-based compensation cost based on fair-value method
Basic:	$.22	$.20
Diluted:	$.20	$.18

Note 3 — Earnings per share

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers and others with the Company, diluted earnings per share has been presented in the Statements of Income. The Company utilizes the Treasury Stock Method in determining the effect of options to be included in the calculation.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2005	2004
Basic Earnings Per Share:
(Income available to common shareholders’)
Weighted average common shares outstanding	3,318,898	3,299,887

Net income	$799,000	$702,000

Basic earnings per share	$.24	$.21

Diluted Earnings Per Share:
(Income available to common shareholders’ and assumed conversions)

Weighted average common shares outstanding	3,318,898	3,299,887

Effect of dilutive securities (Options)	229,036	314,042

Total weighted average common shares and common stock equivalents	3,547,934	3,613,929

Net income	$799,000	$702,000

Diluted earnings per share	$.23	$.19

Note 4 – Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 122(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement

No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123(R).

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

Results of Operations

Overview

The Company’s net income was $799,000 for the first quarter of 2005, compared to $702,000 for the first quarter of 2004, an increase of 13.8%. Basic earnings per share were $0.24 for the first quarter of 2005, compared to $0.21 for the first quarter of 2004.

The Company’s return on average assets was 0.99% (annualized) for the three months ended March 31, 2005, compared to 1.06% (annualized) for the three months ended March 31, 2004. The Company’s return on average equity for the three months ended March 31, 2005 was 12.47% (annualized) compared to 12.59% (annualized) for the three months ended March 31, 2004.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $3,015,000 for the quarter ended March 31, 2005, an increase of $470,000 (18.5%) over net interest income of $2,545,000 for the quarter ended March 31, 2004. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in higher yielding loans offset by higher interest rates paid by the Bank on deposit liability funds and other borrowed funds as competitive interest rates continued to rise. Interest-earning assets were $321,053,000 at March 31, 2005 compared to $316,832,000 at December 31, 2004 and $268,613,000 at March 31, 2004, an increase of $4,221,000 (1.3%) and $52,440,000 (19.5%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $266,704,000 at March 31, 2005 compared to $270,041,000 at December 31, 2004 and $227,413,000 at March 31, 2004, a decrease of $3,337,000 (1.2%) and an increase of $39,291,000 (17.3%) respectively. The increase in deposit liability funds continues to be primarily attributable to the Company’s continuing growth in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans from March 31, 2004 to March 31, 2005 also continues to be primarily attributable to this growth.

Interest Income

Interest income for the three months ended March 31, 2005 was $4,633,000, an increase of $1,130,000 (32.3%) from $3,503,000 for the three months ended March 31, 2004. The increase in interest income primarily resulted from an increase in interest and fees on loans. The increase in interest and fees on loans resulted from higher yields on the Bank’s increased investment in the loan portfolio. Interest income and fees on loans was $4,230,000 for the three months ended March 31, 2005, an increase of $1,073,000 (34.0%) from $3,157,000 for the three months ended March 31, 2004. The Bank’s opportunity to increase the investment in loans continues to be primarily attributable to the Bank’s growth in the Augusta and Columbia County market areas.

Interest Expense

Interest expense for the three months ended March 31, 2005 was $1,618,000, an increase of $660,000 (68.9%) from $958,000 for the three months ended March 31, 2004. While the Bank has experienced a significant increase in the amount of interest-bearing deposits from March 31, 2004 to March 31, 2005, interest expense on these deposits has also increased due to the higher interest rate environment.

Provision for Loan Losses

The provision for loan losses was $320,000 for the three months ended March 31, 2005, compared to $43,000 for the three months ended March 31, 2004, representing an increase of $277,000 (644.0%). This increase is the result of management’s analysis of the adequacy of the allowance for loan losses and the continued growth of the loan portfolio.

Non-interest Income

Non-interest income for the three months ended March 31, 2005 was $2,477,000, an increase of $127,000 (5.4%) from $2,350,000 for the three months ended March 31, 2004. Service charges on deposit accounts were $147,000 for the three months ended March 31, 2005, a decrease of $58,000 (28.3%) from $205,000 for the three months ended March 31, 2004. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,240,000 for the three months ended March 31, 2005, an increase of $189,000 (9.2%) from $2,051,000 for the three months ended March 31, 2004. Substantially all loans originated by the division are sold in the secondary market with servicing released.

Non-interest Expense

Non-interest expense for the three months ended March 31, 2005 was $3,891,000, an increase of $184,000 (5.0%) from $3,707,000 for the three months ended March 31, 2004. Salary and employee benefit costs were $2,557,000 for the three months ended March 31, 2005, an increase of $122,000 (5.0%) from $2,435,000 for the three months ended March 31, 2004. These increases are the result of normal additions to Bank staff and the Bank paying increased incentives to mortgage personnel due to slightly higher loan volume. Occupancy expenses and other non-interest expenses for the three months ended March 31, 2005 increased by $62,000 (4.9%) to $1,334,000 from $1,272,000 during the three months ended March 31, 2004. This increase was primarily a result of the continued expansion and growth of the Bank.

Income Taxes

The Company recorded income tax expense of $482,000 for the three months ended March 31, 2005, resulting from net income before taxes of $1,281,000 for the quarter.

Financial Condition

Overview

Total consolidated assets at March 31, 2005 were $335,226,000, an increase of $2,833,000 (0.8%) from December 31, 2004 total consolidated assets of $332,393,000, and an increase of $50,970,000 (17.9%) from March 31, 2004 total consolidated assets of $284,256,000. At March 31, 2005, loans represented 84.2% of interest-earning assets compared to 86.3% at December 31, 2004, and 85.9% at March 31, 2004. Investments in securities at March 31, 2005 were $39,409,000, a decrease of $1,546,000 (3.8%) from $40,955,000 at December 31, 2004. Interest-bearing deposits at March 31, 2005 were $233,673,000, an increase of $9,350,000 (4.2%) from the December 31, 2004 balance of $224,323,000, and an increase of $24,561,000 (11.7%) from the March 31, 2004 balance of $209,112,000. The amount outstanding under the Bank’s warehouse line of credit was $26,780,000 at March 31, 2005, a decrease of $3,222,000 (10.7%) from the December 31, 2004 balance of $30,002,000 and an increase of $21,621,000 (419.1%) from the March 31, 2004 balance of $5,159,000. The amount outstanding under the Bank’s 1-4 family line of credit was $10,235,000 at March 31, 2005, which is unchanged from December 31, 2004, and represents an increase of $2,501,000 (32.3%) from the March 31, 2004 balance of $7,734,000. The Bank’s balance of Federal funds purchased was $0 at March 31, 2005, as compared to $5,570,000 at December 31, 2004 and $3,812,000 at March 31, 2004. The Bank’s retail repurchase agreements were $1,473,000 at March 31, 2005, an increase of $293,000 (24.8%) from the December 31, 2004 balance of $1,180,000, and a decrease of $174,000 (10.6%) from the March 31, 2004 balance of $1,647,000.

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

Non-performing assets were $2,438,000 at March 31, 2005, compared to $2,079,000 at December 31, 2004 and $1,826,000 at March 31, 2004. The composition of non-performing assets for each date is shown below.

	March 31,	December 31,	March 31,
	2005	2004	2004
Non-accrual loans	$1,789,000	$1,665,000	$1,767,000
OREO, net of valuation allowance	649,000	414,000	59,000

	$2,438,000	$2,079,000	$1,826,000

The ratio of non-performing assets to total loans and other real estate was 0.9% at March 31, 2005, 0.8% at December 31, 2004, and 0.8% at March 31, 2004.

The reduction and disposition of non-performing assets is a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended March 31, 2005, management determined that the allowance for loan losses should be increased through a provision for loan losses of $320,000. The allowance for loan losses was $3,731,000 at March 31, 2005. The ratio of the allowance for loan losses to total gross loans was 1.4% at March 31, 2005, 1.3% at December 31, 2004, and 1.4% at March 31, 2004. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to loans was 1.7% at March 31, 2005, 1.6% at December 31, 2004, and 1.7% at March 31, 2004. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at March 31, 2005 was 15.7%, compared to 16.9% at December 31, 2004, and 24.4% at March 31, 2004.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 4.0% for “Tier 1” risk-based capital, 8.0% for total risk-based capital and 4.0% for the “Tier 1” leverage ratio. At March 31, 2005, the Bank’s Tier I risk-based capital ratio was 10.32% and the total risk-based capital ratio was 11.57%, compared to 9.11% and 10.34% at December 31, 2004, respectively. At March 31, 2005, the Bank’s leverage ratio was 8.34% compared to 7.98% at December 31, 2004.

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

Following is an analysis of significant off-balance sheet financial instruments at March 31, 2005 and December 31, 2004.

	At	At
	March 31,	December 31,
	2005	2004
	(In thousands)

Commitments to extend credit	$52,214	$47,663
Standby letters of credit	1,045	837

	$53,259	$48,500

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2005 from that presented under the heading “Liquidity and Interest Rate Sensitivity” in Item 6 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 4. Controls and Procedures.

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2005 and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Georgia-Carolina Bancshares, Inc.

By:	/s/ Patrick G. Blanchard	May 12, 2005

Patrick G. Blanchard
President and Chief Executive Officer
(principal executive officer)

By:	/s/James M. Thomas	May 12, 2005

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