Form 10-Q
period 2005-06-30
GEORGIA CAROLINA BANCSHARES INC
filed 2005-08-15
CIK 1044082

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                            For the quarterly period ended June 30, 2005

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
YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 10, 2005

Common Stock, $.001 Par Value	3,344,590 shares
Transitional Small Business Disclosure Format: YES ☐ NO ☑

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$8,709	$7,138
Securities available-for-sale	38,641	40,955
Loans, net of allowance for loan losses	236,215	213,312
Loans, held for sale	53,563	56,729
Bank premises and fixed assets	9,593	8,316
Accrued interest receivable	1,614	1,354
Foreclosed real estate, net of allowance	593	414
Deferred tax asset, net	991	939
Federal Home Loan Bank Stock	2,124	2,420
Other assets	953	816

Total assets	$352,996	$332,393

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$39,146	$33,457
Interest-bearing:
NOW accounts	31,457	41,412
Savings	57,632	54,110
Money market accounts	11,272	9,898
Time deposits of $100,000, and over	87,780	65,126
Other time deposits	59,459	53,777

Total deposits	286,746	257,780

Other liabilities, borrowings and retail agreements	39,508	49,245

Total liabilities	326,254	307,025

Shareholders’ equity: (See Note 1)
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 3,337,147 and 3,317,250 shares issued and outstanding	4	4
Additional paid-in-capital	13,801	13,677
Retained Earnings	13,179	11,728
Accumulated other comprehensive income (loss)	(242)	(41)

Total shareholders’ equity	26,742	25,368

Total liabilities and shareholders’ equity	$352,996	$332,393

See notes to condensed consolidated financial statements.

(1)    Adjusted to reflect the 5-for-4 common stock split effected April 1, 2005

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income
Interest and fees on loans	$4,564	$3,484	$8,794	$6,641
Interest on taxable securities	367	296	730	617
Interest on nontaxable securities	19	22	48	44
Interest on Federal funds sold	17	—	28	3

Total interest income	4,967	3,802	9,600	7,305

Interest expense
Interest on time deposits of $100,000 or more	600	266	1,101	526
Interest on other deposits	1,082	625	1,952	1,284
Interest on funds purchased and other borrowings	233	108	480	147

Total interest expense	1,915	999	3,533	1,957

Net interest income	3,052	2,803	6,067	5,348

Provision for loan losses	427	352	747	395

Net interest income after provision for loan losses	2,625	2,451	5,320	4,953

Non-interest income
Service charges on deposits	166	199	313	404
Other income/loss	44	80	134	174
Gain on sale of mortgage loans	2,114	2,733	4,354	4,784

	2,324	3,012	4,801	5,362

Non-interest expense
Salaries and employee benefits	2,594	2,674	5,151	5,109
Occupancy expenses	300	318	622	621
Other expenses	1,022	1,096	2,034	2,065

	3,916	4,088	7,807	7,795

Income before income taxes	1,033	1,375	2,314	2,520

Income tax expense	378	525	860	968

Net income	$655	$850	$1,454	$1,552

Net income per share of common stock (See Note 1)
Basic	$0.20	$0.26	$0.44	$0.47

Diluted	$0.19	$0.24	$0.41	$0.43

Dividends per share of common stock	$—	$—	$—	$—

See notes to condensed consolidated financial statements.

(1) Adjusted to reflect the 5-for-4 common stock split effected April 1, 2005

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$655	$850	$1,454	$1,552

Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	98	(625)	(201)	(495)

Comprehensive income	$753	$225	$1,253	$1,057

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$1,454	$1,552
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	233	242
Provision for loan losses	747	395
Net origination and proceeds on loans originated for sale	3,166	(1,120)
Gain on sale of other real estate	65
Stock compensation	56	156
Net change in other assets and liabilities	278	(786)

Net cash provided by operating activities	5,999	439

Cash flows from investing activities
Decrease in federal funds sold	—	8,470
Loan originations and collections, net	(24,013)	(23,718)
Purchases and proceeds of securities	2,292	(304)
Proceeds from sale of foreclosed real estate	119	—
Net additions to premises and equipment	(1,512)	(390)

Net cash used in investing activities	(23,114)	(15,942)

Cash flows from financing activities
Net increase in deposits and funds purchased	18,621	17,841
Proceeds from option exercise	65	—

Net cash provided by financing activities	18,686	17,841

Net increase in cash and due from banks	1,571	2,338

Cash and due from banks at beginning of period	7,138	6,596

Cash and due from banks at end of period	$8,709	$8,934

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
Note 1 — Basis of presentation
The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). Significant inter-company transactions and accounts are eliminated in consolidation.
The financial statements as of June 30, 2005 and for the six months and three months ended June 30, 2005 and 2004 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
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

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income as reported	$655	$850	$1,454	$1,552

Earnings per share as reported
Basic:	$.20	$.26	$.44	$.47
Diluted:	$.19	$.24	$.41	$.43

Stock-based employee compensation cost included in net income as reported	$—	$—	$—	$—

Stock-based employee compensation cost based on fair-value method	$68	$62	$152	$101

Pro forma net income including stock-based compensation cost based on fair-value method	$587	$788	$1,302	$1,451

Pro forma earnings per share including stock-based compensation cost based on fair-value method
Basic:	$.18	$.24	$.39	$.44
Diluted:	$.17	$.22	$.37	$.40

Note 3 — Earnings per share
Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers with the Company or the Bank, diluted earnings per share have been presented in the Statements of Income.
In the second quarter of 2005 the Company’s Board of Directors approved a five-for-four stock split of the Company’s common stock to be effected in the form of a stock dividend, payable on April 1, 2005 to shareholders of record on March 1, 2005. Share amounts presented on the statement of financial condition have been stated to reflect this transaction, and the transaction has been presented in the statement of shareholders’ equity. Per share information throughout the financial statements and note disclosures reflect this stock split, with prior period amounts being restated to reflect the effects of the stock split.
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30, 2005
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$655,000
Basic EPS
Income available to common shareholders	655,000	3,335,827	$.20
Effect of dilutive securities
Options		181,635

Diluted EPS
Income available to common shareholders and assumed conversions	$655,000	3,517,462	$.19

	For the Three Months Ended June 30, 2004
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$850,000
Basic EPS
Income available to common shareholders	850,000	3,302,734	$.26
Effect of dilutive securities
Options		310,724

Diluted EPS
Income available to common shareholders and assumed conversions	$850,000	3,613,458	$.24

	For the Six Months Ended June 30, 2005
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$1,454,000

Basic EPS
Income available to common shareholders	1,454,000	3,327,410	$.44

Effect of dilutive securities		205,335

Options

Diluted EPS
Income available to common shareholders and assumed conversions	$1,454,000	3,532,745	$.41

Note 3 — Earnings per share (continued)

	For the Six Months Ended June 30, 2004
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$1,552,000

Basic EPS
Income available to common shareholders	1,552,000	3,301,310	$.47

Effect of dilutive securities
Options		312,481

Diluted EPS
Income available to common shareholders and assumed conversions	$1,552,000	3,613,791	$.43

Note 4 — Impact of Recently Issued Accounting Standards
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.
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
Note 5 – Commitments and Contingencies
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At June 30, 2005, the Company had outstanding loan commitments approximating $57.8 million.
Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled $683,000 as of June 30, 2005.
At June 30, 2005, the mortgage division of the Bank had rate lock commitments to originate mortgage loans amounting to approximately $17.7 million and loans held for sale of $53.6 million. The mortgage division has entered into corresponding mandatory commitments, on a best efforts basis, to sell loans servicing released totaling approximately $71.3 million. These commitments to sell loans are designed to eliminate the mortgage division’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.
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
The components of the allowance for loan losses represent an estimation made pursuant to either Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined using the average of actual losses incurred over prior years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and non-performing loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category.
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
New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.
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

Results of Operations
Overview
The Company’s net income was $655,000 for the second quarter of 2005, compared to $850,000 for the second quarter of 2004, a decrease of $195,000 (22.9%). Basic earnings per share were $.20 for the second quarter of 2005, compared to $.26 for the second quarter of 2004.
The Company’s net income was $1,454,000 for the six months ended June 30, 2005, compared to $1,552,000 for the six months ended June 30, 2004, a decrease of $98,000 (6.3%). Basic earnings per share were $.44 for the six months ended June 30, 2005, compared to $.47 for the six months ended June 30, 2004.
The Company’s return on average assets was 0.78% (annualized) for the three months ended June 30, 2005, compared to 1.19% (annualized) for the three months ended June 30, 2004. The Company’s return on average equity for the three months ended June 30, 2005 was 9.95% (annualized) compared to 14.84% (annualized) for the three months ended June 30, 2004.
Net Interest Income
Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense).
Net interest income was $3,052,000 for the quarter ended June 30, 2005, an increase of $249,000 (8.9%) over net interest income of $2,803,000 for the quarter ended June 30, 2004. Net interest income was $6,067,000 for the six months ended June 30, 2005, an increase of $719,000 (13.4%) over net interest income of $5,348,000 for the six months ended June 30, 2004. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in higher yielding loans, offset by an increase in the interest rates paid by the Bank on deposit liability funds and other borrowed funds as competitive interest rates continued to increase. Interest-earning assets were $334,603,000 at June 30, 2005 compared to $316,832,000 at December 31, 2004, an increase of $17,771,000 (5.6%). Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $289,778,000 at June 30, 2005 compared to $270,041,000 at December 31, 2004, an increase of $19,737,000 (7.3%). The increase in deposit liability funds continues to be primarily attributable to the Company’s continuing growth in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans also continues to be primarily attributable to this growth.
Interest Income
Interest income for the three months ended June 30, 2005 was $4,967,000, an increase of $1,165,000 (30.6%) from $3,802,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, interest income was $9,600,000, an increase of $2,295,000 (31.4%) from $7,305,000 for the six months ended June 30, 2004. The increase in interest income primarily resulted from an increase in interest and fees on loans, which resulted from higher yields on the Bank’s increased investment in the loan portfolio. Interest and fees on loans was $4,564,000 for the three months ended June 30, 2005, an increase of $1,080,000 (31.0%) from $3,484,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, interest and fees on loans was $8,794,000, an increase of $2,153,000 (32.4%) from $6,641,000 for the six months ended June 30, 2004. This increased level of interest and fees on loans for the three and six month periods of 2005 resulted from the Bank’s increased investment in higher yielding loans. The Bank’s opportunity to increase the investment in loans continues to be primarily attributable to the Bank’s growth in the Augusta and Columbia County market areas. In addition, the Bank’s mortgage lending operation has contributed to the growth in the investment in loans.
Interest Expense
Interest expense for the three months ended June 30, 2005 was $1,915,000, an increase of $916,000 (91.7%) from $999,000 for the three months ended June 30, 2004. Interest expense for the six months ended June 30, 2005 was $3,533,000, an increase of $1,576,000 (80.5%) from $1,957,000 for the six months ended June 30, 2004. While the Bank has experienced a significant increase in the amount of interest-bearing deposits from June 30, 2004 to June 30, 2005, interest expense on these deposits has also increased due to the higher interest rates being paid.
Provision for Loan Losses
The provision for loan losses was $427,000 for the three months ended June 30, 2005, compared to $352,000 for the three months ended June 30, 2004, representing an increase of 21.3%. The provision for loan losses was $747,000 for the six months ended June 30, 2005, compared to $395,000 for the six months ended June 30, 2004, representing an increase of 89.1%. This increase is the result of management’s analysis of the adequacy of the allowance for loan losses and the continued growth of the loan portfolio.
Non-interest Income
Non-interest income for the three months ended June 30, 2005 was $2,324,000, a decrease of $688,000 (22.8%) from $3,012,000 for the three months ended June 30, 2004. Non-interest income for the six months ended June 30, 2005 was $4,801,000, a decrease of $561,000 (10.5%) from $5,362,000 for the six months ended June 30, 2004. Service charges on deposit accounts were $166,000 for the three months ended June 30, 2005, a decrease of $33,000 (16.6%) from $199,000 for the three months ended June 30, 2004. Service charges on deposit accounts were $313,000 for the six months ended June 30, 2005, a decrease of $91,000 (22.5%) from $404,000 for the six months ended June 30, 2004. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,114,000 for the three months ended June 30, 2005, a decrease of $619,000 (22.6%) from $2,733,000 for the three months ended June 30, 2004. Gain on sale of mortgage loans originated and sold for the six months ended June 30, 2005 was $4,354,000, a decrease of $430,000 (9.0%) from $4,784,000 for the six months ended June 30, 2004. Substantially all loans originated by the division are sold in the secondary market with servicing released.
Non-interest Expense
Non-interest expense for the three months ended June 30, 2005 was $3,916,000, a decrease of $172,000 (4.2%) from $4,088,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, non-interest expense was $7,807,000 and $7,795,000, respectively, representing an increase of (0.2%). Salary and employee benefit costs were $2,594,000 for the three months ended June 30, 2005, a decrease of $80,000 (3.0%) from $2,674,000 for the three months ended June 30, 2004. Salary and employee benefit costs were $5,151,000 for the six months ended June 30, 2005, an increase of $42,000 (1.0%) from $5,109,000 for the six months ended June 30, 2004. These increases are primarily the combined result of the Bank adding personnel in selected areas due to growth while paying lower incentives to mortgage personnel due to reduced loan volume. Occupancy expenses and other non-interest expenses for the three months ended June 30, 2005 decreased by $92,000 (6.5%) to $1,322,000 from $1,414,000 during the three months ended June 30, 2004. This decrease was primarily a result of closing the mortgage production office in Orlando, Florida.

Income Taxes
The Company recorded income tax expense of $378,000 for the three months ended June 30, 2005, resulting from net income before taxes of $1,033,000 for the quarter. The Company recorded income tax expense of $860,000 for the six months ended June 30, 2005, resulting from net income before taxes of $2,314,000 for the period.
Financial Condition
Overview
Total consolidated assets at June 30, 2005 were $352,996,000, an increase of $20,603,000 (6.2%) from December 31, 2004 total consolidated assets of $332,393,000. At June 30, 2005, loans represented 87.8% of interest-earning assets compared to 86.3% at December 31, 2004. Investments in securities at June 30, 2005 were $38,641,000, a decrease of $2,314,000 (5.7%) from $40,955,000 at December 31, 2004. Interest-bearing deposits at June 30, 2005 were $247,600,000, an increase of $23,277,000 (10.4%) from the December 31, 2004 balance of $224,323,000. The Bank’s warehouse line of credit was $20,369,000 at June 30, 2005, a decrease of $9,633,000 (32.1%) from the December 31, 2004 balance of $30,002,000. The Bank’s balance of Federal funds purchased was $2,779,000 at June 30, 2005, a decrease of $2,791,000 (50.1%) as compared to the December 31, 2004 balance of $5,570,000. The Bank’s retail repurchase agreements were $1,415,000 at June 30, 2005, an increase of $235,000 (19.9%) from the December 31, 2004 balance of $1,180,000.
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
Non-performing assets were $2,593,000 at June 30, 2005, compared to $2,079,000 at December 31, 2004. The composition of non-performing assets for each date is shown below.

	June 30,	December 31,
	2005	2004
Non-accrual loans	$2,000,000	$1,665,000
OREO, net of valuation allowance	593,000	414,000

	$2,593,000	$2,079,000

The ratio of non-performing assets to total loans and other real estate was 0.9% at June 30, 2005 and 0.8% at December 31, 2004.
The reduction and disposition of non-performing assets is a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended June 30, 2005, management determined that the allowance for loan losses should be increased through a provision for loan losses of $427,000. The ratio of the allowance for loan losses to total gross loans was 1.4% at June 30, 2005 and 1.3% at December 31, 2004. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to loans was 1.7% at June 30, 2005 and 1.6% at December 31, 2004. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Liquidity and Capital Resources
Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of borrowers, withdrawals by depositors, and payment of operating expenses and dividends. The Bank does not anticipate any events which would require liquidity beyond that which is available through deposit growth, investment maturities, federal funds lines, and other lines of credit and funding sources. The Bank actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.
The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at June 30, 2005 was 17.8%, compared to 16.9% at December 31, 2004.
Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 4.0% for “Tier 1” risk-based capital, 8.0% for total risk-based capital and 4.0% for the “Tier 1” leverage ratio. At June 30, 2005, the Bank’s Tier 1 risk-based capital was 9.7% and total risk-based capital was 10.9%, compared to 9.4% and 10.7% at December 31, 2004, respectively. At June 30, 2005, the Bank’s Tier 1 leverage ratio was 8.3% compared to 8.2% at December 31, 2004.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.

Following is an analysis of significant off-balance sheet financial instruments at June 30, 2005 and December 31, 2004.

	At	At
	June 30,	December 31,
	2005	2004
	(In thousands)
Commitments to extend credit	$57,835	$47,663
Standby letters of credit	683	837

	$58,518	$48,500

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2005 from that presented under the heading “Liquidity and Interest Rate Sensitivity” in Item 6 of the Company’s Annual Report of Form 10-KSB for the year ended December 31, 2004.
Item 4. Controls and Procedures.
Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2005 and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The 2005 Annual Meeting of Shareholders of the Company (the “Annual Meeting”) was held on May 24, 2005. At the Annual Meeting, the following persons were elected as directors to serve as Class II directors, for a term of three years and until their successors are elected and qualified: Larry DeMeyers, J. Randal Hall, George H. Inman, James L. Lemley, M.D. and Julian W. Osbon.
The number of votes cast for and withheld in the election of each nominee for director was as follows:

	Votes	Votes
	FOR	WITHHELD
Larry DeMeyers	2,249,853	690
J. Randal Hall	2,237,141	13,402
George H. Inman	2,249,853	690
James L. Lemley, M.D.	2,236,796	13,747
Julian W. Osbon	2,249,853	690
The following persons did not stand for reelection to the Board at the Annual Meeting as their term of office continued after the Annual Meeting: Patrick G. Blanchard, Remer Y. Brinson, III, Phillip G. Farr, Samuel A. Fowler, Jr., Arthur J. Gay, Jr., Joseph D. Greene, Hugh L. Hamilton, Jr., William G. Hatcher, David W. Joesbury, Sr., John W. Lee, A. Montague Miller, Robert N. Wilson, Jr. and Bennye M. Young.
Item 6.Exhibits
The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit
3.1 -	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

3.1.1 -	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2 -	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

31.1 -	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Georgia-Carolina Bancshares, Inc.

By:	/s/ Patrick G. Blanchard	August 15, 2005

	Patrick G. Blanchard	Date
President and Chief Executive Officer
(principal executive officer)

By:	/s/ James M. Thomas	August 15, 2005

	James M. Thomas	Date
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.