Form 10-K
period 2005-12-31
GEORGIA CAROLINA BANCSHARES INC
filed 2006-03-30
CIK 1044082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-22891
GEORGIA-CAROLINA BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2326075

(State of Incorporation)	(I.R.S. Employer Identification Number)

3527 Wheeler Road
Augusta, Georgia	30909

(Address of Principal Executive Offices)	(Zip Code)
(706) 731-6600
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

None	None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐ No☑
Indicate by check mark whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑NO
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (2,501,556 shares), on March 24, 2006 was $37,523,340 based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on March 24, 2006. For purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date. As of March 24, 2006, 3,366,936 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2006 Annual Meeting of Shareholders scheduled to be held on May 22, 2006 are incorporated by reference in response to Part III of this Report.

GEORGIA-CAROLINA BANCSHARES, INC.
2005 Form 10-K Annual Report
(i)

Special Note Regarding Forward-Looking Statements
     Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of, including, but not limited to, statements concerning the banking industry and the issuer’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the issuer’s control, and actual results may differ materially depending on a variety of important factors, including competition, general economic and market conditions, changes in interest rates, changes in the value of real estate and other collateral securing loans, interest rate sensitivity and exposure to regulatory and legislative changes, and other risks and uncertainties described in the issuer’s filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Therefore, we can give no assurance that the results contemplated in the forward-looking statements will be realized. The inclusion of this forward-looking information should not be construed as a representation by the issuer or any person that the future events, plans, or expectations contemplated by the issuer will be achieved. The issuer undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
Item 1. Business
General
Georgia-Carolina Bancshares, Inc. (the “Company”) is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, locally owned state-chartered commercial bank which opened for business in 1989. The Bank operates three offices in Augusta, Georgia, two offices in Martinez, Georgia and one office in Thomson, Georgia.
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
The Company was incorporated under the laws of the State of Georgia in January 1997 at the direction of the Board of Directors of the Bank based on a plan of reorganization developed by the Board to substantially strengthen the Bank’s competitive position. The reorganization, in which the Bank became a wholly owned subsidiary of the Company, was completed in June 1997.
The following table sets forth the location of each of the Bank’s branch offices and the date each branch opened for business:

Branch	Date Opened
Hill Street Office, Thomson, Georgia	January 1989
Daniel Village Office, Augusta, Georgia	March 1999
West Town Office, Martinez, Georgia	October 1999
Medical Center Office, Augusta, Georgia	January 2001
Fury’s Ferry Road Office, Martinez, Georgia	April 2002
Main Office, Augusta, Georgia	September 2005
In September 1999, the Bank established a mortgage division which operates as First Bank Mortgage (the “Mortgage Division”). The Mortgage Division originates mortgage loans and offers a variety of other mortgage products. As of December 31, 2005, First Bank Mortgage had locations in the Augusta and Savannah, Georgia markets as well as the Jacksonville, Florida market.
In December 2003, the Bank established a financial services division which operates as FB Financial Services. FB Financial Services offers financial planning and investment services through its relationship with Linsco/Private Ledger (Member NASD/SIPC), one of the nation’s leading independent brokerage firms. A joint office of FB Financial Services and Linsco/Private Ledger is located in the Bank’s Main Office location on Wheeler Road in Augusta.
For further information responsive to this item, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this report.
Market Area and Competition
The primary service area of the Bank includes the counties of Richmond, Columbia and McDuffie, Georgia, and the communities of Augusta, Martinez, Evans and Thomson, Georgia which are within a 30-mile radius. The Bank encounters competition from other commercial banks, which offer a full range of banking services and compete for all types of services, especially deposits. In addition, in certain aspects of its banking business, the Bank also competes with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds and other financial service companies which attract customers that have traditionally been served by banks.
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
Correspondent Banking
Correspondent banking involves the delivery of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase and sale of federal funds, security safekeeping, investment services, coin and currency supplies, over line and liquidity loan participations and sales of loans to or participations with correspondent banks.
The Bank sells loan participations to correspondent banks. The Bank has established correspondent relationships with The Bankers Bank, the Federal Home Loan Bank of Atlanta and SunTrust Bank. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondents in both non-interest bearing and interest bearing accounts.
Data Processing
The Bank has entered into a data processing servicing agreement with Fidelity Information Services, under which the Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.
Employees
At December 31, 2005, the Company and the Bank employed 170 persons on a full-time or part-time basis, including 46 officers.
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
     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX”) was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”
     The SOX requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
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
Item 1A. Risk Factors
The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.
An economic downturn, especially one affecting Richmond, Columbia and McDuffie counties, could adversely affect our business.
Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary market areas in the State of Georgia of Richmond, Columbia and McDuffie counties. If these communities do not grow or if prevailing local or national economic conditions are unfavorable, our business may not succeed. An economic downturn would likely harm the quality of our loan portfolio and reduce the level of our deposits, which in turn would hurt our business. If an economic downturn occurs, borrowers may be less likely to repay their loans as scheduled. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.
If real estate values in our market decline or become stagnant, our business could be adversely affected.
Real estate values in our market area have risen substantially over the last several years. There continues to be a significant amount of speculation that the United States, or at least certain parts of the country, are in the midst of a real estate “bubble”, meaning that current real estate prices exceed the true values of the properties. If this is the case, or if the market generally perceives that this is the case, then real estate prices could become stagnant or decline, and there could be a significant reduction in real estate construction and housing starts. In addition, the value and liquidity of the real estate or other collateral securing our loans could be impaired. Given our heavy reliance on real estate lending, this could have a significant adverse affect on our business.
Our loan portfolio includes a substantial amount of commercial real estate and construction and development loans, which may have more risks than residential or consumer loans.
Our commercial real estate loans and construction and development loans account for a substantial portion of our total loan portfolio. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity, residential or consumer loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.
Furthermore, the repayment of loans secured by commercial real estate in some cases is dependent upon the successful operation, development or sale of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In these cases, we may be compelled to modify the terms of the loan. As a result, repayment of these loans may, to a greater extent than other types of loans, be subject to adverse conditions in the real estate market or economy.

Many of our borrowers have more than one loan or credit relationship with us.
Many of our borrowers have more than one commercial real estate or commercial business loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to, for example, a one- to- four-family residential mortgage loan.
Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.
Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:
•	the duration of the credit;

•	credit risks of a particular customer;

•	changes in economic and industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.
We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. However, there is no precise method of predicting credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. Therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.
We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract deposits.
The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks and trust services, that we currently do not provide. There is a risk that we will not be able to compete successfully with other financial institutions in our markets, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. Competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us. In new markets that we may enter, we will also compete against well-established community banks that have developed relationships within the community.

Changes in interest rates may reduce our profitability.
Our profitability depends in large part on our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations may suffer.
Our recent operating results may not be indicative of our future operating results.
We may not be able to sustain our historical rate of growth and may not even be able to grow our business at all. If we continue to expand, it will be difficult for us to generate similar earnings growth. Consequently, our historical results of operations are not necessarily indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations and competition may also impede our ability to expand our market presence. If we experience a significant decrease in our rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.
We could be adversely affected by the loss of one or more key personnel or by an inability to attract and retain employees.
We believe that our growth and future success will depend in large part on the skills of our executive officers. The loss of the services of one or more of these officers could impair our ability to continue to implement our business strategy. In particular, Patrick G. Blanchard, our President and Chief Executive Officer, Remer Y. Brinson, III, our Bank’s President and Chief Executive Officer, and Thomas M. Bird, Executive Vice President of First Bank Mortgage, have extensive and long-standing ties within our primary market areas and substantial experience with our operations, and have contributed significantly to our growth. If we lose the services of any one of them, they would likely be difficult to replace and our business could be materially and adversely affected.
Our success also depends, in part, on our continued ability to attract and retain experienced and qualified employees. The competition for such employees is intense, and our inability to continue to attract, retain and motivate employees could adversely affect our business.
The success of our growth strategy depends on our ability to identify and recruit individuals with experience and relationships in the markets in which we intend to expand.
We intend to expand our banking network over the next several years into both new and existing markets in and around our current market areas. We believe that to expand into new markets successfully, we must identify and recruit experienced key management members with local expertise and relationships in these markets. We expect that competition for qualified management in the markets in which we may expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established banks. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel to manage new offices effectively and in a timely manner would limit our growth and could materially adversely affect our business, financial condition and results of operations. We may fail to open any additional offices and, if we open these offices, they may not be profitable.
We will face risks with respect to future expansion and acquisitions or mergers.
We may expand into new lines of business or offer new products or services. Any expansion plans we undertake may also divert the attention of our management from the operation of our business, which would have an adverse effect on our results of operations. We may also seek to acquire other financial institutions or parts of those institutions. Any of these activities would involve a number of risks such as the time and expense associated with evaluating new lines of business or new markets for expansion, hiring or retaining local management and integrating new acquisitions. Even if we identify new lines of business or new products or services, they may not be profitable. Nor can we say with certainty that we will be able to consummate, or if consummated, successfully integrate, future acquisitions, if any, or that we will not incur disruptions or unexpected expense in integrating such acquisitions. Any given acquisition, if and when consummated, may adversely affect our results of operations and financial condition.
Our growth may require us to raise additional capital that may not be available when it is needed or may not be available on terms acceptable to us.
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.
We are subject to extensive regulation that could limit or restrict our activities.
We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to regulatory capital requirements established by our regulators, which require us to maintain adequate capital to support our growth. If we fail to meet these capital and other regulatory requirements, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on common stock, and our ability to make acquisitions could be materially and adversely affected.
The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.
Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.
The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. For example, by December 31, 2007, we will be required to comply with Section 404 of the Sarbanes-Oxley Act and issue a report on our internal controls. We expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
We are evaluating our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer and the trading market for our common stock could be materially impaired.
Item 1B. Unresolved Staff Comments
Not Applicable
Item 2. Properties
The Company’s and the Bank’s main office is located at 3527 Wheeler Road in Augusta, Georgia. This office was opened in September 2005. The Bank operates three banking offices in Augusta, Georgia, two banking offices in Martinez, Georgia and one banking office in Thomson, Georgia. The following table sets forth the location of each of the Bank’s branch offices and the date each branch opened for business:

Branch	Date Opened
Hill Street Office, Thomson, Georgia	January 1989
Daniel Village Office, Augusta, Georgia	March 1999
West Town Office, Martinez, Georgia	October 1999
Medical Center Office, Augusta, Georgia	January 2001
Fury’s Ferry Road Office, Martinez, Georgia	April 2002
Main Office, Augusta, Georgia	September 2005
In November 2001, the Bank purchased the site located on Wheeler Road in Augusta, Georgia. In January 2002, the Bank purchased a site located in Evans, Georgia. In March 2005, the Bank entered into a contract to purchase another site in Evans, Georgia and finalized that purchase in February 2006. Construction of the full service banking facility, that now serves as the Bank’s new Main Office, was completed in September 2005. The Bank will continue to evaluate the possibility of constructing a full service banking facility on one of the two sites in Evans, Georgia.
The Bank also leases office space at one location in Augusta to house the Mortgage Division. The Mortgage Division also operates offices in Savannah, Georgia and Jacksonville, Florida out of leased office space.
Item 3. Legal Proceedings
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
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted during the fourth quarter ended December 31, 2005 to a vote of security holders of the Company.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock trades on the Over-The-Counter Bulletin Board under the symbol “GECR”. The market for the Company’s common stock must be characterized as a limited market due to its relatively low trading volume and lack of analyst coverage. The following table sets forth for the periods indicated the quarterly high and low bid quotation per share as reported by the Over-The-Counter Bulletin Board. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. The share prices below reflect all stock splits.

	High	Low
Fiscal year ended December 31, 2005
First Quarter	$17.60	$15.60
Second Quarter	$19.50	$14.75
Third Quarter	$16.35	$15.00
Fourth Quarter	$15.05	$13.10
Fiscal year ended December 31, 2004
First Quarter	$17.90	$16.00
Second Quarter	$17.00	$12.80
Third Quarter	$15.20	$12.20
Fourth Quarter	$17.44	$14.00
Holders of Common Stock
As of March 24, 2006, the number of holders of record of the Company’s common stock was 606.
Dividends
No cash dividends were paid by the Company during the years ended December 31, 2005 or 2004. On January 30, 2004, the Company effected a 2-for-1 split of its common stock in the form of a 100% stock dividend to shareholders of record as of January 5, 2004. On April 1, 2005, the Company effected a 5-for-4 split of its common stock in the form of a 25% stock dividend to shareholders of record as of March 1, 2005.

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
Recent Sales of Unregistered Securities; Issuer Stock Purchases
Not Applicable.
Item 6. Selected Financial Data
Our selected consolidated financial data presented below as of and for the years ended December 31, 2001 through 2005 is derived from our audited consolidated financial statements. Our audited consolidated financial statements as of December 31, 2004 and 2005 and for each of the years in the three year period ended December 31, 2005 are included elsewhere in this report. All years have been restated as necessary for stock dividends and stock splits.

	At and for the Years Ended December 31,
	($ in thousands, except per share data)
	2005	2004	2003	2002	2001
Selected Balance Sheet Data:
Assets	$349,481	$332,393	$266,025	$257,362	$205,865
Investment securities	39,362	43,375	35,594	28,916	21,115
Loans, held for investment	248,311	216,728	174,567	145,370	115,226
Loans, held for sale	40,064	56,729	34,219	67,927	58,736
Allowance for loan losses	3,756	3,416	3,164	2,436	2,187
Deposits	304,440	257,780	221,656	201,619	149,623
Short-term borrowings	13,342	46,987	19,993	35,745	38,374
Accrued interest	1,539	785	531	1,110	1,993
Long-term debt	800	900	1,000	1,000	1,000
Other liabilities	751	573	981	993	1,675
Shareholders’ equity	28,609	25,368	21,864	16,895	13,200

Selected Results of Operations Data:
Interest income	20,876	16,088	15,159	13,368	11,588
Interest expense	8,420	4,468	4,911	5,172	6,265

Net interest income	12,456	11,620	10,248	8,196	5,323
Provision for loan losses	1,022	808	880	451	1,106

	At and for the Years Ended December 31,
	($ in thousands, except per share data)
	2005	2004	2003	2002	2001
Net interest income after provision for
provision for loan losses	11,434	10,812	9,368	7,745	4,217
Noninterest income	10,331	10,571	15,540	10,397	9,120
Noninterest expense	16,368	15,714	16,503	12,879	10,794

Income before taxes	5,397	5,669	8,405	5,263	2,543
Income tax expense	1,942	2,167	3,373	1,932	868

Net income	$3,455	$3,502	$5,032	$3,331	$1,675

Per Share Data
Net income – basic	$1.04	$1.06	$1.53	$1.02	$0.52
Net income – diluted	$0.98	$0.99	$1.41	$0.95	$0.49
Book value	$8.53	$7.65	$6.63	$5.17	$4.68
Weighted average number of shares outstanding:
Basic	3,336,834	3,305,534	3,281,130	3,253,662	3,235,028
Diluted	3,524,294	3,521,876	3,560,495	3,518,055	3,446,327

	At and for the Years Ended December 31,
	2005	2004	2003	2002	2001
Performance Ratios:
Return on average assets	1.00%	1.19%	1.92%	1.44%	1.06%
Return on average equity	12.80%	14.86%	25.97%	22.14%	13.83%
Net interest margin (1)	3.78%	4.14%	3.96%	4.12%	3.58%
Efficiency ratio (2)	71.45%	70.81%	63.98%	68.72%	74.90%
Loan to deposit ratio	94.72%	106.08%	94.19%	105.79%	116.27%

Asset Quality Ratios:
Nonperforming loans to total loans	0.59%	0.61%	0.51%	0.28%	0.17%
Nonperforming assets to total assets	0.61%	0.63%	0.42%	0.35%	0.33%
Net charge-offs to average total loans	0.24%	0.23%	0.07%	0.12%	0.09%
Allowance for loan losses to nonperforming loans	219.91%	205.29%	299.05%	408.04%	724.17%
Allowance for loan losses to total loans	1.30%	1.25%	1.52%	1.14%	1.26%

Capital Ratios:
Average equity to average assets
Leverage ratio	8.14%	7.98%	8.48%	6.81%	7.04%
Tier 1 risk-based capital ratio	9.91%	9.11%	10.38%	8.68%	8.47%
Total risk-based capital ratio	11.16%	10.34%	11.89%	9.93%	9.72%

Growth Ratios and Other Data:
Percentage change in net income	(1.3%)	(30.4%)	51.1%	98.9%	1,218.9%
Percentage change in diluted net income per share	(1.0%)	(29.8%)	48.4%	93.9%	1,125.0%
Percentage change in assets	5.1%	24.9%	3.4%	25.0%	76.7%
Percentage change in loans	5.5%	31.0%	(2.1%)	22.6%	91.6%
Percentage change in deposits	18.1%	16.3%	9.94%	34.8%	75.0%
Percentage change in equity	12.8%	16.0%	29.4%	28.0%	17.6%

(1)	Non-tax equivalent.

(2)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income, excluding gains and losses on the sale of assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and Bank and should be read in conjunction with the “Business” and “Financial Statements” sections included elsewhere in this Report. Information given in response to Item 6 of this report, “Selected Financial Data” is incorporated by reference in response to this Item 7.
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
Consolidated Financial Information
Certain financial information for the Company and Bank consolidated, and solely for the Bank as of and for the years ended December 31, 2005, 2004 and 2003 is presented below:

	2005		2004		2003
	Total Assets	Net Income	Total Assets	Net Income	Total Assets	Net Income
	(Dollar amounts in thousands)
Consolidated	$349,481	$3,455	$332,393	$3,502	$266,025	$5,032
Bank only	$349,368	$3,604	$332,325	$3,696	$265,899	$5,220
During 2005, the Company funded operational costs primarily through a dividend from the Bank of $85,000 as well as from proceeds from the exercise of stock options. The Company incurred approximately $236,886 in operational costs for the year ended December 31, 2005. The Company recorded an income tax benefit of $87,600, resulting in a net loss of $64,286 for 2005.
The Company has entered into an agreement with The Bankers Bank that provides the Company with a line of credit of up to $3 million and bears interest at the prime rate minus 50 basis points and matures in 2014. As of December 31, 2005 and 2004, the outstanding balance under the line of credit was $800,000 and $900,000 respectively. The arrangement requires the Company and the Bank to comply with certain financial and other covenants. At December 31, 2005, the Company and the Bank were in compliance with all applicable covenants.

The Bank
Results of Operations – Comparison of 2005 and 2004
For the year ended December 31, 2005, the Bank experienced an increase in total assets and a decrease in net income. Total assets increased 5.1% to $349.4 million at December 31, 2005 from $332.3 million at December 31, 2004. Average total assets were $345.9 million for 2005 and were $294.3 million for 2004, an increase of $51.6 million or 17.5%. This increase in average assets is primarily the result of strong loan demand during 2005. Net loans held for investment increased from $213.3 million at December 31, 2004 to $244.6 million at December 31, 2005, an increase of 14.6%. Commercial loans decreased $.9 million, or 2.8%, from $30.8 million at December 31,2004 to $29.9 million at December 31, 2005. Real estate mortgage loans increased $24.8 million, or 19.4%, from $127.7 million at December 31, 2004 to $152.5 million at December 31, 2005, and real estate construction loans increased $9.1 million, or 19.7%, from $46.6 million at December 31, 2004 to $55.7 million at December 31, 2005. Installment and consumer loans decreased $1.5 million or 13.0%, from $11.7 million at December 31, 2004 to $10.2 million at December 31, 2005. The decrease in commercial loans is due to a significant loan payoff at year end, and the decrease in installment and consumer loans is primarily the result of softer demand in this segment of the loan portfolio. The increases in each of the other loan categories are the result of the Bank’s continuing efforts to obtain these types of lending opportunities. Loans held for sale by the Bank decreased from $56.7 million at December 31, 2004 to $40.1 million at December 31, 2005 as rising rates impacted the volume of activity in this loan category.
The allowance for loan losses was $3,756,000 at December 31, 2005 and was $3,416,000 at December 31, 2004. This represents an increase of $340,000, or 10.0%. The increase in the allowance is based upon management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the growth in the Bank’s loan portfolio. The Bank’s ratio of allowance for loan losses to gross loans was 1.30% at December 31, 2005 and 1.25% at December 31, 2004. Substantially all loans held for sale originated by the Bank consist of well-secured single family residence mortgage loans and are originated with a sales commitment and are sold in the secondary market shortly after origination, thus greatly reducing the Bank’s credit risk. The Bank’s ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 1.51% at December 31, 2005, compared to 1.58% at December 31, 2004.
The asset growth of the Bank during 2005 was funded through deposit account growth within the Bank’s existing market areas as well as out-of-market funding, through short-term borrowings from correspondent banks, and from lines of credit established with the Federal Home Loan Bank. Total deposit accounts at December 31, 2005 were $304.4 million, an increase of $46.6, million or 18.1%, from $257.8 million at December 31, 2004. Total other borrowings by the Bank were $13.3 million at December 31, 2005, a decrease of $33.7 million, or 71.7%, from the balance of $47.0 million at December 31, 2004. Borrowings were down in 2005 as the level of loans held for sale were down.
The Bank’s loan to deposit ratio was 94.7% at December 31, 2005 and 106.1% at December 31, 2004. Excluding mortgage loans held for sale, this ratio was 81.6% for 2005 and 84.1% for 2004.
Interest income was $20.9 million for 2005, compared to $16.1 million for 2004. This represents an increase of $4.8 million, or 29.8%. This increase was attributable to both higher loan volume as well as by higher yields. Interest expense increased $3.9 million, or 88.5%, from $4.5 million for 2004 to $8.4 million for 2005. This increase in deposit expense was also the result of increased deposit account balances as well as a higher cost of funds for the year. The increase in deposit accounts was a result of marketing efforts in the local markets served by the Bank and strategic planning with respect to obtaining out-of-market funds. The Bank focuses on obtaining growth in deposit accounts to effectively fund the

Bank’s loan growth. Non-interest bearing deposits increased $3.5 million, or 10.5%, from 2004 to 2005. Net interest income for 2005 was $12.4 million, representing an increase of $.8 million, or 7.2%, from $11.6 million for 2004.
The change in non-interest income was minimal with $10.3 million recorded in non-interest income for 2005, a decrease of $.3 million, or 2.3%, from the $10.6 million recorded during 2004.
Non-interest expense increased from $15.4 million in 2004 to $16.1 million in 2005, an increase of $.7 million, or 4.7%. The increase resulted from increased personnel costs associated with normal merit increases as well as strategic new positions added during the year. Additionally, there were increases in operating costs associated with the new main office that was added during 2005.
In total, net income only slightly decreased in 2005 by $.1 million, or 2.7%, from $3.7 million in 2004 to $3.6 million in 2005 as a result of each of the above matters.
Comparison of 2004 and 2003
For the year ended December 31, 2004, the Bank experienced an increase in total assets and a decrease in net income. Total assets increased 25.0% to $332.3 million at December 31, 2004 from $265.9 million at December 31, 2003. Net income decreased 29.3% to $3.69 million for 2004 from $5.22 million for 2003. Average total assets were $294.3 million for 2004 and were $274.8 million for 2003, an increase of $19.5 million or 7.1%. This increase in average assets is primarily the result of strong loan demand during 2004. Net loans held for investment increased from $173.2 million at December 31, 2003 to $213.3 million at December 31, 2004, an increase of 23.2%. Commercial loans increased $6.3 million, or 25.5%, from $24.5 million at December 31,2003 to $30.8 million at December 31, 2004. Real estate mortgage loans increased $28.5 million, or 28.7%, from $99.2 million at December 31, 2003 to $127.7 million at December 31, 2004, and real estate construction loans increased $9.4 million, or 25.2%, from $37.2 million at December 31, 2003 to $46.6 million at December 31, 2004. Installment and consumer loans decreased $3.8 million or 24.5%, from $15.5 million at December 31, 2003 to $11.7 million at December 31, 2004. The decrease in installment and consumer loans is primarily the result of softer demand in this segment of the loan portfolio. The increases in each of the other loan categories are the result of the Bank’s continuing efforts to obtain these types of lending opportunities. Loans held for sale by the Bank increased from $32.4 million at December 31, 2003 to $56.7 million at December 31, 2004.
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
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
The following table presents the average balance sheet of the Company for the years ended December 31, 2005, 2004 and 2003. Also presented is the Company’s actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability. This table includes all major categories of interest-earning assets and interest-bearing liabilities:

AVERAGE BALANCE SHEETS
(Dollar amounts in thousands)

	Year Ended December 31,
	2005			2004			2003
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield /	Average	Income/	Yield /	Average	Income/	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
INTEREST-EARNING ASSETS
Loans, net of unearned income	$286,924	$19,263	6.71%	$242,158	$14,713	6.07%	$227,242	$13,956	6.14%
Investment securities	40,951	1,549	3.78%	38,416	1,368	3.56%	31,407	1,199	3.82%
Fed funds sold & cash in banks	2,008	64	3.19%	373	7	1.88%	393	4	1.02%

Total interest-earning assets	329,883	20,876	6.33%	280,947	16,088	5.73%	259,042	15,159	5.85%

NON-INTEREST-EARNING ASSETS
Cash and due from banks	6,235			6,647			7,071
Bank premises and fixed assets	9,555			7,351			7,200
Accrued interest receivable	1,479			1,225			1,139
Other assets	2,598			1,528			3,154
Allowance for loan losses	(3,877)			(3,439)			(2,840)

Total assets	$345,873			$294,259			$274,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING DEPOSITS
NOW accounts	$32,212	$494	1.53%	$36,681	$417	1.14%	$30,871	$386	1.25%
Savings accounts	56,234	1,542	2.74%	62,431	941	1.51%	53,616	878	1.64%
Money market accounts	13,001	348	2.68%	9,520	97	1.02%	11,072	174	1.57%
Time accounts	145,226	4,742	3.27%	99,153	2,384	2.40%	99,709	2,941	2.95%

Total interest-bearing deposits	246,673	7,126	2.89%	207,785	3,839	1.85%	195,268	4,379	2.24%

OTHER INTEREST-BEARING LIABILITIES
Borrowed funds	34,052	1,294	3.80%	30,681	629	2.05%	27,434	532	1.94%

Total interest-bearing liabilities	280,725	8,420	3.00%	238,466	4,468	1.87%	222,702	4,911	2.21%

NON-INTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	36,273			30,837			28,619
Other liabilities	1,887			1,438			1,794
Shareholders’ equity	26,988			23,518			21,651

Total liabilities and shareholders’ equity	$345,873			$294,259			$274,766

Interest rate spread			3.33%			3.86%			3.64%
Net interest income		$12,456			$11,620			$10,248

Net interest margin			3.78%			4.14%			3.96%
Average interest-earning assets to average total assets			95.38%			95.48%			94.28%
Average loans to average deposits			101.41%			101.48%			101.50%

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

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Compared with			Compared with
	Year Ended December 31, 2004			Year Ended December 31, 2003
	(In thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Tax-exempt securities	$37	$(21)	$16	$48	$(3)	$45
Taxable securities	54	111	165	252	(128)	124
Federal funds sold and cash in banks	54	2	56	(2)	5	3
Net loans and loans held for sale	2,715	1,836	4,551	916	(159)	757

Total interest income	$2,860	$1,928	$4,788	$1,214	$(285)	$929

Interest paid on:
NOW deposits	(49)	126	77	73	(42)	31
Money market deposits	35	216	251	(24)	(53)	(77)
Savings deposits	(91)	692	601	145	(82)	63
Time deposits	1,095	1,263	2,358	(16)	(541)	(557)
Borrowed funds	51	564	615	63	34	97

Total interest expense	$1,041	$2,861	$3,902	$241	$(684)	$(443)

Increase (decrease) in net interest income	$1,819	$(933)	$886	$973	$399	$1,372

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
The following table details, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories (dollar amounts in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
		Paid		Paid		Paid
Deposit Category
Non-interest bearing demand deposits	$36,273	—	$30,837	—	$28,619	—
NOW and money market deposits	45,213	1.86%	46,201	1.11%	41,943	1.33%
Savings deposits	56,234	2.74%	62,431	1.51%	53,616	1.64%
Time deposits	145,226	3.27%	99,153	2.40%	99,709	2.95%
The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2005 were as follows (in thousands):

Three months or less	$13,327
Over three months through six months	4,576
Over six months through twelve months	33,746
Over twelve months	43,114

Total	$94,763

Short-Term Borrowings
Borrowed funds consist of short-term borrowings, including federal funds purchased, retail and other repurchase agreements and lines of credit with the Federal Home Loan Bank. The average balance of borrowed funds was approximately $33.2 million for the year ended December 31, 2005, compared to $30.7 million and $27.4 million for the years ended December 31, 2004 and 2003, respectively.
The most significant borrowed funds categories for the Bank are two lines of credit from the Federal Home Loan Bank, consisting of the “Loans Held for Sale” (LHFS) program, formerly known as the warehouse line of credit, and a 1-4 family line of credit.
At December 31, 2005, there was no outstanding balance on the LHFS line of credit compared to an outstanding balance of $30,001,709 with an interest rate of 2.94% at December 31, 2004. At December 31, 2003, the outstanding balance on the LHFS line of credit was $10,000,000 with an interest rate of 1.65%. The average balance outstanding on the LHFS line of credit was $16,192,581 for 2005 with a weighted average interest rate of 4.13%. The average balance outstanding on the LHFS line of credit was $15,271,565 for 2004 with a weighted average interest rate of 2.31%. The average balance outstanding for 2003 was $19,555,620, with a weighted average interest rate of 2.00%. The maximum amount outstanding on the LHFS line of credit at any month end during 2005 was $33,967,444 and was $30,001,709 during 2004. The maximum amount outstanding during 2003 was $50,104,841. The LHFS line of credit is secured by the mortgage loans held for sale originated with the borrowed funds. The interest rate on the warehouse line of credit is equal to the Federal Home Loan Bank’s Daily Rate Credit Program rate plus 50 basis points.
At December 31, 2005, the outstanding balance on the 1-4 family line of credit was $8,000,000 with a weighted average interest rate of 4.44%. The balance outstanding on the 1-4 family line of credit was $10,235,000 as of December 31, 2004, with a weighted average interest rate of 2.44%.At December 31, 2003, the outstanding balance on the 1-4 family line of credit was $8,635,590, with a weighted average interest rate of 1.62%. The maximum amount outstanding on the 1-4 family line of credit at any month end during 2005 was $12,562,000 and was $10,235,000 during 2004. The maximum amount outstanding during 2003 was $8,635,590. This line of credit was established in May 2003 and is secured by the Bank’s portfolio of 1-4 family first mortgage loans, excluding those loans that are held for sale. The interest rate on the 1-4 family line of credit is equal to the Federal Home Loan Bank’s Daily Rate Credit Program rate.
Loan Portfolio
The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 2005, the Bank’s loan portfolio consisted of 61.4% real estate mortgage loans, 22.4% real estate construction loans, 12.1% commercial loans and 4.1% consumer/installment loans.
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

The following table presents the categories of loans contained in the Bank’s loan portfolio as of the end of the five most recent fiscal years and the total amount of all loans for such periods:

	December 31,
	2005	2004	2003	2002	2001
Type of Loan			(In thousands)
Commercial, financial and agricultural	$29,945	$30,820	$24,552	$24,105	$26,863
Real estate – construction	55,737	46,581	37,201	26,117	20,312
Real estate – mortgage	152,497	127,691	99,179	79,374	53,730
Installment and consumer	10,189	11,705	15,500	15,832	14,435

Subtotal	$248,368	$216,797	$176,432	$145,428	$115,340

Less:

Unearned income and deferred loan fees	(57)	(69)	(65)	(58)	(1114)
Allowance for possible loan losses	(3,756)	(3,416)	(3,164)	(2,436)	(2,187)

Total (net of allowance)	$244,555	$213,312	$173,203	$142,934	$113,039

In addition to the above, at December 31, 2005, the Bank also had $40.1 million of single family residential mortgage loans held for sale that were originated by the Bank’s Mortgage Division.
The table below presents an analysis of maturities of certain categories of loans as of December 31, 2005:

	Due in 1
	Year or	Due in 1 to	Due After
	Less	5 Years	5 Years	Total
Type of Loan	(In thousands)
Commercial, financial and agricultural	$14,197	$13,821	$1,927	$29,945
Real estate-construction	52,732	3,005	—	55,737

Total	$66,929	$16,826	$1,927	$85,682

The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 2005 (in thousands):

Loans due after 1 year with predetermined interest rates	$10,975
Loans due after 1 year with floating interest rates	$7,778

The following table presents information regarding non-accrual and past due loans at the dates indicated:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans accounted for on a non-accrual basis
Number	73	75	58	43	24
Amount	$1,708	$1,664	$1,057	$597	$302
Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	10	6	13	3	3
Amount	$297	$444	$496	$91	$160
The Bank does not have any loans which are “troubled debt restructurings” as defined in SFAS No. 15.
Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or, when in management’s judgment, the interest will not be collectible in the normal course of business. Additional interest income of $59,891 in 2005 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized in 2005 on loans that have been accounted for on a non-accrual basis.
At December 31, 2005, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience
An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in thousands)
Allowance, beginning of year	$3,416	$3,164	$2,436	$2,187	$1,194
Charge-offs:
Commercial, financial and agricultural	521	240	55	11	13
Installment and consumer	129	127	141	195	103
Real estate — mortgage	73	333	10	7	8

	723	700	206	213	124

Recoveries:
Commercial, financial and agricultural	34	—	—	1	4
Installment and consumer	7	14	53	6	6
Real estate — mortgage	—	130	1	4	1

	41	144	54	11	11

Net (charge-offs) recoveries	(682)	(556)	(152)	(202)	(113)

Provision charged to operations	1,022	808	880	451	1,106

Allowance, end of year	$3,756	$3,416	$3,164	$2,436	$2,187

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(.24%)	(.23%)	(.07%)	(.11%)	(.08%)

Loan Loss Allowance
In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.

Accordingly, management has established an allowance for loan losses, which totaled approximately $3,756,000 at December 31, 2005, which is allocated according to the following table, along with the percentage of loans in each category to total loans:

	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollar amounts in thousands)
Commercial, financial and agricultural	$543	12.1%	$581	14.2%	$410	13.9%	$330	16.6%	$320	23.3%
Real estate — construction	1,312	22.4%	1,165	21.5%	1,100	21.1%	704	17.9%	589	17.6%
Real estate — Mortgage	1,671	61.4%	1,432	58.9%	1,385	56.2%	920	54.6%	782	46.6%
Consumer and installment	136	4.1%	152	5.4%	249	8.8%	387	10.9%	180	12.5%
Unallocated	94	—	86	—	20	—	95	—	316	—

Total	$3,756		$3,416		$3,164		$2,436		$2,187

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
Real estate mortgage loans constituted approximately 61.4% of outstanding loans at December 31, 2005. These loans include both commercial and residential mortgage loans. Management believes the risk of loss for commercial real estate loans is generally higher than residential loans. Management continuously monitors the performance of the commercial real estate portfolio and collateral values. Residential mortgages are generally secured by the underlying residence. Management of the Bank believes that these loans are adequately secured.
Real estate construction loans represented approximately 22.4% of the Bank’s outstanding loans at December 31, 2005. This category of the loan portfolio consists of commercial and residential construction and development loans located in the Bank’s market areas in Georgia and Florida. Management of the Bank closely monitors the performance of these loans and periodically inspects properties and development progress. Management considers these factors in estimating and evaluating the allowance for loan losses.
Commercial loans represented approximately 12.1% of outstanding loans at December 31, 2005. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank’s loan portfolio. However, the Bank generally originates commercial loans on a secured basis, and at December 31, 2005, over 90% of the Bank’s commercial loans were secured. Management believes that the secured status of a substantial portion of the commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.
Consumer and installment loans represented approximately 4.1% of outstanding loans at December 31, 2005 and are also well secured. At December 31, 2005, the majority of the Bank’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans inherently possess less risk than other categories of loans.
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
Investments
As of December 31, 2005, investment securities comprised approximately 11.0% of the Bank’s assets. The Bank invests primarily in obligations of the United States or agencies of the United States, mortgage-backed securities and obligations, other taxable securities and in certain obligations of states and municipalities. The Bank also enters into federal funds transactions with its principal correspondent banks. The Bank may act as a net seller or net purchaser of such funds.
The following table presents, for the dates indicated, the estimated fair market value of the Bank’s investment securities available for sale. The Bank has classified all of its investment securities as available for sale.

	December 31,
	2005	2004	2003
	(In thousands)
Obligations of U.S government agencies	$16,681	$15,887	$17,450
Mortgage-backed securities	17,041	20,232	12,415
Obligations of States and political subdivisions	3,607	3,279	2,494
Corporate obligations	1,008	1,557	2,152

Total investment securities	$38,337	$40,955	$34,511

Federal Home Loan Bank stock	1,025	2,420	1,083

Total investment securities and FHLB stock	$39,362	$43,375	$35,594

The following tables present the contractual maturities and weighted average yields of the Bank’s investments as of December 31, 2005:

	Maturities of Investment Securities
		After One	After Five
	Within	Through	Through	After
	One Year	Five Years	Ten Years	Ten Years
	(In thousands)
Obligations of U.S. government agencies	$—	$12,631	$4,050	$—
Mortgage-backed securities	103	4,423	3,266	9,249
Obligations of States and political subdivisions	—	538	1,975	1,094
Corporate obligations	1,008	—	—	—

Total	$1,111	$17,592	$9,291	$10,343

	Weighted Average Yields
		After One	After Five
	Within	Through	Through	After
	One Year	Five Years	Ten Years	Ten Years
Obligations of U.S. government agencies	—	3.86%	4.72%	—
Mortgage-backed securities	4.98%	3.54%	3.74%	4.38%
Obligations of States and political subdivisions	—	2.68%	4.10%	3.90%
Corporate obligations	6.21%	—	—	—
Total weighted average yield	6.10%	3.75%	4.25%	4.33%
With the exception of U.S. government agency securities, the Bank did not have investments with a single issuer exceeding, in the aggregate, 10% of the Company’s shareholders’ equity.
Return on Equity and Assets
The following table presents certain profitability, return and capital ratios for the Company as of the end of the past three fiscal years.

	December 31,
	2005	2004	2003
Return on Average Assets	1.00%	1.19%	1.92%
Return on Average Equity	12.80%	14.86%	25.97%
Dividend Payout	—	—	—
Equity to Assets	8.19%	7.63%	8.22%
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

As of December 31, 2005, the Bank’s liquidity ratio was 18.8% as compared to 16.9% at December 31, 2004. In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with The Bankers Bank and SunTrust Bank. Management is not aware of any demands, commitments or uncertainties which could materially affect the Bank’s liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities at December 31, 2005 with a market value of $38.3 million in its available-for-sale portfolio which would provide an additional source of liquidity.
Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank’s exposure to interest rate risk. Various assets and liabilities are termed to be “rate sensitive” when the interest rate can be replaced. By definition, the “gap” is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon. At December 31, 2005, the Bank was asset sensitive except in the 3-12 month time frame.
The following is an analysis of rate sensitive assets and liabilities as of December 31, 2005 (in thousands):

					5 years
	0- 3 mos.		3 – 12 mos.	1 – 5 years	or more	Total
Taxable securities	$		$—	$538	$3,069	$3,607
Tax-exempt securities		—	2,196	20,608	11,926	34,730
Federal funds sold and cash in banks		3,228	—	—	—	3,228
Loans		170,330	19,169	96,847	2,029	288,375

Total rate sensitive assets		173,558	21,365	117,993	17,024	329,940

NOW and money market deposits		52,759	—	—	—	52,759
Savings deposits		58,473	—	—	—	58,473
Time deposits		23,762	64,419	68,036	5	156,222

Total rate sensitive deposits		134,994	64,419	68,036	5	267,454

Borrowed funds		13,342	—	—	—	13,342

Total rate sensitive liabilities		148,336	64,419	68,036	5	280,796

Excess of rate sensitive assets less rate sensitive liabilities		$25,222	$(43,054)	$49,957	$17,019	$49,144
Cumulative ratio of rate sensitive assets to liabilities		117%	92%	111%	118%
Cumulative gap		$25,222	$(17,832)	$32,125	$49,144
Capital Resources
The equity capital of the Bank totaled $29.2 million at December 31, 2005, an increase of $3.0 million, or 11.5%, from equity capital of $26.2 million at December 31, 2004. The increase in equity capital was attributable to the Bank’s net income of $3.6 million, a decrease of $.5 million in the Bank’s after-tax unrealized gain/(loss) on available-for-sale securities, which under Statement of Financial Accounting Standard No. 115, is recognized in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account, and a decrease of $.1 million for dividends paid to the Company.
The equity capital of the Company totaled $28.6 million at December 31, 2005.

Management believes that the capitalization of the Company and the Bank is adequate to sustain the growth experienced in 2005. The following table sets forth the applicable actual and required capital ratios for the Company and the Bank as of December 31, 2005:

		Minimum
Bank	December 31, 2005	Regulatory Requirement
Tier 1 Capital ratio	10.12%	4.0%
Total risk-based capital ratio	11.37%	8.0%
Leverage ratio	8.32%	4.0%

Company — Consolidated

Tier 1 Capital ratio	9.91%	4.0%
Total risk-based capital ratio	11.16%	8.0%
Leverage ratio	8.14%	4.0%
The above ratios indicate that the capital position of the Company and the Bank are sound and that the Company is well positioned for future growth.
There are no commitments of capital resources known to management which would have a material impact on the Bank’s capital position.
Market Risk
Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. Our primary market risk is interest rate risk.
The primary objective of asset/liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments in order to manage this risk
We have not experienced a high level of volatility in net interest income primarily because of the relatively large base of core deposits that do not reprice on a contractual basis. These deposit products include regular savings, interest-bearing transaction accounts and money market savings accounts. Balances for these accounts are reported based on historical repricing. However, the rates paid are typically not directly related to market interest rates, since management has some discretion in adjusting these rates as market rates change.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.

Following is an analysis of significant off-balance sheet financial instruments at December 31, 2005 and 2004.

	At	At
	December 31, 2005	December 31, 2004
	(In thousands)
Commitments to extend credit	$66,262	$47,663
Standby letters of credit	1,947	837

	$68,209	$48,500

Contractual Obligations
We have various contractual obligations that we must fund as part of our normal operations. The following table shows aggregate information about our contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2005, based upon rates in effect at December 31, 2005.
Payments Due by Period (in thousands)

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt	$1,043	$154	$421	$361	$107
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	1,015	287	653	75	—
Time Deposits	161,974	91,019	55,441	15,514	—

	$164,032	$91,460	$56,515	$15,950	$107

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information in response to this Item 7A is incorporated by reference from the following sections of Item 7 of this report: “Liquidity and Interest Rate Sensitivity” and “Market Risk.”
Item 8. Financial Statements and Supplementary Data
The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:
       Report of Independent Registered Public Accounting Firm
       Consolidated Statements of Financial Condition as of December 31, 2005 and 2004
       Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
       Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003
       Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

       Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
       Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There has been no occurrence requiring a response to this item.
Item 9A. Controls and Procedures.
The Company’s Chief Executive Officer, and the Chief Executive Officer of the Company’s banking subsidiary, who is acting as the principal financial officer for purposes of signing the certifications required to be filed with this report, have evaluated the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-K and have concluded that the Company’s disclosure controls and procedures are effective. During the fourth quarter of 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
PART III
Certain information required by Part III of this Form 10-K is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Shareholders to be held on May 22, 2006 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the Securities and Exchange Commission.
Item 10. Directors and Executive Officers of the Registrant.
The information responsive to this item is incorporated by reference from the sections entitled “Corporate Governance and Board Matters,” “Election of Directors” and “Executive Officers” contained in the Proxy Statement.
Item 11. Executive Compensation.
The information responsive to this item is incorporated by reference from the section entitled “Executive Compensation” contained in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information responsive to this item is incorporated by reference from the section entitled “Ownership of Common Stock” and “Equity Compensation Plan Information” contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.
The information responsive to this item is incorporated by reference from the section entitled “Related Party Transactions” contained in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information responsive to this item is incorporated by reference from the section entitled “Independent Public Accountants” contained in the Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a)1. The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:
       Report of Independent Registered Public Accounting Firm
       Consolidated Statements of Financial Condition as of December 31, 2005 and 2004
       Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
       Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003
       Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
       Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
       Notes to Consolidated Financial Statements
     (a)2. Financial Statement Schedules
     Not Applicable
     (a)3 & (b). The following exhibits are filed with this report:

Exhibit
Number		Description of Exhibit
3.1	-	Articles of Incorporation of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763, previously filed with the Commission).

Exhibit
Number		Description of Exhibit

3.1.1	-	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, previously filed with the Commission).

3.2	-	By-Laws of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended (Registration No. 333-69763)).

10.1	-	Employment Agreement dated October 6, 1997 between the Company and Patrick G. Blanchard (incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, previously filed with the Commission).

10.1.1	-	Amendment No. 1 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard, dated September 30, 1998 (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

10.1.2	-	Amendment No. 2 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard, dated December 23, 1998 (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

10.2	-	1997 Stock Option Plan (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Commission).

10.3	-	Directors Stock Purchase Plan (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Commission).

10.4	-	2004 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, filed with the Commission on May 5, 2004).

10.5	-	Form of Incentive Stock Option Agreement under the Company’s 2004 Incentive Plan (incorporated herein by reference to the exhibit

Exhibit
Number		Description of Exhibit

of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, previously filed with the Commission).

14.1	-	Code of Ethics (incorporated herein by reference from Exhibit 99.2 contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, previously filed with the Commission).

21.1	-	Subsidiaries of the Registrant.

23.1	-	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Acting Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	-	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	-	Financial Statements

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.

Date: March 28, 2006	By:	/s/ Patrick G. Blanchard Patrick G. Blanchard
President and Chief Executive Officer
(principal executive officer)

Date: March 28, 2006	By:	/s/ Remer Y. Brinson, III

Remer Y. Brinson, III
Acting Principal Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS	DATE	DIRECTORS	DATE
/s/ Patrick G. Blanchard	March 28, 2006	/s/ Hugh L. Hamilton, Jr.	March 28, 2006
Patrick G. Blanchard		Hugh L. Hamilton, Jr.

/s/ Remer Y. Brinson, III Remer Y. Brinson, III	March 28, 2006	/s/ William G. Hatcher, Sr. William G. Hatcher	March 28, 2006

/s/ Larry DeMeyers Larry DeMeyers	March 28, 2006	/s/ George H. Inman George H. Inman	March 28, 2006

/s/ Philip G. Farr Philip G. Farr	March 28, 2006	/s/ David W. Joesbury, Sr. David W. Joesbury	March 28, 2006

/s/ Samuel A. Fowler, Jr. Samuel A. Fowler, Jr.	March 28, 2006	/s/ James L. Lemley, M.D. James L. Lemley, M.D.	March 28, 2006

/s/ Arthur J. Gay, Jr. Arthur J. Gay, Jr.	March 28, 2006	/s/ Julian W. Osbon Julian W. Osbon	March 28, 2006

/s/ Joseph D. Greene Joseph D. Greene	March 28, 2006	/s/ Bennye M. Young Bennye M. Young	March 28, 2006

/s/ J. Randall Hall J. Randall Hall	March 28, 2006	/s/ A. Montague Miller A. Montague Miller	March 28, 2006

/s/ John W. Lee John W. Lee	March 28, 2006

/s/ Robert N. Wilson, Jr. Robert N. Wilson, Jr.	March 28, 2006

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
21.1	Subsidiaries of the Registrant

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Financial Statements