Form 10-Q
period 2006-03-31
GEORGIA CAROLINA BANCSHARES INC
filed 2006-05-15
CIK 1044082

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Issuer’s Telephone Number (706) 731-6600
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 12, 2006

Common Stock, $.001 Par Value	3,368,080 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$18,912	$9,498
Securities available-for-sale	42,258	38,337
Loans, net of allowance for loan losses	246,379	244,555
Loans, held for sale	43,937	40,064
Bank premises and fixed assets	11,035	10,563
Accrued interest receivable	1,788	1,756
Foreclosed real estate, net of allowance	368	427
Deferred tax asset, net	1,389	1,341
Federal Home Loan Bank Stock	1,212	1,025
Other assets	1,871	1,915

Total assets	$369,149	$349,481

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$41,838	$36,986
Interest-bearing:
NOW accounts	31,088	33,090
Savings	55,972	58,473
Money market accounts	23,891	19,669
Time deposits of $100,000, and over	104,356	94,763
Other time deposits	61,660	61,459

Total deposits	318,805	304,440

Borrowings	18,204	14,142
Other liabilities, borrowings and retail agreements	2,732	2,290

Total liabilities	339,741	320,872

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 3,366,936 and 3,354,090 shares issued and outstanding	4	4
Additional paid-in-capital	14,145	13,974
Retained Earnings	15,861	15,183
Accumulated other comprehensive income (loss)	(601)	(552)

Total shareholders’ equity	29,409	28,609

Total liabilities and shareholders’ equity	$369,149	$349,481

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Interest income
Interest and fees on loans	$5,159	$4,230
Interest on taxable securities	391	363
Interest on nontaxable securities	35	29
Interest on Federal funds sold and cash in banks	26	11

Total interest income	5,611	4,633

Interest expense
Interest on time deposits of $100,000 or more	917	501
Interest on other deposits	1,329	870
Interest on funds purchased and other borrowings	167	247

Total interest expense	2,413	1,618

Net interest income	3,198	3,015

Provision for loan losses	183	320

Net interest income after provision for loan losses	3,015	2,695

Non-interest income
Service charges on deposits	188	147
Other income/loss	130	90
Gain on sale of mortgage loans	1,890	2,240

	2,208	2,477

Non-interest expense
Salaries and employee benefits	2,850	2,557
Occupancy expenses	367	322
Other expenses	1,026	1,012

	4,243	3,891

Income before income taxes	980	1,281

Income tax expense	302	482

Net income	$678	$799

Net income per share of common stock:
Basic	$0.20	$0.24

Diluted	$0.19	$0.23

Dividends per share of common stock	$—	$—

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Net income	$678	$799
Unrealized holding losses arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	(49)	(299)

Comprehensive income	$629	$500

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$678	$799
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	196	119
Provision for loan losses	183	320
SFAS 123R Stock option expense	75	—
(Gains) losses on sales of foreclosed real estate	(10)	—
Net origination and proceeds on loans originated for sale	(3,873)	12,445
Increase in accrued interest receivable	(32)	(132)
Stock compensation	36	36
Deferred income tax	(21)	87
Net change in other assets and liabilities	459	(5,040)

Net cash (used in) provided by operating activities	(2,309)	8,634

Cash flows from investing activities
Decrease in federal funds sold	—	(8,879)
Loan originations and collections, net	(2,173)	(9,663)
Purchases and proceeds of securities	(4,184)	1,072
Proceeds from sale of foreclosed real estate	235	—
Net additions to premises and equipment	(642)	(706)

Net cash used in investing activities	(6,764)	(18,176)

Cash flows from financing activities
Net increase in deposits and funds purchased	18,427	7,302
Proceeds from stock options exercised	60	—

Net cash provided by financing activities	18,487	7,302

Net increase (decrease) in cash and due from banks	9,414	(2,240)

Cash and due from banks at beginning of period	9,498	7,138

Cash and due from banks at end of period	$18,912	$4,898

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
Note 1 — Basis of presentation
The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). Significant intercompany transactions and accounts are eliminated in consolidation.
The financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, to account for compensation costs under its stock option plans. The adoption of SFAS No. 123(R) resulted in an additional expense in the first quarter of 2006 of approximately $75,000, net of tax, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.
In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.
The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized. The following table illustrates the effect on net income and earnings per share had the Company recognized compensation expense using the fair value based method with respect to all outstanding and unvested awards for the period ended March 31, 2005 (in thousands, except per share amounts).

Three
Months Ended
March 31, 2005
Net income, as reported	$799

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(84)

Proforma net income including stock-based compensation cost based on fair-value method	715

Earnings per share:
Basic — as reported	$.24
Basic — proforma	$.22

Diluted — as reported	$.23
Diluted — proforma	$.20
Note 3 — Earnings per share
Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers and other employees of the Company, diluted earnings per share has been presented in the Statements of Income.
In the first quarter of 2005, the Company’s Board of Directors approved a five-for-four stock split of the Company’s common stock that was effected in the form of a stock dividend, paid on April 1, 2005 to shareholders of record on March 1, 2005. Share amounts presented in the financial statements reflect this transaction, and the transaction has been presented in the statement of shareholders’ equity. Per share information throughout the financial statements and note disclosures reflect this stock split, with prior period amounts being restated to reflect the effects of the stock split.
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31, 2006
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$678,000
Basic EPS
Income available to common shareholders	678,000	3,360,841	$0.20
Effect of dilutive securities
Options		120,429

Diluted EPS
Income available to common shareholders and assumed conversions	$678,000	3,481,270	$0.19

	For the Three Months Ended March 31, 2005
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$799,000
Basic EPS
Income available to common shareholders	799,000	3,318,898	$0.24
Effect of dilutive securities
Options		229,036

Diluted EPS
Income available to common shareholders and assumed conversions	$799,000	3,547,934	$0.23

Note 4 — Impact of Recently Issued Accounting Standards
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and resolves issues in Statement No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The provisions of this statement are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the consolidated financial statements of the Company.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, with respect to the accounting for separately-recognized servicing assets and servicing liabilities. The provisions of this statement are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on the consolidated financial statements of the Company.
Note 5 — Commitments and Contingencies
The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At March 31, 2006, the Company had outstanding loan commitments approximating $64,468,000.
Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled $2,276,484 as of March 31, 2006.
The Company, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Company enters into individual forward sales commitments at the same time the commitments to originate are finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Company’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $38.8 million each at March 31, 2006. The net unrealized gains/losses of the origination and sales commitments did not have a material effect on the consolidated financial statements of the Company at March 31, 2006.
The Company has executed individual forward sales commitments related to retail mortgage loans, which are classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Company’s market risk on these loans. The notional value of the forward sales commitments on retail mortgage loans at March 31, 2006 was approximately $43.9 million. The fair value of the sales commitments on retail mortgage loans resulted in no material gains or losses to the Company at March 31, 2006.
The nature of the business of the Bank is such that it ordinarily results in a certain amount of litigation. In the opinion of management, there are no present litigation matters in which the anticipated outcome will have a material adverse effect on the financial statements.
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
The Bank targets the banking needs of individuals and small to medium-sized businesses by emphasizing personal service. The Bank offers a full range of deposit and lending services and is a member of an electronic banking network that enables its customers to use the automated teller machines of other financial institutions. In addition, the Bank offers commercial and business credit services, as well as various consumer credit services, including home mortgage loans, automobile loans, lines of credit, home equity loans and home improvement loans.
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
Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record the valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.
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
There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or the Company’s financial position in future periods.
New Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No.

133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and resolves issues in Statement No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The provisions of this statement are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the consolidated financial statements of the Company.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, with respect to the accounting for separately-recognized servicing assets and servicing liabilities. The provisions of this statement are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on the consolidated financial statements of the Company.
Results of Operations
Overview
The Company’s net income was $678,000 for the first quarter of 2006, compared to $799,000 for the first quarter of 2005, a decrease of 15.1%. Basic earnings per share were $0.20 for the first quarter of 2006, compared to $0.24 for the first quarter of 2005.
The Company’s return on average assets was 0.78% (annualized) for the three months ended March 31, 2006, compared to 0.99% (annualized) for the three months ended March 31, 2005. The Company’s return on average equity for the three months ended March 31, 2006 was 9.31% (annualized) compared to 12.47% (annualized) for the three months ended March 31, 2005.
Net Interest Income
Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).
Net interest income was $3,198,000 for the quarter ended March 31, 2006, an increase of $183,000 (6.1%) over net interest income of $3,015,000 for the quarter ended March 31, 2005. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in higher yielding loans, offset by higher interest rates paid by the Bank on deposit liability funds and other borrowed funds as competitive interest rates continued to rise. Interest-earning assets were $341,350,000 at March 31, 2006 compared to $330,965,000 at December 31, 2005 and $321,053,000 at March 31, 2005, an increase of $10,385,000 (3.1%) and $20,297,000 (6.3%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $290,316,000 at March 31, 2006 compared to $284,619,000 at December 31, 2005 and $266,704,000 at March 31, 2005, an increase of $5,697,000 (2.0%) and an increase of $23,612,000 (8.9%) respectively. The increase in deposit liability funds continues to be primarily attributable to the Company’s continuing growth in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans also continues to be primarily attributable to this growth.
Interest Income
Interest income for the three months ended March 31, 2006 was $5,611,000, an increase of $978,000 (21.1%) from $4,633,000 for the three months ended March 31, 2005. The increase in interest income primarily resulted from an increase in interest and fees on loans. The increase in interest and fees on loans resulted from higher yields on the Bank’s growing loan portfolio. Interest income and fees on loans were $5,159,000 for the three months ended March 31, 2006, an increase of $929,000 (22.0%) from $4,230,000 for the three months ended March 31, 2005. The Bank’s opportunity to increase the investment in loans continues to be primarily attributable to the Bank’s growth in the Augusta and Columbia County market areas.
Interest Expense
Interest expense for the three months ended March 31, 2006 was $2,413,000, an increase of $795,000 (49.1%) from $1,618,000 for the three months ended March 31, 2005. While the Bank has experienced a significant increase in the amount of interest-bearing deposits from March 31, 2005 to March 31, 2006, interest expense on these deposits has also increased due to the higher interest rate environment.
Provision for Loan Losses
The provision for loan losses was $183,000 for the three months ended March 31, 2006, compared to $320,000 for the three months ended March 31, 2005, representing a decrease of 42.8%. This decrease is the result of management’s continuing analysis of the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to total gross loans was 1.3% at March 31, 2006 and 1.3% at December 31, 2005. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to loans was 1.5% at March 31, 2006 and 1.5% at December 31, 2005. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Non-interest Income
Non-interest income for the three months ended March 31, 2006 was $2,208,000, a decrease of $269,000 (10.9%) from $2,477,000 for the three months ended March 31, 2005. Service charges on deposit accounts were $188,000 for the three months ended March 31, 2006, an increase of $41,000 (27.9%) from $147,000 for the three months ended March 31, 2005. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $1,890,000 for the three months ended March 31, 2006, a decrease of $350,000 (15.6%) from $2,240,000 for the three months ended March 31, 2005. Substantially all loans originated by the division are sold in the secondary market with servicing released.
Non-interest Expense
Non-interest expense for the three months ended March 31, 2006 was $4,243,000, an increase of $352,000 (9.0%) from $3,891,000 for the three months ended March 31, 2005. Salary and employee benefit costs were $2,850,000 for the three months ended March 31, 2006, an increase of $293,000 (11.5%) from $2,557,000 for the three months ended March 31, 2005. These increases are the result of strategic additions to Bank staff in addition to the staffing of the new main office of the Bank. Also, in adopting the new stock-based compensation guidelines as noted earlier, the Company recognized $74,597 of compensation expense in the first quarter of 2006, whereas no expense was recognized in the first quarter of 2005. Occupancy expenses and other non-interest expenses for the three months ended March 31, 2006 increased by $59,000 (4.4%) to $1,393,000 from $1,334,000 during the three months ended March 31, 2005. This increase was primarily a result of the continued expansion and growth of the Bank, including expenses associated with the new main office.

Income Taxes
The Company recorded income tax expense of $302,000 for the three months ended March 31, 2006, resulting from net income before taxes of $980,000 for the quarter less benefits accrued for income tax deductions calculated with regard to disqualifying dispositions of incentive stock options and the non-deductibility of stock option expense recorded during the quarter.
Financial Condition
Overview
Total consolidated assets at March 31, 2006 were $369,149,000, an increase of $19,668,000 (5.6%) from December 31, 2005 total consolidated assets of $349,481,000. At March 31, 2006, loans represented 86.2% of interest-earning assets compared to 87.1% at December 31, 2005. Investments in securities at March 31, 2006 were $42,258,000, an increase of $3,921,000 (10.2%) from $38,337,000 at December 31, 2005. Interest-bearing deposits at March 31, 2006 were $276,967,000, an increase of $9,513,000 (3.6%) from the December 31, 2005 balance of $267,454,000. The Bank’s lines of credit balances with the Federal Home Loan Bank were $10,200,000 at March 31, 2006, an increase of $2,200,000 (27.5%) from the December 31, 2005 balances of $8,000,000. The Bank’s balance of Federal funds purchased was $4,972,000 at March 31, 2006, as compared to $3,456,000 at December 31, 2005. The Bank’s retail repurchase agreements were $2,232,000 at March 31, 2006, an increase of $346,000 (18.3%) from the December 31, 2005 balance of $1,886,000. The Company’s balance on its line of credit with a correspondent bank was $800,000 at March 31, 2006 and at December 31, 2005.
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
Non-performing assets were $2,710,000 at March 31, 2006, compared to $2,135,000 at December 31, 2005. The composition of non-performing assets for each date is shown below.

	March 31,	December 31,
	2006	2005
Non-accrual loans	$2,342,000	$1,708,000
OREO, net of valuation allowance	368,000	427,000

	$2,710,000	$2,135,000

The ratio of non-performing assets to total loans and other real estate was 0.9% at March 31, 2006 and 0.8% at December 31, 2005.

The reduction and disposition of non-performing assets is a management priority.
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended March 31, 2006, management determined that the allowance for loan losses should be increased through a provision for loan losses of $183,000. The ratio of the allowance for loan losses to total gross loans was 1.3% at March 31, 2006 and 1.3% at December 31, 2005. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to loans was 1.5% at March 31, 2006 and 1.5% at December 31, 2005. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
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
The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at March 31, 2006 was 22.5%, compared to 18.8% at December 31, 2005.
Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 4.0% for “Tier 1” risk-based capital, 8.0% for total risk-based capital and 4.0% for the “Tier 1” leverage ratio. At March 31, 2006, the Bank’s Tier I risk-based capital ratio was 10.1% and the total risk-based capital ratio was 11.4%, compared to 10.1% and 11.4% at December 31, 2005, respectively. At March 31, 2006, the Bank’s leverage ratio was 8.8% compared to 8.3% at December 31, 2005.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.

Following is an analysis of significant off-balance sheet financial instruments at March 31, 2006 and December 31, 2005.

	At
	March 31,	At
	2006	December 31, 2005
	(In thousands)
Commitments to extend credit	$64,468	$66,262
Standby letters of credit	2,276	1,947

	$66,744	$68,209

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2006 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures.
Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Executive Officer of the Company’s banking subsidiary, who is acting as the principal financial officer for purposes of signing the certifications required to be filed with this report, have evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2006 and, based on their evaluation, have concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Executive Officer of the Company’s banking subsidiary, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 6. Exhibits
The following exhibits are filed with this Report:

Exhibit No.	Description
3.1 -	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

3.1.1 -	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2 -	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

31.1 -	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Acting Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Georgia-Carolina Bancshares, Inc.

By:	/s/ Patrick G. Blanchard	May 12, 2006

Patrick G. Blanchard
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Remer Y. Brinson, III	May 12, 2006

Remer Y. Brinson, III
Acting Principal Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Acting Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.