Form 10-Q
period 2006-06-30
GEORGIA CAROLINA BANCSHARES INC
filed 2006-08-14
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

☐	Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period of _______________ to _______________
Commission File Number 0-22891
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
Large accelerated filer ☐                     Accelerated filer ☐                      Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
YES ☐      NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock, $.001 Par Value	3,375,653 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$10,064	$9,498
Securities available-for-sale	46,581	38,337
Loans, net of allowance for loan losses	245,778	244,555
Loans, held for sale	51,795	40,064
Bank premises and fixed assets	10,931	10,563
Accrued interest receivable	1,813	1,756
Foreclosed real estate, net of allowance	659	427
Deferred tax asset, net	1,509	1,341
Federal Home Loan Bank Stock	1,194	1,025
Other assets	2,051	1,915

Total assets	$372,375	$349,481

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$41,819	$36,986
Interest-bearing:
NOW accounts	28,433	33,090
Savings	52,297	58,473
Money market accounts	21,340	19,669
Time deposits of $100,000, and over	109,671	94,763
Other time deposits	66,051	61,459

Total deposits	319,611	304,440

Borrowings:
Other liabilities, borrowings and retail agreements	22,816	16,432

Total liabilities	342,427	320,872

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 3,366,936 and 3,354,090 shares issued and outstanding	4	4
Additional paid-in-capital	14,234	13,974
Retained Earnings	16,481	15,183
Accumulated other comprehensive income (loss)	(771)	(552)

Total shareholders’ equity	29,948	28,609

Total liabilities and shareholders’ equity	$372,375	$349,481

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$5,541	$4,564	$10,700	$8,794
Interest on taxable securities	326	367	717	730
Interest on nontaxable securities	142	19	177	48
Interest on Federal funds sold	47	17	73	28

Total interest income	6,056	4,967	11,667	9,600

Interest expense
Interest on time deposits of $100,000 or more	1,100	600	2,017	1,101
Interest on other deposits	1,399	1,082	2,728	1,952
Interest on funds purchased and other borrowings	151	233	318	480

Total interest expense	2,650	1,915	5,063	3,533

Net interest income	3,406	3,052	6,604	6,067

Provision for loan losses	275	427	458	747

Net interest income after provision for loan losses	3,131	2,625	6,146	5,320

Non-interest income
Service charges on deposits	202	166	390	313
Other income/loss	122	44	252	134
Gain on sale of mortgage loans	2,018	2,114	3,908	4,354

	2,342	2,324	4,550	4,801

Non-interest expense
Salaries and employee benefits	2,961	2,594	5,811	5,151
Occupancy expenses	358	300	725	622
Other expenses	1,246	1,022	2,272	2,034

	4,565	3,916	8,808	7,807

Income before income taxes	908	1,033	1,888	2,314

Income tax expense	289	378	591	860

Net income	$619	$655	$1,297	$1,454

Net income per share of common stock (See Note 1)
Basic	$0.18	$0.20	$0.39	$0.44

Diluted	$0.18	$0.19	$0.37	$0.41

Dividends per share of common stock	$—	$—	$—	$—

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$619	$655	$1,297	$1,454

Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	(170)	98	(219)	(201)

Comprehensive income	$449	$753	$1,078	$1,253

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$1,297	$1,454
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	391	233
Provision for loan losses	458	747
SFAS 123R Stock option expense	149	—
Stock compensation	52	56
Gain on sales of other real estate	—	65
Net origination & proceeds on loans originated for sale	(11,731)	3,166
Increase in accrued interest receivable	(57)	—
Deferred income tax	(46)	—
Net change in other assets and liabilities	172	278

Net cash (used in) provided by operating activities	(9,315)	5,999

Cash flows from investing activities
Loan originations and collections, net	(2,283)	(24,013)
Purchases of available for sale securities	(10,780)	—
Proceeds from maturities, sales & calls of available-for-sale securities, net	2,195	—
(Purchases) / proceeds from restricted securities	(169)	2,292
Proceeds from sale of foreclosed real estate	391	119
Net additions to premises and equipment	(706)	(1,512)

Net cash used in investing activities	(11,352)	(23,114)

Cash flows from financing activities
Net increase in deposits and funds purchased	21,173	18,621
Proceeds from stock options exercised	60	65

Net cash provided by financing activities	21,233	18,686

Net increase in cash and due from banks	566	1,571

Cash and due from banks at beginning of period	9,498	7,138

Cash and due from banks at end of period	$10,064	$8,709
See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)
Note 1 — Basis of presentation
The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). Significant intercompany transactions and accounts have been eliminated in consolidation.
The financial statements as of June 30, 2006 and for the six months ended June 30, 2006 and 2005 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, to account for compensation costs under its stock option plans. The adoption of SFAS No. 123(R) resulted in an additional expense in the first six months of 2006 of approximately $149,000, net of tax, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.
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

The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized. The following table illustrates the effect on net income and earnings per share had the Company recognized compensation expense using the fair value based method with respect to all outstanding and unvested awards for the six month period ended June 30, 2005 (in thousands, except per share amounts).

Six
Months Ended
June 30, 2005

Net income, as reported	$1,454

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(152)

Proforma net income including stock-based compensation cost based on fair-value method	1,302

Earnings per share:
Basic — as reported	$.44
Basic — proforma	$.39

Diluted — as reported	$.41
Diluted — proforma	$.37
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

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30, 2006
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Net income	$619,000
Basic EPS
Income available to common shareholders	619,000	3,368,055	$0.18
Effect of dilutive securities
Options		113,588

Diluted EPS
Income available to common shareholders and assumed conversions	$619,000	3,481,643	$0.18

	For the Three Months Ended June 30, 2005
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Net income	$655,000
Basic EPS
Income available to common shareholders	655,000	3,335,827	$0.20
Effect of dilutive securities
Options		181,635

Diluted EPS
Income available to common shareholders and assumed conversions	$655,000	3,517,462	$0.19

	For the Six Months Ended June 30, 2006
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Net income	$1,297,000
Basic EPS
Income available to common shareholders	1,297,000	3,364,468	$0.39
Effect of dilutive securities
Options		116,163

Diluted EPS
Income available to common shareholders and assumed conversions	$1,297,000	3,480,631	$0.37

	For the Six Months Ended June 30, 2005
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Net income	$1,454,000
Basic EPS
Income available to common shareholders	1,454,000	3,327,410	$0.44
Effect of dilutive securities
Options		205,335

Diluted EPS
Income available to common shareholders and assumed conversions	$1,454,000	3,532,745	$0.41

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
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, with respect to the accounting for separately-recognized servicing assets and servicing liabilities . The provisions of this statement are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on the consolidated financial statements of the Company.
Note 5 — Commitments and Contingencies
The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At June 30, 2006, the Company had outstanding loan commitments approximating $72.0 million.
Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $3.1 million as of June 30, 2006.
The Company, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Company enters into individual forward sales commitments at the same time the commitments to originate are finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Company’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $54.1 million each at June 30, 2006. The net unrealized gains/losses of the origination and sales commitments did not have a material effect on the consolidated financial statements of the Company at June 30, 2006.
The Company has executed individual forward sales commitments related to retail mortgage loans, which are classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Company’s market risk on these loans. The notional value of the forward sales commitments on retail mortgage loans at June 30, 2006 was approximately $51.8 million. The fair value of the sales commitments on retail mortgage loans resulted in no material gains or losses to the Company at June 30, 2006.
The nature of the business of the Bank is such that it ordinarily results in a certain amount of litigation. In the opinion of management, there are no present litigation matters in which the anticipated outcome will have a material adverse effect on the financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Georgia-Carolina Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia on January 31, 1997 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended. The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, state-chartered commercial bank. The Bank operates three offices in Augusta, Georgia, two offices in Martinez, Georgia and one office in Thomson, Georgia. The Bank also operates three non-depository, mortgage origination offices in Augusta, Georgia, Savannah, Georgia and Jacksonville, Florida.
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
Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record the valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management, primarily through the use of internal cash flow modeling techniques.

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
The components of the allowance for loan losses represent an estimation made pursuant to either Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined, in part, by using the average of actual losses incurred over prior years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and non-performing loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category.
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
Results of Operations
Overview
The Company’s net income was $619,000 for the second quarter of 2006, compared to $655,000 for the second quarter of 2005, a decrease of 5.5%. Basic earnings per share were $0.18 for the second quarter of 2006, compared to $0.20 for the second quarter of 2005.
The Company’s net income was $1,297,000 for the six months ended June 30, 2006, compared to $1,454,000 for the six months ended June 30, 2005, a decrease of 10.8%. Basic earnings per share were $0.39 for the six months ended June 30, 2006, compared to $0.44 for the six months ended June 30, 2005.
The Company’s return on average assets was 0.73% (annualized) for the six months ended June 30, 2006, compared to 0.88% (annualized) for the six months ended June 30, 2005. The Company’s return on average equity for the six months ended June 30, 2006 was 8.66% (annualized) compared to 11.16% (annualized) for the six months ended June 30, 2005.
Net Interest Income
Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).
Net interest income was $3,406,000 for the quarter ended June 30, 2006, an increase of $354,000 (11.6%) over net interest income of $3,052,000 for the quarter ended June 30, 2005. Net interest income was $6,604,000 for the six months ended June 30, 2006, an increase of $537,000 (8.9%) over net interest income of $6,067,000 for the six months ended June 30, 2005. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in higher yielding loans, offset by higher interest rates paid by the Bank on deposit liability funds and other borrowed funds as competitive interest rates continued to rise. Interest-earning assets were $349,380,000 at June 30, 2006 compared to $327,737,000 at December 31, 2005 and $334,603,000 at June 30, 2005, an increase of $21,643,000 (6.6%) and $14,777,000 (4.4%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $297,573,000 at June 30, 2006 compared to $284,619,000 at December 31, 2005 and $289,778,000 at June 30, 2005, an increase of $12,954,000 (4.6%) and $7,795,000 (2.7%) respectively. The increase in deposit liability funds continues to be primarily attributable to the Company’s continuing growth in the Augusta, Georgia and Columbia County, Georgia market areas. The increase in loans also continues to be primarily attributable to this growth.
Interest Income
Interest income for the three months ended June 30, 2006 was $6,056,000, an increase of $1,089,000 (21.9%) from $4,967,000 for the three months ended June 30, 2005. Interest income for the six months ended June 30, 2006 was $11,667,000, an increase of $2,067,000 (21.5%) from $9,600,000 for the six months ended June 30, 2005. The increase in interest income primarily resulted from an increase in interest and fees on loans. The increase in interest and fees on loans resulted from higher yields on the Bank’s growing loan portfolio. Interest income and fees on loans for the three months ended June 30, 2006 were $5,541,000, an increase of $977,000 (21.4%) from $4,564,000 for the three months ended June 30, 2005. Interest income and fees on loans for the six months ended June 30, 2006 were $10,700,000, an increase of $1,906,000 (21.7%) from $8,794,000 for the six months ended June 30, 2005. The Bank’s opportunity to increase the investment in loans continues to be primarily attributable to the Bank’s growth in the Augusta, Georgia and Columbia County, Georgia market areas.
Interest Expense
Interest expense for the three months ended June 30, 2006 was $2,650,000, an increase of $735,000 (38.4%) from $1,915,000 for the three months ended June 30, 2005. Interest expense for the six months ended June 30, 2006 was $5,063,000, an increase of $1,530,000 (43.3%) from $3,533,000 for the six months ended June 30, 2005. While the Bank has experienced a significant increase in the amount of interest-bearing deposits from June 30, 2005 to June 30, 2006, interest expense on these deposits has also increased due to the higher interest rate environment.
Provision for Loan Losses
The provision for loan losses was $275,000 for the three months ended June 30, 2006, compared to $427,000 for the three months ended June 30, 2005, representing a decrease of 35.6%. The provision for loan losses was $458,000 for the six months ended June 30, 2006, compared to $747,000 for the six months ended June 30, 2005, representing a decrease of 38.7%. This decrease is the result of management’s continuing analysis of the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to total gross loans was 1.3% at June 30, 2006 and 1.3% at December 31, 2005. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to loans was 1.6% at June 30, 2006 and 1.5% at December 31, 2005. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Non-interest Income
Non-interest income for the three months ended June 30, 2006 was $2,342,000, an increase of $18,000 (1%) from $2,324,000 for the three months ended June 30, 2005. Non-interest income for the six months ended June 30, 2006 was $4,550,000, a decrease of $251,000 (5.2%) from $4,801,000 for the six months ended June 30, 2005. Service charges on deposit accounts were $202,000 for the three months ended June 30, 2006, an increase of $36,000 (21.7%) from $166,000 for the three months ended June 30, 2005. Service charges on deposit accounts were $390,000 for the six months ended June 30, 2006, an increase of $77,000 (24.6%) from $313,000 for the six months ended June 30, 2005. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,018,000 for the three months ended June 30, 2006, a decrease of $96,000 (4.5%) from $2,114,000 for the three months ended June 30, 2005. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $3,908,000 for the six months ended June 30, 2006, a decrease of $446,000 (10.2%) from $4,354,000 for the six months ended June 30, 2005. Substantially all loans originated by the division are sold in the secondary market with servicing rights released.
Non-interest Expense
Non-interest expense for the three months ended June 30, 2006 was $4,565,000, an increase of $649,000 (16.6%) from $3,916,000 for the three months ended June 30, 2005. Non-interest expense for the six months ended June 30, 2006 was $8,808,000, an increase of $1,001,000 (12.8%) from $7,807,000 for the six months ended June 30, 2005. Salary and employee benefit costs were $2,961,000 for the three months ended June 30, 2006, an increase of $367,000 (14.1%) from $2,594,000 for the three months ended June 30, 2005. Salary and employee benefit costs were $5,811,000 for the six months ended June 30, 2006, an increase of $660,000 (12.8%) from $5,151,000 for the six months ended June 30, 2005. These increases are the result of strategic additions to Bank staff in addition to the staffing of the new main office of the Bank. Also, in adopting the new stock-based compensation guidelines as noted earlier, the Company recognized approximately $149,000 of compensation expense in the first six months of 2006, whereas no expense was recognized in the first six months of 2005. Occupancy expenses and other non-interest expenses for the three months ended June 30, 2006 increased by $282,000 (21.3%) to $1,604,000 from $1,322,000 during the three months ended June 30, 2005. Occupancy expenses and other non-interest expenses for the six months ended June 30, 2006 increased by $341,000 (12.8%) to $2,997,000 from $2,656,000 during the six months ended June 30, 2005. This increase was primarily a result of the continued expansion and growth of the Bank, including expenses associated with the new main office.
Income Taxes
The Company recorded income tax expense of $289,000 for the three months ended June 30, 2006, resulting from net income before taxes of $908,000 for the quarter. The Company recorded income tax expense of $591,000 for the six months ended June 30, 2006, resulting from net income before taxes of $1,888,000 for the period.
Financial Condition
Overview
Total consolidated assets at June 30, 2006 were $372,375,000, an increase of $22,894,000 (6.6%) from December 31, 2005 total consolidated assets of $349,481,000. At June 30, 2006, loans represented 85.2% of interest-earning assets compared to 86.8% at December 31, 2005. Investments in securities at June 30, 2006 were $46,581,000, an increase of $8,244,000 (21.5%) from $38,337,000 at December 31, 2005. Interest-bearing deposits at June 30, 2006 were $277,792,000, an increase of $10,338,000 (3.9%) from the December 31, 2005 balance of $267,454,000. The Bank’s lines of credit balances with the Federal Home Loan Bank were $11,000,000 at June 30, 2006, an increase of $3,000,000 (37.5%) from the December 31, 2005 balances of $8,000,000. The Bank’s balance of Federal funds purchased was $4,317,000 at June 30, 2006, as compared to $3,456,000 at December 31, 2005, representing an increase of $861,000 (24.9%). The Bank’s retail repurchase agreements were $4,018,000 at June 30, 2006, an increase of $2,132,000 (113%) from the December 31, 2005 balance of $1,886,000. The Company’s balance on its line of credit with a correspondent bank was $800,000 at both June 30, 2006 and December 31, 2005.
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
Non-performing assets were $2,282,000 at June 30, 2006, compared to $2,135,000 at December 31, 2005. The composition of non-performing assets for each date is shown below.

	June 30,	December 31,
	2006	2005

Non-accrual loans	$1,623,000	$1,708,000
OREO, net of valuation allowance	659,000	427,000

	$2,282,000	$2,135,000

The ratio of non-performing assets to total loans and other real estate was 0.8 % at June 30, 2006 and 0.8% at December 31, 2005.
The reduction and disposition of non-performing assets is a management priority.
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended June 30, 2006, management determined that the allowance for loan losses should be increased through a provision for loan losses of $275,000. The ratio of the allowance for loan losses to total gross loans was 1.3% at both June 30, 2006 and December 31, 2005. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to gross loans was 1.6% at June 30, 2006 and 1.5% at December 31, 2005. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Liquidity and Capital Resources
Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, and payment of operating expenses and dividends. The Bank does not anticipate any events which would require liquidity beyond that which is available through deposit growth, investment maturities, federal funds lines, and other lines of credit and funding sources. The Bank actively manages the levels, types and maturities of earning assets, in relation to the sources available to fund current and future needs, to ensure that adequate funding will be available at all times.
The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at June 30, 2006 was 19.1%, compared to 18.8% at December 31, 2005.
Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 4.0% for “Tier 1” risk-based capital, 8.0% for total risk-based capital and 4.0% for the “Tier 1” leverage ratio. At June 30, 2006, the Bank’s Tier I risk-based capital ratio was 10.0% and the total risk-based capital ratio was 11.2%, compared to 10.1% and 11.4% at December 31, 2005, respectively. At June 30, 2006, the Bank’s leverage ratio was 8.6% compared to 8.3% at December 31, 2005.

Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.
Following is an analysis of significant off-balance sheet financial instruments at June 30, 2006 and December 31, 2005.

	At	At
	June 30,	December 31,
	2006	2005
	(In thousands)

Commitments to extend credit	$72,029	$66,262
Standby letters of credit	3,056	1,947

	$75,085	$68,209

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2006 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures.
Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2006 and, based on their evaluation, have concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Part II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
The 2006 Annual Meeting of Shareholders of the Company (the “Annual Meeting”) was held on May 22, 2006. At the Annual Meeting, the following persons were elected as directors to serve as Class III directors, for a term of three years and until their successors are elected and qualified: Patrick G. Blanchard, David W. Joesbury, Sr., John W. Lee, A. Montague Miller, Robert N. Wilson, Jr. and Bennye M. Young.
The number of votes cast for and withheld in the election of each nominee for director was as follows:

	Votes	Votes
	FOR	WITHHELD
Patrick G. Blanchard	2,533,002	24,712
David W. Joesbury, Sr	2,548,892	8,822
John W. Lee	2,548,892	8,822
A. Montague Miller	2,548,892	8,822
Robert N. Wilson, Jr.	2,548,892	8,822
Bennye M. Young	2,548,892	8,822
The following persons did not stand for reelection to the Board at the Annual Meeting as their term of office continued after the Annual Meeting: Phillip G. Farr, Samuel A. Fowler, Jr., Arthur J. Gay, Jr., Joseph D. Greene, Hugh L. Hamilton, Jr., William G. Hatcher, Remer Y. Brinson, III, Larry DeMeyers, J. Randal Hall, George H. Inman, James L. Lemley, M.D. and Julian W. Osbon.

Item 6. Exhibits.
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

3.2	-	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

10.1	-	Employment Arrangements with Bradley J. Gregory.

31.1	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Acting Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.
August 14, 2006	By:	/s/ Patrick G. Blanchard
Patrick G. Blanchard
President and Chief Executive Officer (principal executive officer)

August 14, 2006	By:	/s/ Bradley J. Gregory, Sr.
Bradley J. Gregory, Sr.
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 10.1	Employment Arrangements with Bradley J. Gregory.

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Acting Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.