Form 10-Q
period 2006-09-30
GEORGIA CAROLINA BANCSHARES INC
filed 2006-11-14
CIK 1044082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
- or -

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-22891
GEORGIA-CAROLINA BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2326075

(State or other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)
3527 Wheeler Road, Augusta, Georgia 30909
(Address of principal executive offices, including zip code)
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
Large accelerated filer☐     Accelerated filer ☐     Non-accelerated filer☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2006

Common Stock, $.001 Par Value	3,376,522 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$7,078	$9,498
Federal funds sold	4,360	—
Securities available-for-sale	51,342	38,337
Loans, net of allowance for loan losses	263,807	244,555
Loans, held for sale	62,125	40,064
Bank premises and fixed assets	10,795	10,563
Accrued interest receivable	2,023	1,756
Foreclosed real estate, net of allowance	509	427
Deferred tax asset, net	1,411	1,341
Federal Home Loan Bank Stock	2,171	1,025
Other assets	2,163	1,915

Total assets	$407,784	$349,481

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$42,442	$36,986
Interest-bearing:
NOW accounts	27,551	33,090
Savings	53,989	58,473
Money market accounts	13,704	19,669
Time deposits of $100,000, and over	126,344	94,763
Other time deposits	68,546	61,459

Total deposits	332,576	304,440

Borrowings:
Other liabilities, borrowings and retail agreements	44,110	16,432

Total liabilities	376,686	320,872

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 3,366,936 and 3,354,090 shares issued and outstanding	3	4
Additional paid-in-capital	14,415	13,974
Retained Earnings	17,164	15,183
Accumulated other comprehensive income (loss)	(484)	(552)

Total shareholders’ equity	31,098	28,609

Total liabilities and shareholders’ equity	$407,784	$349,481

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$5,873	$5,149	$16,573	$13,943
Interest on taxable securities	380	330	1,097	1,060
Interest on nontaxable securities	155	41	332	89
Interest on Federal funds sold	28	18	101	46

Total interest income	6,436	5,538	18,103	15,138

Interest expense
Interest on time deposits of $100,000 or more	1,287	724	3,304	1,825
Interest on other deposits	1,502	1,253	4,230	3,205
Interest on funds purchased and other borrowings	423	455	741	935

Total interest expense	3,212	2,432	8,275	5,965

Net interest income	3,224	3,106	9,828	9,173

Provision for loan losses	242	356	700	1,103

Net interest income after provision for loan losses	2,982	2,750	9,128	8,070

Non-interest income
Service charges on deposits	209	186	599	499
Other income/loss	129	133	381	267
Gain on sale of mortgage loans	2,097	2,658	6,005	7,012

	2,435	2,977	6,985	7,778

Non-interest expense
Salaries and employee benefits	2,991	2,896	8,802	8,047
Occupancy expenses	367	301	1,092	923
Other expenses	1,096	1,032	3,368	3,066

	4,454	4,229	13,262	12,036

Income before income taxes	963	1,498	2,851	3,812

Income tax expense	281	546	872	1,406

Net income	$682	$952	$1,979	$2,406

Net income per share of common stock (See Note 1)
Basic	$0.20	$0.28	$0.59	$0.72

Diluted	$0.19	$0.27	$0.57	$0.68

Dividends per share of common stock	$—	$—	$—	$—

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$682	$952	$1,979	$2,406

Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	286	(33)	68	(234)

Comprehensive income	$968	$919	$2,047	$2,172

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$1,979	$2,406
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	582	355
Provision for loan losses	700	1,103
SFAS 123R Stock option expense	223	—
Stock compensation	159	173
(Gain)/Loss on sales of other real estate	(39)	75
Net origination & proceeds on loans originated for sale	(22,061)	(4,964)
Increase in accrued interest receivable	(267)	(753)
(Increase) decrease in deferred tax	(109)	47
Net change in other assets and liabilities	1,195	(101)

Net cash (used in) provided by operating activities	(17,638)	(1,659)

Cash flows from investing activities
Increase in federal funds sold	(4,360)	—
Loan originations and collections, net	(20,575)	(32,541)
Purchases of available for sale securities	(16,860)	(11,688)
Proceeds from maturities, sales & calls of available-for-sale securities, net	3,961	14,269
Purchases of restricted securities	(1,146)	—
Proceeds from sale of foreclosed real estate	580	185
Net additions to premises and equipment	(735)	(2,562)

Net cash used in investing activities	(39,135)	(32,337)

Cash flows from financing activities
Net increase in deposits and funds purchased	54,293	38,410
Proceeds from stock options exercised	60	65

Net cash provided by financing activities	54,353	38,475

Net increase/(decrease) in cash and due from banks	(2,420)	4,479

Cash and due from banks at beginning of period	9,498	7,138

Cash and due from banks at end of period	$7,078	$11,617
See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)
Note 1 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). Significant intercompany transactions and accounts have been eliminated in consolidation.
The financial statements as of September 30, 2006 and for the three months and nine months ended September 30, 2006 and 2005 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, to account for compensation costs under its stock option plans. The adoption of SFAS No. 123(R) resulted in an additional expense in the first nine months of 2006 of approximately $223,000, net of tax, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.
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
The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized. The following table illustrates the effect on net income and earnings per share had the Company recognized compensation expense using the fair value based method with respect to all outstanding and unvested awards for the nine month period ended September 30, 2005 (in thousands, except per share amounts).

Nine
Months Ended
September 30, 2005
Net income, as reported	$2,406

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(205)

Proforma net income including stock-based compensation cost based on fair-value method	2,201

Earnings per share:
Basic — as reported	$.72
Basic — proforma	$.66

Diluted — as reported	$.68
Diluted — proforma	$.62
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

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30, 2006
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$682,000
Basic EPS
Income available to common shareholders	682,000	3,375,324	$0.20
Effect of dilutive securities
Options		125,273

Diluted EPS
Income available to common shareholders and assumed conversions	$682,000	3,500,597	$0.19

	For the Three Months Ended September 30, 2005
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$952,000
Basic EPS
Income available to common shareholders	952,000	3,343,891	$0.28
Effect of dilutive securities
Options		177,715

Diluted EPS
Income available to common shareholders and assumed conversions	$952,000	3,521,606	$0.27

	For the Nine Months Ended September 30, 2006
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$1,979,000
Basic EPS
Income available to common shareholders	1,979,000	3,368,126	$0.59
Effect of dilutive securities
Options		117,412

Diluted EPS
Income available to common shareholders and assumed conversions	$1,979,000	3,485,538	$0.57

	For the Nine Months Ended September 30, 2005
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$2,406,000
Basic EPS
Income available to common shareholders	2,406,000	3,332,964	$0.72
Effect of dilutive securities
Options		196,129

Diluted EPS
Income available to common shareholders and assumed conversions	$2,406,000	3,529,093	$0.68

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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this new standard to have a material effect on the Company's (consolidated) results of operations or (consolidated) financial position.
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this new standard to have a material effect on the Company's (consolidated) results of operations or (consolidated) financial position.
Note 5 — Commitments and Contingencies
The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At September 30, 2006, the Company had outstanding loan commitments approximating $75.4 million.
Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $2.6 million as of September 30, 2006.
The Company, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Company enters into individual forward sales commitments at the same time the commitments to originate are finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Company’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $54.2 million each at September 30, 2006. The net unrealized gains/losses of the origination and sales commitments did not have a material effect on the consolidated financial statements of the Company at September 30, 2006.
The Company has executed individual forward sales commitments related to retail mortgage loans, which are classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Company’s market risk on these loans. The notional value of the forward sales commitments on retail mortgage loans at September 30, 2006 was approximately $61.1 million. The fair value of the sales commitments on retail mortgage loans resulted in no material gains or losses to the Company at September 30, 2006.
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
Results of Operations
Overview
The Company’s net income was $682,000 for the third quarter of 2006, compared to $952,000 for the third quarter of 2005, a decrease of 28.4%. Basic earnings per share were $0.20 for the third quarter of 2006, compared to $0.28 for the third quarter of 2005.
The Company’s net income was $1,979,000 for the nine months ended September 30, 2006, compared to $2,406,000 for the nine months ended September 30, 2005, a decrease of 17.7%. Basic earnings per share were $0.59 for the nine months ended September 30, 2006, compared to $0.72 for the nine months ended September 30, 2005.
The Company’s return on average assets was 0.73% (annualized) for the nine months ended September 30, 2006, compared to 0.94% (annualized) for the nine months ended September 30, 2005. The Company’s return on average equity for the nine months ended September 30, 2006 was 8.74% (annualized) compared to 12.07% (annualized) for the nine months ended September 30, 2005.
Net Interest Income
Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).
Net interest income was $3,224,000 for the quarter ended September 30, 2006, an increase of $118,000 (3.8%) over net interest income of $3,106,000 for the quarter ended September 30, 2005. Net interest income was $9,828,000 for the nine months ended September 30, 2006, an increase of $655,000 (7.1%) over net interest income of $9,173,000 for the nine months ended September 30, 2005. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in higher yielding loans, offset by higher interest rates paid by the Bank on deposit liability funds and other borrowed funds as competitive interest rates continued to rise. Interest-earning assets were $387,982,000 at September 30, 2006 compared to $327,737,000 at December 31, 2005 and $350,612,000 at September 30, 2005, an increase of $60,245,000 (18.4%) and $37,370,000 (10.7%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $325,932,000 at September 30, 2006 compared to $284,619,000 at December 31, 2005 and $306,080,000 at September 30, 2005, an increase of $41,313,000 (14.5%) and $19,852,000 (6.5%) respectively. The increase continues to be primarily attributable to the Company’s continuing loan growth in the Augusta, Georgia and Columbia County, Georgia market areas.
Interest Income
Interest income for the three months ended September 30, 2006 was $6,436,000, an increase of $898,000 (16.2%) from $5,538,000 for the three months ended September 30, 2005. Interest income for the nine months ended September 30, 2006 was $18,103,000, an increase of $2,965,000 (19.6%) from $15,138,000 for the nine months ended September 30, 2005. The increase in interest income primarily resulted from an increase in interest and fees on loans. The increase in interest and fees on loans resulted from higher yields on the Bank’s growing loan portfolio. Interest income and fees on loans for the three months ended September 30, 2006 were $5,873,000, an increase of $724,000 (14.1%) from $5,149,000 for the three months ended September 30, 2005. Interest income and fees on loans for the nine months ended September 30, 2006 were $16,573,000, an increase of $2,630,000 (18.9%) from $13,943,000 for the nine months ended September 30, 2005. The Bank’s opportunity to increase the investment in loans continues to be primarily attributable to the Bank’s growth in the Augusta, Georgia and Columbia County, Georgia market areas.
Interest Expense
Interest expense for the three months ended September 30, 2006 was $3,212,000, an increase of $780,000 (32.1%) from $2,432,000 for the three months ended September 30, 2005. Interest expense for the nine months ended September 30, 2006 was $8,275,000, an increase of $2,310,000 (38.7%) from $5,965,000 for the nine months ended September 30, 2005. While the Bank has experienced a significant increase in the amount of interest-bearing deposits from September 30, 2005 to September 30, 2006, interest expense on these deposits has also increased due to the higher interest rate environment.
Provision for Loan Losses
The provision for loan losses was $242,000 for the three months ended September 30, 2006, compared to $356,000 for the three months ended September 30, 2005, representing a decrease of 32.0%. The provision for loan losses was $700,000 for the nine months ended September 30, 2006, compared to $1,103,000 for the nine months ended September 30, 2005, representing a decrease of 36.5%. This decrease is the result of management’s continuing analysis of the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to total gross loans was 1.3% at September 30, 2006 and 1.3% at December 31, 2005. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to gross loans was 1.6% at September 30, 2006 and 1.5% at December 31, 2005. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Non-interest Income
Non-interest income for the three months ended September 30, 2006 was $2,435,000, a decrease of $542,000 (18.2%) from $2,977,000 for the three months ended September 30, 2005. Non-interest income for the nine months ended September 30, 2006 was $6,985,000, a decrease of $793,000 (10.2%) from $7,778,000 for the nine months ended September 30, 2005. Service charges on deposit accounts were $209,000 for the three months ended September 30, 2006, an increase of $23,000 (12.4%) from $186,000 for the three months ended September 30, 2005. Service charges on deposit accounts were $599,000 for the nine months ended September 30, 2006, an increase of $100,000 (20.0%) from $499,000 for the nine months ended September 30, 2005. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,097,000 for the three months ended September 30, 2006, a decrease of $561,000 (21.1%) from $2,658,000 for the three months ended September 30, 2005. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $6,005,000 for the nine months ended September 30, 2006, a decrease of $1,007,000 (14.4%) from $7,012,000 for the nine months ended September 30, 2005. Substantially all loans originated by the division are sold in the secondary market with servicing rights released.
Non-interest Expense
Non-interest expense for the three months ended September 30, 2006 was $4,454,000, an increase of $225,000 (5.3%) from $4,229,000 for the three months ended September 30, 2005. Non-interest expense for the nine months ended September 30, 2006 was $13,262,000, an increase of $1,226,000 (10.2%) from $12,036,000 for the nine months ended September 30, 2005. Salary and employee benefit costs were $2,991,000 for the three months ended September 30, 2006, an increase of $95,000 (3.3%) from $2,896,000 for the three months ended September 30, 2005. Salary and employee benefit costs were $8,802,000 for the nine months ended September 30, 2006, an increase of $755,000 (9.4%) from

$8,047,000 for the nine months ended September 30, 2005. These increases are the result of strategic additions to Bank staff in addition to the staffing of the new main office of the Bank. Also, in adopting the new stock-based compensation guidelines as noted earlier, the Company recognized approximately $223,000 of compensation expense in the first nine months of 2006, whereas no expense was recognized in the first nine months of 2005. Occupancy expenses and other non-interest expenses for the three months ended September 30, 2006 increased by $130,000 (9.8%) to $1,463,000 from $1,333,000 during the three months ended September 30, 2005. Occupancy expenses and other non-interest expenses for the nine months ended September 30, 2006 increased by $471,000 (11.8%) to $4,460,000 from $3,989,000 during the nine months ended September 30, 2005. This increase was primarily a result of the continued expansion and growth of the Bank, including expenses associated with the new main office.
Income Taxes
The Company recorded income tax expense of $281,000 for the three months ended September 30, 2006, resulting from net income before taxes of $963,000 for the quarter. The Company recorded income tax expense of $872,000 for the nine months ended September 30, 2006, resulting from net income before taxes of $2,851,000 for the period.
Financial Condition
Overview
Total consolidated assets at September 30, 2006 were $407,784,000, an increase of $58,303,000 (16.7%) from December 31, 2005 total consolidated assets of $349,481,000. At September 30, 2006, loans represented 85.1% of interest-earning assets compared to 88.0% at December 31, 2005. Investments in securities at September 30, 2006 were $51,342,000, an increase of $13,005,000 (33.9%) from $38,337,000 at December 31, 2005. Interest-bearing deposits at September 30, 2006 were $290,134,000, an increase of $22,680,000 (8.5%) from the December 31, 2005 balance of $267,454,000. The Bank’s lines of credit balances with the Federal Home Loan Bank were $32,713,000 at September 30, 2006, an increase of $24,713,000 (309%) from the December 31, 2005 balances of $8,000,000. There was a shift in the Bank’s Federal funds position to funds sold of $4,360,000 at September 30, 2006, as compared to $3,456,000 in Federal funds purchased at December 31, 2005. The Bank’s retail repurchase agreements were $6,738,000 at September 30, 2006, an increase of $4,852,000 (257%) from the December 31, 2005 balance of $1,886,000. The Company’s balance on its line of credit with a correspondent bank was $800,000 at both September 30, 2006 and December 31, 2005.
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

Non-performing assets were $2,476,000 at September 30, 2006, compared to $2,135,000 at December 31, 2005. The composition of non-performing assets for each date is shown below.

	September 30,	December 31,
	2006	2005
Non-accrual loans	$1,967,000	$1,708,000
OREO, net of valuation allowance	509,000	427,000

	$2,476,000	$2,135,000

The ratio of non-performing assets to total loans and other real estate was 0.8% at September 30, 2006 and 0.8% at December 31, 2005.
The reduction and disposition of non-performing assets is a management priority.
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended September 30, 2006, management determined that the allowance for loan losses should be increased through a provision for loan losses of $242,000. The ratio of the allowance for loan losses to total gross loans was 1.3% at both September 30, 2006 and December 31, 2005. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to gross loans was 1.6% at September 30, 2006 and 1.5% at December 31, 2005. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
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
The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at September 30, 2006 was 17.3%, compared to 18.8% at December 31, 2005.
Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 4.0% for “Tier 1” risk-based capital, 8.0% for total risk-based capital and 4.0% for the “Tier 1” leverage ratio. At September 30, 2006, the Bank’s Tier 1 risk-based capital ratio was 9.3% and the total risk-based capital ratio was 10.5%, compared to 10.1% and 11.4% at December 31, 2005, respectively. At September 30, 2006, the Bank’s leverage ratio was 8.8% compared to 8.3% at December 31, 2005.

Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.
The following is an analysis of significant off-balance sheet financial instruments at September 30, 2006 and December 31, 2005.

	At	At
	September 30,	December 31,
	2006	2005
	(in thousands)

Commitments to extend credit	$75,393	$66,262
Standby letters of credit	2,643	1,947

	$78,036	$68,209

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2006 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures.
Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2006 and, based on its evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Part II — OTHER INFORMATION
Item 6. Exhibits.
The following exhibits are filed with this Report:

Exhibit No.		Description
3.1	—	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

3.1.1	—	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	—	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

31.1	—	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Acting Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.

November 14, 2006	By:	/s/ Patrick G. Blanchard

Patrick G. Blanchard
President and Chief Executive Officer
(principal executive officer)

November 14, 2006	By:	/s/ Bradley J. Gregory, Sr.

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