Form 10-K
period 2006-12-31
GEORGIA CAROLINA BANCSHARES INC
filed 2007-03-30
CIK 1044082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Common Stock, $0.001 Par Value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
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
Large accelerated filer ☐     Accelerated filer ☐     Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (2,403,861 shares), on March 20, 2007 was $33,053,089 based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on March 20, 2007. For purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date. As of March 20, 2007, 3,388,116 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2007 Annual Meeting of Shareholders scheduled to be held on May 21, 2007 are incorporated by reference in response to Part III of this Report.

GEORGIA-CAROLINA BANCSHARES, INC.
2006 Form 10-K Annual Report
(i)

Special Note Regarding Forward-Looking Statements
     Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of our management, including, but not limited to, statements concerning the banking industry and the issuer’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the issuer’s control, and actual results may differ materially depending on a variety of important factors, including competition, general economic and market conditions, changes in interest rates, changes in the value of real estate and other collateral securing loans, interest rate sensitivity and exposure to regulatory and legislative changes, and other risks and uncertainties described in the issuer’s filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Therefore, we can give no assurance that the results contemplated in the forward-looking statements will be realized. The inclusion of this forward-looking information should not be construed as a representation by the issuer or any person that the future events, plans, or expectations contemplated by the issuer will be achieved. The issuer undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
In September 1999, the Bank established a mortgage division which operates as First Bank Mortgage (the “Mortgage Division”). The Mortgage Division originates mortgage loans and offers a variety of other mortgage products. As of December 31, 2006, First Bank Mortgage had locations in the Augusta and Savannah, Georgia markets as well as the Jacksonville, Florida market.
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
Market Area and Competition
The primary service area of the Bank includes the counties of Richmond, Columbia and McDuffie, Georgia, and the communities of Augusta, Martinez, Evans and Thomson, Georgia, which are within a 30-mile radius. The Bank encounters competition from other commercial banks, which offer a full range of banking services and compete for all types of services, especially deposits. In addition, in certain aspects of its banking business, the Bank also competes with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds and other financial service companies which attract customers that have traditionally been served by banks.
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
Correspondent Banking
Correspondent banking involves the delivery of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase and sale of federal funds, security safekeeping, investment services, coin and currency supplies, over line and liquidity loan participations, and sales of loans to or participations with correspondent banks.
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
Employees
At December 31, 2006, the Company and the Bank employed 156 persons on a full-time and 10 persons on a part-time basis, including 48 officers.
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
Supervision and Regulation
The following discussion sets forth some of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides some specific information relative to the Company and the Bank. The regulatory framework is intended primarily for the protection of depositors and the Deposit Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

The Company
Bank Holding Company Regulation. The Company is a bank holding company and a member of the Federal Reserve System under the Bank Holding Company Act of 1956 (the “BHC Act”). As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act, as well as other federal and state laws governing the banking business. The Federal Reserve Board is the primary regulator of the Company, and supervises the Company’s activities on a continual basis. The Company is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year, and such additional information as the Federal Reserve may require pursuant to the BHC Act. In general, the BHC Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before:
•	acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank;

•	taking any action that causes a bank to become a subsidiary of a bank holding company;

•	merging or consolidating with another bank holding company; or

•	acquiring most other operating companies.
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
Financial Services Modernization. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), enacted on November 12, 1999, amended the BHC Act and:
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
Deposit Insurance and Assessments. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, except for “self-directed” retirement accounts, which are insured up to $250,000 per owner. All insured banks are required to pay semi-annual deposit insurance assessments to the FDIC which are determined pursuant to a risk-based system adopted by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). On March 31, 2006, in accordance with the FDI Reform Act, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”). The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. Under the new rules, the FDIC will evaluate each institution’s, including the Bank’s, risk based on a combination of the institution’s supervisory ratings and financial ratios. FDIC assessment rates will generally range between 5 and 7 cents per $100 in deposits.
Capital Adequacy
Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.
The FDIC and Federal Reserve Board use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve Board has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.
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
The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under the “prompt corrective action” regulations adopted by the FDIC and the Federal Reserve Board, an institution is assigned to one of five capital categories, ranging from “well-capitalized” to “critically undercapitalized”, depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “significantly undercapitalized” or “critically undercapitalized” are subject to certain mandatory supervisory corrective actions.
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
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX”) was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also; (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”
The SOX requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
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
Item 1A. Risk Factors
The following are certain significant risks that our management believes are specific to our business. This should not be viewed as an all inclusive list.
An economic downturn, especially one affecting Richmond, Columbia and McDuffie counties, could adversely affect our business.
Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our primary market areas of Richmond, Columbia and McDuffie counties in the State of Georgia. If these communities do not grow or if prevailing local or national economic conditions are unfavorable, our business may not succeed. An economic downturn would likely harm the quality of our loan portfolio and reduce the level of our deposits, which in turn would hurt our business. If an economic downturn occurs, borrowers may be less likely to repay their loans as scheduled. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.
If real estate values in our market decline or become stagnant, our business could be adversely affected.
Real estate values in the Columbia, Richmond and McDuffie county market areas have risen over the last several years. There continues to be a significant amount of speculation that the United States, or at least certain parts of the country, are in the midst of a real estate “bubble”, meaning that current real estate prices exceed the true values of the properties. If this is the case, or if the market generally perceives that this is the case, then real estate prices could become stagnant or decline, and there could be a significant reduction in real estate construction and housing starts. In addition, the value and liquidity of the real estate or other collateral securing our loans could be impaired. Given our heavy reliance on real estate lending, this could have a significant adverse effect on our business.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted during the fourth quarter ended December 31, 2006 to a vote of security holders of the Company.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock trades on the Over-The-Counter Bulletin Board under the symbol “GECR”. The market for the Company’s common stock must be characterized as a limited market due to its relatively low trading volume and lack of analyst coverage. The following table sets forth for the periods indicated the quarterly high and low bid quotations per share as reported by the Over-The-Counter Bulletin Board. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. The share prices below reflect all stock splits.

	High	Low
Fiscal year ended December 31, 2006
First Quarter	$16.00	$13.82
Second Quarter	$15.50	$13.50
Third Quarter	$16.60	$13.95
Fourth Quarter	$16.65	$12.80
Fiscal year ended December 31, 2005
First Quarter	$17.60	$15.60
Second Quarter	$19.50	$14.75
Third Quarter	$16.35	$15.00
Fourth Quarter	$15.05	$13.10
Holders of Common Stock
As of March 20, 2007, the number of holders of record of the Company’s common stock was 592.

Dividends
No cash dividends were paid by the Company during the years ended December 31, 2006 or 2005. On April 1, 2005, the Company effected a 5-for-4 split of its common stock in the form of a 25% stock dividend to shareholders of record as of March 1, 2005.
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
Equity Compensation Plan Information
     The Company currently has three equity compensation plans: (i) the 1997 Stock Option Plan, which was approved by shareholders; (ii) the 2004 Incentive Plan, which was approved by shareholders; and (iii) the Director Stock Purchase Plan, which has not been approved by shareholders. The following table provides information as of December 31, 2006 regarding the Company’s then existing compensation plans and arrangements:

			Number of securities
	Number of securities	Weighted-average	remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of outstanding	outstanding	under equity compensation
	options, warrants and	options, warrants	plans (excluding securities
	rights	and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1997 Stock Option Plan	291,055	$6.90	—
2004 Incentive Plan	39,505	$14.79	290,620
Equity compensation plans not approved by security holders	N/A	N/A	83,860
Recent Sales of Unregistered Securities; Issuer Stock Purchases
Not Applicable.

Item 6. Selected Financial Data
          Our selected consolidated financial data presented below as of and for the years ended December 31, 2002 through 2006 is derived from our audited consolidated financial statements. Our audited consolidated financial statements as of December 31, 2005 and 2006 and for each of the years in the three year period ended December 31, 2006 are included elsewhere in this report. All years have been restated as necessary for stock dividends and stock splits.

	At and for the Years Ended December 31,
	($ in thousands, except per share data)
	2006	2005	2004	2003	2002
Selected Balance Sheet Data:
Assets	$417,471	$349,481	$332,393	$266,025	$257,362
Investment securities	55,404	39,362	43,375	35,594	28,916
Loans, held for investment	280,883	248,311	216,728	174,567	145,370
Loans, held for sale	56,758	40,064	56,729	34,219	67,927
Allowance for loan losses	4,386	3,756	3,416	3,164	2,436
Deposits	341,342	304,440	257,780	221,656	201,619
Short-term borrowings	38,561	13,342	46,987	19,993	35,745
Accrued interest	3,214	1,539	785	531	1,110
Long-term debt	700	800	900	1,000	1,000
Other liabilities	1,528	751	573	981	993
Shareholders’ equity	32,126	28,609	25,368	21,864	16,895

Selected Results of Operations Data:
Interest income	25,335	20,876	16,088	15,159	13,368
Interest expense	11,969	8,420	4,468	4,911	5,172

Net interest income	13,366	12,456	11,620	10,248	8,196
Provision for loan losses	898	1,022	808	880	451

Net interest income after provision for provision for loan losses	12,468	11,434	10,812	9,368	7,745
Noninterest income	9,800	10,331	10,571	15,540	10,397
Noninterest expense	17,911	16,368	15,714	16,503	12,879

Income before taxes	4,357	5,397	5,669	8,405	5,263
Income tax expense	1,460	1,942	2,167	3,373	1,932

Net income	$2,897	$3,455	$3,502	$5,032	$3,331

Per Share Data
Net income – basic	$0.86	$1.04	$1.06	$1.53	$1.02
Net income – diluted	$0.83	$0.98	$0.99	$1.41	$0.95
Book value	$9.51	$8.53	$7.65	$6.63	$5.17
Weighted average number of shares outstanding:
Basic	3,370,277	3,336,834	3,305,534	3,281,130	3,253,662
Diluted	3,489,564	3,524,294	3,521,876	3,560,495	3,518,055

	At and for the Years Ended December 31,
	2006	2005	2004	2003	2002
Performance Ratios:
Return on average assets	0.78%	1.00%	1.19%	1.92%	1.44%
Return on average equity	9.57%	12.80%	14.86%	25.97%	22.14%
Net interest margin (1)	3.81%	3.78%	4.14%	3.96%	4.12%
Efficiency ratio (2)	77.39%	71.45%	70.81%	63.98%	68.72%
Loan to deposit ratio	98.92%	94.72%	106.08%	94.19%	105.79%

	At and for the Years Ended December 31,
	2006	2005	2004	2003	2002
Asset Quality Ratios:
Nonperforming loans to total loans	0.68%	0.59%	0.61%	0.51%	0.28%
Nonperforming assets to total assets	0.69%	0.61%	0.63%	0.42%	0.35%
Net charge-offs to average total loans	0.09%	0.24%	0.23%	0.07%	0.12%
Allowance for loan losses to nonperforming loans	191.86%	219.91%	205.29%	299.05%	408.04%
Allowance for loan losses to total loans	1.30%	1.30%	1.25%	1.52%	1.14%

Capital Ratios:
Average equity to average assets
Leverage ratio	7.85%	8.14%	7.98%	8.48%	6.81%
Tier 1 risk-based capital ratio	9.25%	9.91%	9.11%	10.38%	8.68%
Total risk-based capital ratio	10.50%	11.16%	10.34%	11.89%	9.93%

Growth Ratios and Other Data:
Percentage change in net income	(16.2%)	(1.3%)	(30.4%)	51.1%	98.9%
Percentage change in diluted net income per share	(15.3%)	(1.0%)	(29.8%)	48.4%	93.9%
Percentage change in assets	19.5%	5.1%	24.9%	3.4%	25.0%
Percentage change in loans	17.1%	5.5%	31.0%	(2.1%)	22.6%
Percentage change in deposits	12.1%	18.1%	16.3%	9.94%	34.8%
Percentage change in equity	12.3%	12.8%	16.0%	29.4%	28.0%

(1)	Non-tax equivalent.

(2)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income, excluding gains and losses on the sale of assets.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and Bank and should be read in conjunction with the “Business” and “Financial Statements” sections included elsewhere in this Report. Information given in response to Item 6 of this report, “Selected Financial Data” is incorporated by reference in response to this Item 7.
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
  The most significant accounting policies for the Company and Bank are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses to be the only critical accounting policy.
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
Additional information on the Bank’s loan portfolio and allowance for loan losses can be found in the “Loan Portfolio” section on pages 26-31 of this “Management’s Discussion and Analysis”. Note 1 to the consolidated financial statements also includes additional information on the Bank’s accounting policies related to the allowance for loan losses.

Consolidated Financial Information
Certain financial information for the Company and Bank consolidated, and solely for the Bank as of and for the years ended December 31, 2006, 2005 and 2004 is presented below:

	2006		2005		2004
	Total Assets	Net Income	Total Assets	Net Income	Total Assets	Net Income
	(Dollar amounts in thousands)
Consolidated	$417,471	$2,897	$349,481	$3,455	$332,393	$3,502
Bank only	$417,154	$3,040	$349,368	$3,604	$332,325	$3,696
During 2006, the Company funded operational costs primarily through proceeds from the exercise of stock options. The Company incurred approximately $329,883 in operational costs for the year ended December 31, 2006. The Company recorded an income tax benefit of $187,300, resulting in a net loss of $142,583 for 2006.
The Company has entered into an agreement with The Bankers Bank that provides the Company with a line of credit of up to $3 million and bears interest at the prime rate minus 50 basis points and matures in 2014. As of December 31, 2006 and 2005, the outstanding balance under the line of credit was $700,000 and $800,000 respectively. The arrangement requires the Company and the Bank to comply with certain financial and other covenants. At December 31, 2006, the Company and the Bank were in compliance with all applicable covenants.
The Bank
Results of Operations – Comparison of 2006 and 2005
For the year ended December 31, 2006, the Bank experienced an increase in total assets and a decrease in net income. Total assets increased 19.5% to $417.5 million at December 31, 2006 from $349.5 million at December 31, 2005. Average total assets were $372.8 million in 2006 and $345.9 million in 2005, an increase of $26.9 million or 7.8%. This increase in average assets is primarily the result of strong loan demand during 2006. Net loans held for investment increased from $244.6 million at December 31, 2005 to $276.5 million at December 31, 2006, an increase of 13.0%. Commercial loans decreased $2.2 million, or 7.4%, from $29.9 million at December 31, 2005 to $27.7 million at December 31, 2006. Real estate mortgage loans increased $16.6 million, or 10.9%, from $152.5 million at December 31, 2005 to $169.1 million at December 31, 2006, and real estate construction loans increased $17.8 million, or 32.0%, from $55.7 million at December 31, 2005 to $73.5 million at December 31, 2006. Installment and consumer loans increased $400,000 or 3.9%, from $10.2 million at December 31, 2005 to $10.6 million at December 31, 2006. The decrease in commercial loans is primarily the result of softer demand in this segment of the loan portfolio. The increases in each of the other loan categories are the result of the Bank’s continuing efforts to increase these types of loans. Loans held for sale by the Bank increased 41.6% from $40.1 million at December 31, 2005 to $56.8 million at December 31, 2006, as flattening rates impacted the volume of activity in this loan category.
The allowance for loan losses was $4,386,000 at December 31, 2006 and $3,756,000 at December 31, 2005. This represents an increase of $630,000, or 16.8%. The increase in the allowance is based upon management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the growth in the Bank’s loan portfolio. The Bank’s ratio of allowance for loan losses to gross loans was 1.30% at December 31, 2006 and 1.30% at December 31, 2005. Substantially all loans held for sale originated by the Bank consist of well-secured single family residential mortgage loans which are originated with a sales commitment and are sold in the secondary market shortly after origination, thus greatly reducing the Bank’s credit risk. The Bank’s ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 1.56% at December 31, 2006, compared to 1.51% at December 31, 2005.
The asset growth of the Bank during 2006 was funded through deposit account growth within the Bank’s existing market areas as well as out-of-market funding, through short-term borrowings from correspondent banks, and from lines of credit established with the Federal Home Loan Bank. Total deposit accounts at December 31, 2006 were $341.3 million, an increase of $36.9, million or 12.1%, from $304.4 million at December 31, 2005. Total other borrowings by the Bank were $38.6 million at December 31, 2006, an increase of $25.3 million, or 190.2%, from the balance of $13.3 million at December 31, 2005. Borrowings were up in 2006 as a result of the growth in the loan portfolio.
The Bank’s loan to deposit ratio was 98.9% at December 31, 2006 and 94.7% at December 31, 2005. Excluding mortgage loans held for sale, this ratio was 82.3% for 2006 and 81.6% for 2005.
Interest income was $25.3 million for 2006, compared to $20.9 million for 2005. This represents an increase of $4.4 million, or 21.1%. This increase was attributable to both higher loan volume as well as higher yields. Interest expense increased $3.6 million, or 42.9%, from $8.4 million for 2005 to $12.0 million for 2006. This increase in interest expense was also the result of increased deposit account balances as well as a higher cost of funds for the year. The increase in deposit accounts was a result of marketing efforts in the local markets served by the Bank and strategic planning with respect to obtaining out-of-market funds. The Bank focuses on obtaining growth in deposit accounts to fund the Bank’s loan growth. Non-interest bearing deposits increased $2.8 million, or 7.6%, from $37.0 million in 2005 to $39.8 million in 2006. Net interest income for 2006 was $13.4 million, representing an increase of $900,000, or 7.2%, from $12.5 million in 2005.
Non-interest income of $9.8 million was recorded in 2006, a decrease of $500,000, or 4.9%, from the $10.3 million recorded in 2005.
Non-interest expense increased from $16.4 million in 2005 to $17.9 million in 2006, an increase of $1.5 million, or 9.1%. The increase resulted from increased personnel costs associated with normal merit increases as well as strategic new positions added during the year. Additionally, there were increases in operating costs associated with the new main office that opened during 2005.
In total, net income decreased in 2006 by $600,000, or 17.1%, from $3.5 million in 2005 to $2.9 million in 2006 as a result of each of the above factors.
Comparison of 2005 and 2004
For the year ended December 31, 2005, the Bank experienced an increase in total assets and a decrease in net income. Total assets increased 5.1% to $349.4 million at December 31, 2005 from $332.3 million at December 31, 2004. Average total assets were $345.9 million in 2005 and $294.3 million in 2004, an increase of $51.6 million or 17.5%. This increase in average assets is primarily the result of strong loan demand during 2005. Net loans held for investment increased from $213.3 million at December 31, 2004 to $244.6 million at December 31, 2005, an increase of 14.6%. Commercial loans decreased $900,000, or 2.8%, from $30.8 million at December 31, 2004 to $29.9 million at December 31, 2005. Real estate mortgage loans increased $24.8 million, or 19.4%, from $127.7 million at December 31, 2004 to $152.5 million at December 31, 2005, and real estate construction loans increased $9.1 million, or 19.7%, from $46.6 million at December 31, 2004 to $55.7 million at December 31, 2005. Installment and consumer loans decreased $1.5 million or 13.0%, from $11.7 million at December 31, 2004 to $10.2 million at December 31, 2005. The decrease in commercial loans is due to a significant loan payoff at year end, and the decrease in installment and consumer loans is primarily the result of softer demand in this segment of the loan portfolio. The increases in each of the other loan categories are the result of the Bank’s continuing efforts to increase these types of loans. Loans held for sale by the Bank decreased 29.4% from $56.7 million at December 31, 2004 to $40.1 million at December 31, 2005 as rising rates impacted the volume of activity in this loan category.
The allowance for loan losses was $3,756,000 at December 31, 2005 and $3,416,000 at December 31, 2004. This represents an increase of $340,000, or 10.0%. The increase in the allowance is based upon management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the growth in the Bank’s loan portfolio. The Bank’s ratio of allowance for loan losses to gross loans was 1.30% at December 31, 2005 and 1.25% at December 31, 2004. Substantially all loans held for sale originated by the Bank consist of well-secured single family residential mortgage loans which are originated with a sales commitment and are sold in the secondary market shortly after origination, thus greatly reducing the Bank’s credit risk. The Bank’s ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 1.51% at December 31, 2005, compared to 1.58% at December 31, 2004.
The asset growth of the Bank during 2005 was funded through deposit account growth within the Bank’s existing market areas as well as out-of-market funding, through short-term borrowings from correspondent banks, and from lines of credit established with the Federal Home Loan Bank. Total deposit accounts at December 31, 2005 were $304.4 million, an increase of $46.6, million or 18.1%, from $257.8 million at December 31, 2004. Total other borrowings by the Bank were $13.3 million at December 31, 2005, a decrease of $33.7 million, or 71.7%, from the balance of $47.0 million at December 31, 2004. Borrowings were down in 2005 as the level of loans held for sale was down.
The Bank’s loan to deposit ratio was 94.7% at December 31, 2005 and 106.1% at December 31, 2004. Excluding mortgage loans held for sale, this ratio was 81.6% for 2005 and 84.1% for 2004.
Interest income was $20.9 million for 2005, compared to $16.1 million for 2004. This represents an increase of $4.8 million, or 29.8%. This increase was attributable to both higher loan volume and higher yields. Interest expense increased $3.9 million, or 88.5%, from $4.5 million for 2004 to $8.4 million for 2005. This increase in deposit expense was also the result of increased deposit account balances as well as a higher cost of funds for the year. The increase in deposit accounts was a result of marketing efforts in the local markets served by the Bank and strategic planning with respect to obtaining out-of-market funds. The Bank focuses on obtaining growth in deposit accounts to fund the Bank’s loan growth. Non-interest bearing deposits increased $3.5 million, or 10.5%, from 2004 to 2005. Net interest income for 2005 was $12.4 million, representing an increase of $.8 million, or 7.2%, from $11.6 million for 2004.
The change in non-interest income was minimal with $10.3 million recorded in 2005, a decrease of $300,000, or 2.3%, from the $10.6 million recorded in 2004.
Non-interest expense increased from $15.4 million in 2004 to $16.1 million in 2005, an increase of $700,000, or 4.7%. The increase resulted from increased personnel costs associated with normal merit increases as well as strategic new positions added during the year. Additionally, there were increases in operating costs associated with the new main office that was opened during 2005.
In total, net income only slightly decreased in 2005 by $100,000, or 2.7%, from $3.7 million in 2004 to $3.6 million in 2005 as a result of each of the above factors.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
The following table presents the average balance sheet of the Company for the years ended December 31, 2006, 2005 and 2004. Also presented is the Company’s actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability. This table includes all major categories of interest-earning assets and interest-bearing liabilities:

AVERAGE BALANCE SHEETS
(Dollar amounts in thousands)

	Year Ended December 31,
	2006			2005			2004
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield /	Average	Income/	Yield /	Average	Income/	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
INTEREST-EARNING ASSETS
Loans, net of unearned income	$302,778	$23,144	7.64%	$286,924	$19,263	6.71%	$242,158	$14,713	6.07%
Investment securities	47,153	2,053	4.35%	40,951	1,549	3.78%	38,416	1,368	3.56%
Fed funds sold & cash in banks	2,788	138	4.95%	2,008	64	3.19%	373	7	1.88%

Total interest-earning assets	352,719	25,335	7.18%	329,883	20,876	6.33%	280,947	16,088	5.73%

NON-INTEREST-EARNING ASSETS
Cash and due from banks	7,404			6,235			6,647
Bank premises and fixed assets	10,879			9,555			7,351
Accrued interest receivable	1,779			1,479			1,225
Other assets	4,010			2,598			1,528
Allowance for loan losses	(4,039)			(3,877)			(3,439)

Total assets	$372,752			$345,873			$294,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING DEPOSITS
NOW accounts	$29,395	$497	1.69%	$32,212	$494	1.53%	$36,681	$417	1.14%
Savings accounts	53,603	1,994	3.72%	56,234	1,542	2.74%	62,431	941	1.51%
Money market accounts	18,782	555	2.96%	13,001	348	2.68%	9,520	97	1.02%
Time accounts	178,982	7,760	4.34%	145,226	4,742	3.27%	99,153	2,384	2.40%

Total interest-bearing deposits	280,762	10,806	3.85%	246,673	7,126	2.89%	207,785	3,839	1.85%

OTHER INTEREST-BEARING LIABILITIES
Borrowed funds	21,592	1,163	5.39%	34,052	1,294	3.80%	30,681	629	2.05%

Total interest-bearing liabilities	302,354	11,969	3.96%	280,725	8,420	3.00%	238,466	4,468	1.87%

NON-INTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	36,717			36,273			30,837
Other liabilities	3,433			1,887			1,438
Shareholders’ equity	30,248			26,988			23,518

Total liabilities and shareholders’ equity	$372,752			$345,873			$294,259

Interest rate spread			3.22%			3.33%			3.86%
Net interest income		$13,366			$12,456			$11,620

Net interest margin			3.79%			3.78%			4.14%
Average interest-earning assets to average total assets			94.63%			95.38%			95.48%
Average loans to average deposits			95.37%			101.41%			101.48%

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

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Compared with			Compared with
	Year Ended December 31, 2005			Year Ended December 31, 2004
	(in thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Tax-exempt securities	$31	$28	$59	$37	$(21)	$16
Taxable securities	200	245	445	54	111	165
Federal funds sold and cash in banks	23	51	74	54	2	56
Net loans and loans held for sale	1,064	2,817	3,881	2,715	1,836	4,551

Total interest income	$1,318	$3,141	$4,459	$2,860	$1,928	$4,788

Interest paid on:
NOW deposits	(43)	46	3	(49)	126	77
Money market deposits	155	52	207	35	216	251
Savings deposits	(72)	524	452	(91)	692	601
Time deposits	1,102	1,916	3,018	1,095	1,263	2,358
Borrowed funds	(473)	342	(131)	51	564	615

Total interest expense	$669	$2,880	$3,549	$1,041	$2,861	$3,902

Increase (decrease) in net interest income	$649	$261	$910	$1,819	$(933)	$886

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

The following table details, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories (dollar amounts in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
Deposit Category	Amount	Paid	Amount	Paid	Amount	Paid
Non-interest bearing demand deposits	$36,717	—	$36,273	—	$30,837	—
NOW and money market deposits	48,177	2.18%	45,213	1.86%	46,201	1.11%
Savings deposits	53,603	3.72%	56,234	2.74%	62,431	1.51%
Time deposits	178,982	4.34%	145,226	3.27%	99,153	2.40%
The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2006 were as follows (in thousands):

Three months or less	$36,679
Over three months through six months	29,758
Over six months through twelve months	43,124
Over twelve months	29,808

Total	$139,369

Short-Term Borrowings
Borrowed funds consist of short-term borrowings, including federal funds purchased, retail and other repurchase agreements and lines of credit with the Federal Home Loan Bank. The average balance of borrowed funds was approximately $20.8 million for the year ended December 31, 2006, compared to $33.2 million and $30.7 million for the years ended December 31, 2005 and 2004, respectively.
The most significant borrowed funds categories for the Bank are two lines of credit from the Federal Home Loan Bank, consisting of the “Loans Held for Sale” (LHFS) program, formerly known as the warehouse line of credit, and a 1-4 family line of credit.
At December 31, 2006, the outstanding balance on the LHFS line of credit was $23,328,076 with an interest rate of 6.06%, compared to no outstanding balance at December 31, 2005. At December 31, 2004, the outstanding balance on the LHFS line of credit was $30,001,709 with an interest rate of 2.94%. The average balance outstanding on the LHFS line of credit was $7,574,412 for 2006 with a weighted average interest rate of 5.69%. The average balance outstanding on the LHFS line of credit was $16,192,581 for 2005 with a weighted average interest rate of 4.13%. The average balance outstanding for 2004 was $15,271,565, with a weighted average interest rate of 2.31%. The maximum amount outstanding on the LHFS line of credit at any month end during 2006 was $24,213,305 and was $33,967,444 during 2005. The maximum amount outstanding during 2004 was $30,001,709. The LHFS line of credit is secured by the mortgage loans held for sale originated with the borrowed funds. The interest rate on the LHFS line of credit is equal to the Federal Home Loan Bank’s Daily Rate Credit Program rate plus 50 basis points.
At December 31, 2006, the outstanding balance on the 1-4 family line of credit was $8,500,000 with a weighted average interest rate of 5.56%. The balance outstanding on the 1-4 family line of credit was $8,000,000 as of December 31, 2005, with a weighted average interest rate of 4.44%. At December 31,

2004, the outstanding balance on the 1-4 family line of credit was $10,235,000, with a weighted average interest rate of 2.44%. The maximum amount outstanding on the 1-4 family line of credit at any month end during 2006 was $9,200,000 and was $12,562,000 during 2005. The maximum amount outstanding during 2004 was $10,235,000. This line of credit was established in May 2003 and is secured by the Bank’s portfolio of 1-4 family first mortgage loans, excluding those loans that are held for sale. The interest rate on the 1-4 family line of credit is equal to the Federal Home Loan Bank’s Daily Rate Credit Program rate.
Loan Portfolio
The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 2006, the Bank’s loan portfolio consisted of 60.2% real estate mortgage loans, 26.2% real estate construction loans, 9.9% commercial loans and 3.7% consumer/installment loans.
Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank’s legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, for a variety of business purposes. These loans include short-term lines of credit, short- to medium-term plant and equipment loans, loans for general working capital and letters of credit.
The Bank’s consumer loans consist primarily of installment loans to individuals for personal, family or household purposes, including automobile loans to individuals and pre-approved lines of credit.
The Bank’s real estate mortgage loans include commercial mortgage lending and residential mortgage lending. The Bank’s commercial mortgage loans are generally secured by office buildings, retail establishments and other types of property. The Bank’s residential mortgage loans are primarily single-family residential loans secured by the residential property.
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

The following table presents the categories of loans contained in the Bank’s loan portfolio as of the end of the five most recent fiscal years and the total amount of all loans for such periods:

	December 31,
Type of Loan	2006	2005	2004	2003	2002
	(In thousands)
Commercial, financial and agricultural	$27,692	$29,945	$30,820	$24,552	$24,105
Real estate – construction	73,502	55,737	46,581	37,201	26,117
Real estate – mortgage	169,141	152,497	127,691	99,179	79,374
Installment and consumer	10,609	10,189	11,705	15,500	15,832

Subtotal	$280,944	$248,368	$216,797	$176,432	$145,428

Less:
Unearned income and deferred loan fees	(61)	(57)	(69)	(65)	(58)
Allowance for possible loan losses	(4,386)	(3,756)	(3,416)	(3,164)	(2,436)

Total (net of allowance)	$276,497	$244,555	$213,312	$173,203	$142,934

In addition to the above, at December 31, 2006, the Bank also had $56.8 million of single family residential mortgage loans held for sale that were originated by the Bank’s Mortgage Division.
The table below presents an analysis of maturities of certain categories of loans as of December 31, 2006:

	Due in 1
	Year or	Due in 1 to	Due After
Type of Loan	Less	5 Years	5 Years	Total
	(In thousands)
Commercial, financial and agricultural	$14,558	$11,309	$1,825	$27,692
Real estate-construction	71,479	2,023	—	73,502

Total	$86,037	$13,332	$1,825	$101,194

The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 2006 (in thousands):

Loans due after 1 year with predetermined interest rates	$11,937
Loans due after 1 year with floating interest rates	$3,220

The following table presents information regarding non-accrual and past due loans at the dates indicated:

	December 31,
	2006	2005	2004	2002	2001
	(Dollars in thousands)
Loans accounted for on a non-accrual basis
Number	49	73	75	58	43
Amount	$2,286	$1,708	$1,664	$1,057	$597

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	2	10	6	13	3
Amount	$71	$297	$444	$496	$91
The Bank does not have any loans which are “troubled debt restructurings” as defined in SFAS No. 15.
Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or, when in management’s judgment, the interest will not be collectible in the normal course of business. Additional interest income of $118,900 in 2006 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized in 2006 on loans that have been accounted for on a non-accrual basis.
At December 31, 2006, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience
An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollar amounts in thousands)
Allowance, beginning of year	$3,756	$3,416	$3,164	$2,436	$2,187
Charge-offs:
Commercial, financial and agricultural	106	521	240	55	11
Installment and consumer	95	129	127	141	195
Real estate – mortgage	98	73	333	10	7

	299	723	700	206	213

Recoveries:
Commercial, financial and agricultural	16	34	—	—	1
Installment and consumer	7	7	14	53	6
Real estate – mortgage	8	—	130	1	4

	31	41	144	54	11

Net (charge-offs) recoveries	(268)	(682)	(556)	(152)	(202)

Provision charged to operations	898	1,022	808	880	451

Allowance, end of year	$4,386	$3,756	$3,416	$3,164	$2,436

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(.09%)	(.24%)	(.23%)	(.07%)	(.11%)

Loan Loss Allowance
In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.

Accordingly, management has established an allowance for loan losses, which totaled approximately $4,386,000 at December 31, 2006, which is allocated according to the following table, along with the percentage of loans in each category to total loans:

	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollar amounts in thousands)
Commercial, financial and agricultural	$883	9.9%	$543	12.1%	$581	14.2%	$410	13.9%	$330	16.6%
Real estate - construction	1,442	26.2%	1,312	22.4%	1,165	21.5%	1,100	21.1%	704	17.9%
Real estate - Mortgage	1,760	60.2%	1,671	61.4%	1,432	58.9%	1,385	56.2%	920	54.6%
Consumer and installment	191	3.7%	136	4.1%	152	5.4%	249	8.8%	387	10.9%
Unallocated	110	—	94	—	86	—	20	—	95	—

Total	$4,386		$3,756		$3,416		$3,164		$2,436

In evaluating the Bank’s allowance for loan losses, management has taken into consideration concentrations within the loan portfolio, past loan loss experience, growth of the portfolio, current economic conditions and the appraised value of collateral securing loans. Although management believes the allowance for loan losses is adequate, management’s evaluation of losses is a continuing process which may necessitate adjustments to the allowance in future periods.
Real estate mortgage loans constituted approximately 60.2% of outstanding loans at December 31, 2006. These loans include both commercial and residential mortgage loans. Management believes the risk of loss for commercial real estate loans is generally higher than residential loans. Management continuously monitors the performance of the commercial real estate portfolio and collateral values. Residential mortgages are generally secured by the underlying residence. Management of the Bank believes that these loans are adequately secured.
Real estate construction loans represented approximately 26.2% of the Bank’s outstanding loans at December 31, 2006. This category of the loan portfolio consists of commercial and residential construction and development loans located in the Bank’s market areas in Georgia and Florida. Management of the Bank closely monitors the performance of these loans and periodically inspects properties and development progress. Management considers these factors in estimating and evaluating the allowance for loan losses.
Commercial loans represented approximately 9.9% of outstanding loans at December 31, 2006. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank’s loan portfolio. However, the Bank generally originates commercial loans on a secured basis, and at December 31, 2006, over 90% of the Bank’s commercial loans were secured. Management believes that the secured status of a substantial portion of the commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.
Consumer and installment loans represented approximately 3.7% of outstanding loans at December 31, 2006 and are also well secured. At December 31, 2006, the majority of the Bank’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans inherently possess less risk than other categories of loans.
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
Investments
As of December 31, 2006, investment securities comprised approximately 12.8% of the Bank’s assets. The Bank invests primarily in obligations of the United States or agencies of the United States, mortgage-backed securities and obligations, other taxable securities and in certain obligations of states and municipalities. The Bank also enters into federal funds transactions with its principal correspondent banks. The Bank may act as a net seller or net purchaser of such funds.
The following table presents, for the dates indicated, the estimated fair market value of the Bank’s investment securities available for sale. The Bank has classified all of its investment securities as available for sale.

	December 31,
	2006	2005	2004
	(In thousands)
Obligations of the U.S. Treasury and other U.S government agencies	$26,177	$16,681	$15,887
Mortgage-backed securities	21,415	17,041	20,232
Obligations of States and political subdivisions	5,681	3,607	3,279

Corporate obligations	—	1,008	1,557

Total investment securities	$53,273	$38,337	$40,955

Federal Home Loan Bank stock	2,131	1,025	2,420

Total investment securities and FHLB stock	$55,404	$39,362	$43,375

The following tables present the contractual maturities and weighted average yields of the Bank’s investments as of December 31, 2006:

	Maturities of Investment Securities
		After One	After Five
	Within	Through	Through	After
	One Year	Five Years	Ten Years	Ten Years
	(In thousands)
Obligations of the U.S. Treasury and other U.S. government agencies	5,426	7,046	12,190	1,515
Mortgage-backed securities	595	5,533	—	15,287
Obligations of States and political subdivisions	—	539	2,320	2,822
Corporate obligations	—	—	—	—
Federal home loan bank stock	2,131	—	—	—
Total	8,152	13,118	14,510	19,624

	Weighted Average Yields
		After One	After Five
	Within	Through	Through	After
	One Year	Five Years	Ten Years	Ten Years
Obligations of the U.S. Treasury and other U.S. government agencies	3.11%	5.08%	5.73%	6.00%
Mortgage-backed securities	3.46%	3.75%	—	4.85%
Obligations of States and political subdivisions	—	3.92%	5.96%	6.10%
Corporate obligations	—	—	—	—
Federal home loan bank stock	5.90%	—	—	—
Total weighted average yield	3.88%	4.47%	5.73%	5.05%
The weighted average yields on tax-exempt obligations presented in the table above have been computed on a tax-equivalent basis.
With the exception of U.S. government agency securities, the Bank did not have investments with a single issuer exceeding, in the aggregate, 10% of the Company’s shareholders’ equity.
Return on Equity and Assets
The following table presents certain profitability, return and capital ratios for the Company as of the end of the past three fiscal years.

	December 31,
	2006	2005	2004
Return on Average Assets	0.78%	1.00%	1.19%
Return on Average Equity	9.57%	12.80%	14.86%
Dividend Payout	—	—	–
Equity to Assets	7.70%	8.19%	7.63%

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
As of December 31, 2006, the Bank’s liquidity ratio was 15.1% as compared to 18.8% at December 31, 2005. In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with The Bankers Bank and SunTrust Bank. Management is not aware of any demands, commitments or uncertainties which could materially affect the Bank’s liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities at December 31, 2006 with a market value of $53.3 million in its available-for-sale portfolio which would provide an additional source of liquidity.
Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank’s exposure to interest rate risk. Various assets and liabilities are termed to be “rate sensitive” when the interest rate can be replaced. By definition, the “gap” is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon. At December 31, 2006, the Bank was asset sensitive except in the 3-12 month time frame.
The following is an analysis of rate sensitive assets and liabilities as of December 31, 2006 (in thousands):

				5 years
	0- 3 mos.	3 – 12 mos.	1 – 5 years	or more	Total
Taxable securities	$—	$6,021	$12,579	$28,992	$47,592
Tax-exempt securities	—	—	539	5,142	5,681
Federal funds sold and cash in banks	12,291	—	—	—	12,291
Loans	191,742	23,925	118,393	3,581	337,641

Total rate sensitive assets	204,033	29,946	131,511	37,715	403,205

NOW and money market deposits	41,169	—	—	—	41,169
Savings deposits	53,606	—	—	—	53,606
Time deposits	51,989	108,658	46,047	25	206,719

Total rate sensitive deposits	146,764	108,658	46,047	25	301,494

Borrowed funds	38,561	—	—	—	38,561

Total rate sensitive liabilities	185,325	108,658	46,047	24	340,055

Excess of rate sensitive assets less rate sensitive liabilities	$18,708	$(78,712)	$85,464	$37,690	$63,150
Cumulative ratio of rate sensitive assets to liabilities	110%	80%	107%	119%
Cumulative gap	$18,708	$(60,004)	$25,460	$63,150

Capital Resources
The equity capital of the Bank totaled $32.3 million at December 31, 2006, an increase of $3.1 million, or 10.6%, from equity capital of $29.2 million at December 31, 2005. The increase in equity capital was attributable to the Bank’s net income of $3.0 million, offset by a $200,000 debit adjustment as a result of SEC pronouncement SAB 108 effective November 15, 2006, and an increase of $300,000 in the Bank’s after-tax unrealized gain/(loss) on available-for-sale securities, which under Statement of Financial Accounting Standard No. 115, is recognized in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account.
The equity capital of the Company totaled $32.1 million at December 31, 2006.
Management believes that the capitalization of the Company and the Bank is adequate to sustain the growth experienced in 2006. The following table sets forth the applicable actual and required capital ratios for the Company and the Bank as of December 31, 2006:

		Minimum
Bank	December 31, 2006	Regulatory Requirement
Tier 1 Capital ratio	9.32%	4.0%
Total risk-based capital ratio	10.57%	8.0%
Leverage ratio	8.77%	4.0%

Company – Consolidated

Tier 1 Capital ratio	9.25%	4.0%
Total risk-based capital ratio	10.50%	8.0%
Leverage ratio	7.85%	4.0%
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
The primary objective of asset/liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments in order to manage this risk.

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
Following is an analysis of significant off-balance sheet financial instruments at December 31, 2006 and 2005.

	At	At
	December 31, 2006	December 31, 2005
	(In thousands)
Commitments to extend credit	$79,828	$66,262
Standby letters of credit	2,389	1,947

	$82,217	$68,209

Contractual Obligations
We have various contractual obligations that we must fund as part of our normal operations. The following table shows aggregate information about our contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2006, based upon rates in effect at December 31, 2006.
Payments Due by Period (in thousands)

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt	$889	$147	$401	$341	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	811	288	523	—	—
Time Deposits	216,495	168,182	47,971	295	47

	$218,195	$168,617	$48,895	$636	$47

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

Item 8. Financial Statements and Supplementary Data
The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There has been no occurrence requiring a response to this item.
Item 9A. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-K and have concluded that the Company’s disclosure controls and procedures are effective. During the fourth quarter of 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9A(T). Controls and Procedures
Not applicable.
Item 9B. Other Information
Not applicable.

PART III
Certain information required by Part III of this Form 10-K is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Shareholders to be held on May 21, 2007 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the Securities and Exchange Commission.
Item 10. Directors and Executive Officers of the Registrant
The information responsive to this item is incorporated by reference from the sections entitled “Corporate Governance and Board Matters,” “Election of Directors” and “Executive Officers” contained in the Proxy Statement.
Item 11. Executive Compensation
The information responsive to this item is incorporated by reference from the section entitled “Executive Compensation” contained in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information responsive to this item is incorporated by reference from the section entitled “Ownership of Common Stock” contained in the Proxy Statement. See also the section entitled “Equity Compensation Plan Information” in Item 5 of this Annual Report.
Item 13. Certain Relationships and Related Transactions
The information responsive to this item is incorporated by reference from the sections entitled “Corporate Governance and Board Matters and “Related Party Transactions” contained in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information responsive to this item is incorporated by reference from the section entitled “Independent Public Accountants” contained in the Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)1. The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedules
Not Applicable
(a)3 & (b). The following exhibits are filed with this report:

Exhibit
Number		Description of Exhibit

3.1	-	Articles of Incorporation of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763, previously filed with the Commission).

3.1.1	-	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, previously filed with the Commission).

3.2	-	By-Laws of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended (Registration No. 333-69763)).

10.1	-	Employment Agreement dated October 6, 1997 between the Company and Patrick G. Blanchard (incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, previously filed with the Commission).

Exhibit
Number		Description of Exhibit

10.1.1	-	Amendment No. 1 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard, dated September 30, 1998 (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

10.1.2	-	Amendment No. 2 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard, dated December 23, 1998 (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

10.2	-	1997 Stock Option Plan (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Commission).

10.3	-	Directors Stock Purchase Plan (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Commission).

10.4	-	2005 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, filed with the Commission on May 5, 2005).

10.5	-	Form of Incentive Stock Option Agreement under the Company’s 2005 Incentive Plan (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, previously filed with the Commission).

* 10.6	-	Severance Protection Agreement between First Bank of Georgia and Remer Y. Brinson, III, dated September 4, 2000.

* 10.7	-	Compensation Arrangements with Remer Y. Brinson, III.

* 10.8	-	First Bank of Georgia Annual Incentive Plan for Patrick G. Blanchard and Remer Y. Brinson, III.

* 10.9	-	Compensation Arrangements with Patrick G. Blanchard.

10.10	-	Severance Protection Agreement between First Bank of Georgia and Bradley J. Gregory, dated August 24, 2006 (incorporated herein by reference from Exhibit 10.1 contained in the Current Report on Form

Exhibit
Number		Description of Exhibit

8-K dated August 24, 2006, previously filed with the Commission).

10.11	-	Compensation Arrangements with Bradley J. Gregory (incorporated herein by reference from Exhibit 10.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, previously filed with the Commission).

14.1	-	Code of Ethics (incorporated herein by reference from Exhibit 99.2 contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, previously filed with the Commission).

* 21.1	-	Subsidiaries of the Registrant.

* 23.1	-	Consent of Cherry, Bekaert & Holland, L.L.P.

* 31.1	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

* 31.2	-	Certification of Acting Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

* 32.1	-	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* 99.1	-	Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.
	By:	/s/ Patrick G. Blanchard
Date: March 28, 2007		Patrick G. Blanchard
President and Chief Executive Officer (principal executive officer)

Date: March 28, 2007	By:	/s/ Bradley J. Gregory, Sr.
Bradley J. Gregory, Sr.
Senior Vice President & Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS	DATE

/s/ Patrick G. Blanchard Patrick G. Blanchard	March 28, 2007

/s/ Remer Y. Brinson, III Remer Y. Brinson, III	March 28, 2007

/s/ Larry DeMeyers Larry DeMeyers	March 28, 2007

/s/ Philip G. Farr Philip G. Farr	March 28, 2007

/s/ Samuel A. Fowler, Jr. Samuel A. Fowler, Jr.	March 28, 2007

/s/ Arthur J. Gay, Jr. Arthur J. Gay, Jr.	March 28, 2007

/s/ Joseph D. Greene Joseph D. Greene	March 28, 2007

/s/ J. Randall Hall J. Randall Hall	March 28, 2007

/s/ John W. Lee John W. Lee	March 28, 2007

/s/ Robert N. Wilson, Jr. Robert N. Wilson, Jr.	March 28, 2007

/s/ Hugh L. Hamilton, Jr. Hugh L. Hamilton, Jr.	March 28, 2007

/s/ William G. Hatcher, Sr. William G. Hatcher	March 28, 2007

/s/ George H. Inman George H. Inman	March 28, 2007

/s/ David W. Joesbury, Sr. David W. Joesbury	March 28, 2007

/s/ James L. Lemley, M.D. James L. Lemley, M.D.	March 28, 2007

/s/ Julian W. Osbon Julian W. Osbon	March 28, 2007

/s/ Bennye M. Young Bennye M. Young	March 28, 2007

/s/ A. Montague Miller A. Montague Miller	March 28, 2007

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.6	Severance Protection Agreement between First Bank of Georgia and Remer Y. Brinson, III, dated September 4, 2000

10.7	Compensation Arrangements with Remer Y. Brinson, III

10.8	First Bank of Georgia Annual Incentive Plan for Patrick G. Blanchard and Remer Y. Brinson, III

10.9	Compensation Arrangements with Patrick G. Blanchard

21.1	Subsidiaries of the Registrant

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Financial Statements