Form 10-Q
period 2007-03-31
GEORGIA CAROLINA BANCSHARES INC
filed 2007-05-15
CIK 1044082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2007

Common Stock, $.001 Par Value	3,389,672 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.
GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$12,281	$11,109
Federal funds sold	100	1,182
Securities available-for-sale	54,834	53,273
Loans, net of allowance for loan losses	295,525	276,497
Loans, held for sale	48,652	56,758
Bank premises and fixed assets	10,656	10,655
Accrued interest receivable	2,047	1,738
Foreclosed real estate, net of allowance	529	599
Deferred tax asset, net	1,378	1,360
Federal Home Loan Bank Stock	823	2,131
Other assets	1,848	2,169

Total assets	$428,673	$417,471

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$45,933	$39,848
Interest-bearing:
NOW accounts	30,566	28,447
Savings	66,911	53,606
Money market accounts	11,576	12,722
Time deposits of $100,000, and over	134,858	139,369
Other time deposits	94,994	67,350

Total deposits	384,838	341,342

Borrowings:
Other liabilities, borrowings and retail agreements	10,725	44,003

Total liabilities	395,563	385,345

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 3,388,116 and 3,376,522 shares issued and outstanding	4	4
Additional paid-in-capital	14,635	14,500
Retained Earnings	18,635	17,903
Accumulated other comprehensive income (loss)	(164)	(281)

Total shareholders’ equity	33,110	32,126

Total liabilities and shareholders’ equity	$428,673	$417,471

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Interest income
Interest and fees on loans	$6,302	$5,159
Interest on taxable securities	575	391
Interest on nontaxable securities	52	35
Interest on Federal funds sold	83	26

Total interest income	7,012	5,611

Interest expense
Interest on time deposits of $100,000 or more	1,701	917
Interest on other deposits	1,763	1,329
Interest on funds purchased and other borrowings	283	167

Total interest expense	3,747	2,413

Net interest income	3,265	3,198

Provision for loan losses	268	183

Net interest income after provision for loan losses	2,997	3,015

Non-interest income
Service charges on deposits	303	188
Other income/loss	180	130
Gain on sale of mortgage loans	2,036	1,890

	2,519	2,208

Non-interest expense
Salaries and employee benefits	2,873	2,895
Occupancy expenses	356	367
Other expenses	1,172	1,025

	4,401	4,287

Income before income taxes	1,115	936

Income tax expense	384	287

Net income	$731	$649

Net income per share of common stock (See Note 1)
Basic	$0.22	$0.19

Diluted	$0.21	$0.19

Dividends per share of common stock	$—	$—

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Net income	$731	$649

Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	117	(49)

Comprehensive income	$848	$600

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$731	$649
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	190	196
Provision for loan losses	268	183
SFAS 123R Stock option expense	58	75
Stock compensation	45	36
(Gain)/Loss on sales of other real estate	(9)	(10)
Net origination & proceeds on loans originated for sale	8,106	(3,873)
Increase in accrued interest receivable	(309)	(32)
Increase in accrued interest payable	303	361
Increase in deferred tax	(83)	(21)
Net change in other assets and liabilities	(127)	127

Net cash (used in) provided by operating activities	9,173	(2,309)

Cash flows from investing activities
Increase in federal funds sold	1,082	—
Loan originations and collections, net	(19,397)	(2,173)
Purchases of available for sale securities	(2,479)	(4,748)
Proceeds from maturities, sales & calls of available-for-sale securities, net	1,100	751
(Purchases)/sales of restricted securities	1,308	(187)
Proceeds from sale of foreclosed real estate	180	235
Net additions to premises and equipment	(165)	(642)

Net cash used in investing activities	(18,371)	(6,764)

Cash flows from financing activities
Net increase in deposits and funds purchased	10,337	18,427
Proceeds from stock options exercised	33	60

Net cash provided by financing activities	10,370	18,487

Net increase in cash and due from banks	1,172	9,414

Cash and due from banks at beginning of period	11,109	9,498

Cash and due from banks at end of period	$12,281	$18,912

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
Note 1 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). Significant intercompany transactions and accounts have been eliminated in consolidation.
The financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 – Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, to account for compensation costs under its stock option plans. The adoption of SFAS No. 123(R) resulted in an additional expense in the first three months of 2007 of approximately $58,000, net of tax, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.
In adopting SFAS No. 123R, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.
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

Note 3 — Earnings Per Share
Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers and other employees of the Company, diluted earnings per share are presented in the Statements of Income.
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
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31, 2007
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$731,000
Basic EPS
Income available to common shareholders	731,000	3,380,162	$0.22
Effect of dilutive securities
Options		117,331

Diluted EPS
Income available to common shareholders and assumed conversions	$731,000	3,497,493	$0.21

	For the Three Months Ended March 31, 2006
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$649,000
Basic EPS
Income available to common shareholders	649,000	3,360,841	$0.19
Effect of dilutive securities
Options		120,429

Diluted EPS
Income available to common shareholders and assumed conversions	$649,000	3,481,270	$0.19

Note 4 — Impact of Recently Issued Accounting Standards
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and resolves issues in Statement No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The provisions of this statement are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the consolidated financial statements of the Company.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, with respect to the accounting for separately-recognized servicing assets and servicing liabilities. The provisions of this statement are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the consolidated financial statements of the Company.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this new standard to have a material impact on the consolidated financial statements of the Company.
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this new standard has not had a material impact on the consolidated financial statements of the Company.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS 159 is effective for the Company on January 1, 2008. Early adoption is permitted, provided the entity also elects to apply the provisions of SFAS 157, Fair Value Measurements. Management of the Company is currently evaluating the potential impact of SFAS 159 on the consolidated financial statements of the Company.

Note 5 – Commitments and Contingencies
The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At March 31, 2007, the Bank had outstanding loan commitments approximating $54.9 million.
Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $2.0 million as of March 31, 2007.
The Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Bank enters into individual forward sales commitments at the same time the commitments to originate are finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Bank’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $28.6 million each at March 31, 2007. The net unrealized gains/losses of the origination and sales commitments did not have a material effect on the consolidated financial statements of the Company at March 31, 2007.
The Bank has executed individual forward sales commitments related to retail mortgage loans, which are classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Bank’s market risk on these loans. The notional value of the forward sales commitments on retail mortgage loans at March 31, 2007 was approximately $44.0 million. The fair value of the sales commitments on retail mortgage loans resulted in no material gains or losses to the Bank at March 31, 2007.
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
New Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The Company will be required to adopt this statement beginning in 2008. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or liquidity.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying financial statement misstatements to determine if any restatement of prior financial statements is required. SAB 108 addresses the two techniques commonly used in practice in accumulating and quantifying misstatements, and requires that the technique with the most severe result be used in determining whether a misstatement is material. SAB 108 was adopted by the Company on December 31, 2006. As a result of adopting SAB 108 on December 31, 2006, the Company recognized a decrease of $177,000 to beginning retained earnings as of January 1, 2006. The decrease is the result of an additional payroll accrual as of December 31, 2005, which the Company has elected to correct under the guidance in SAB 108. Adopting SAB 108 also resulted in the restatement of net income for the first quarter of 2006 from $678,000 to $649,000, which was also the result of an additional payroll accrual, net of tax. Based on the method previously applied, prior to the issuance of SAB 108, the impact was considered immaterial to the Company’s consolidated financial condition, results of operations, and liquidity.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable, and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS 159 is effective for the Company on January 1, 2008. Early adoption is permitted, provided the entity also elects to apply the provisions of SFAS 157, Fair Value Measurements. Management of the Company is currently evaluating the potential impact of SFAS 159 on the Company’s consolidated financial condition, results of operations, and liquidity.
Results of Operations
Overview
The Company’s net income was $731,000 for the first quarter of 2007, compared to $649,000 for the first quarter of 2006, an increase of 12.6%. Basic earnings per share were $0.22 for the first quarter of 2007, compared to $0.19 for the first quarter of 2006.
The Company’s return on average assets was 0.72% (annualized) for the three months ended March 31, 2007, compared to 0.75% (annualized) for the three months ended March 31, 2006. The Company’s return on average equity for the three months ended March 31, 2007 was 8.79% (annualized) compared to 8.98% (annualized) for the three months ended March 31, 2006.
Net Interest Income
Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).
Net interest income was $3,265,000 for the quarter ended March 31, 2007, an increase of $67,000 (2.1%) over net interest income of $3,198,000 for the quarter ended March 31, 2006. This increase was primarily the result of investing increased deposit liability funds and other borrowed funds in higher yielding loans, offset by higher interest rates paid by the Bank on deposit liability funds and other borrowed funds as competitive interest rates continued to rise. Interest-earning assets were $404,588,000 at March 31, 2007 compared to $394,227,000 at December 31, 2006 and $341,350,000 at March 31, 2006, increases of $10,361,000 (2.6%) and $63,238,000 (18.5%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $344,177,000 at March 31, 2007 compared to $333,255,000 at December 31, 2006 and $290,316,000 at March 31, 2006, increases of $10,922,000 (3.3%) and $53,861,000 (18.6%) respectively. The increase continues to be primarily attributable to the Company’s continuing loan growth in the Augusta, Georgia and Columbia County, Georgia market areas.
Interest Income
Interest income for the three months ended March 31, 2007 was $7,012,000, an increase of $1,401,000 (25.0%) from $5,611,000 for the three months ended March 31, 2006. The increase in interest income primarily resulted from an increase in interest and fees on loans. The increase in interest and fees on loans resulted from higher yields on the Bank’s growing loan portfolio. Interest income and fees on loans for the three months ended March 31, 2007 were $6,302,000, an increase of $1,143,000 (22.2%) from $5,159,000 for the three months ended March 31, 2006. The Bank’s opportunity to increase the investment in loans continues to be primarily attributable to the Bank’s growth in the Augusta, Georgia and Columbia County, Georgia market areas.

Interest Expense
Interest expense for the three months ended March 31, 2007 was $3,747,000, an increase of $1,334,000 (55.3%) from $2,413,000 for the three months ended March 31, 2006. While the Bank has experienced a significant increase in the amount of interest-bearing deposits from March 31, 2006 to March 31, 2007, interest expense on these deposits has also increased due to the higher interest rate environment.
Provision for Loan Losses
The provision for loan losses was $268,000 for the three months ended March 31, 2007, compared to $183,000 for the three months ended March 31, 2006, representing an increase of 46.4%. This increase is the result of management’s continuing analysis of the adequacy of the allowance for loan losses on the Bank’s growing loan portfolio. The ratio of the allowance for loan losses to total gross loans was 1.33% at March 31, 2007 and 1.31% at December 31, 2006. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to gross loans was 1.55% at March 31, 2007 and 1.58% at December 31, 2006. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Non-interest Income
Non-interest income for the three months ended March 31, 2007 was $2,519,000, an increase of $311,000 (14.1%) from $2,208,000 for the three months ended March 31, 2006. Service charges on deposit accounts were $303,000 for the three months ended March 31, 2007, an increase of $115,000 (61.2%) from $188,000 for the three months ended March 31, 2006. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,036,000 for the three months ended March 31, 2007, an increase of $146,000 (7.7%) from $1,890,000 for the three months ended March 31, 2006. Substantially all loans originated by the division are sold in the secondary market with servicing rights released.
Non-interest Expense
Non-interest expense for the three months ended March 31, 2007 was $4,401,000, an increase of $114,000 (2.7%) from $4,287,000 for the three months ended March 31, 2006. Salary and employee benefit costs were $2,873,000 for the three months ended March 31, 2007, a decrease of $22,000 (0.8%) from $2,895,000 for the three months ended March 31, 2006. Occupancy expenses and other non-interest expenses for the three months ended March 31, 2007 increased by $136,000 (9.8%) to $1,528,000 from $1,392,000 during the three months ended March 31, 2006. This increase was primarily a result of the continued expansion and growth of the Bank, including expenses associated with the new main office.
Income Taxes
The Company recorded income tax expense of $384,000 for the three months ended March 31, 2007, resulting from net income before taxes of $1,115,000 for the quarter. Included in the income tax expense is a deferred tax valuation allowance of $9,398 related to Georgia low income housing tax credits.

Financial Condition
Overview
Total consolidated assets at March 31, 2007 were $428,673,000, an increase of $11,202,000 (2.7%) from December 31, 2006 total consolidated assets of $417,471,000. At March 31, 2007, loans represented 86.2% of interest-earning assets compared to 85.6% at December 31, 2006. Investments in securities at March 31, 2007 were $54,834,000, an increase of $1,561,000 (2.9%) from $53,273,000 at December 31, 2006. Interest-bearing deposits at March 31, 2007 were $338,905,000, an increase of $37,411,000 (12.4%) from the December 31, 2006 balance of $301,494,000. The Bank’s lines of credit balances with the Federal Home Loan Bank were $0 at March 31, 2007, as compared to December 31, 2006 balances of $31,828,000. Federal funds sold at March 31, 2007 were $100,000 compared to $1,182,000 at December 31, 2006, a decrease of $1,082,000 (91.5%). The Bank’s retail repurchase agreements amounted to $5,402,000 at March 31, 2007, a decrease of $1,331,000 (19.8%) from the December 31, 2006 balance of $6,733,000. The Company’s balance on its line of credit with a correspondent bank was $700,000 at both March 31, 2007 and December 31, 2006.
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
Non-performing assets were $2,981,000 at March 31, 2007, compared to $2,885,000 at December 31, 2006. The composition of non-performing assets for each date is shown below.

	March 31,	December 31,
	2007	2006
Non-accrual loans	$2,452,000	$2,286,000
OREO, net of valuation allowance	529,000	599,000

	$2,981,000	$2,885,000

The ratio of non-performing assets to total loans and other real estate was 0.85% at March 31, 2007 and 0.85% at December 31, 2006.
The reduction and disposition of non-performing assets is a management priority.
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended March 31, 2007, management determined that the allowance for loan losses should be increased through a provision for loan losses of $268,000. The ratio of the allowance for loan losses to total gross loans was 1.33% at March 31, 2007 and 1.31% at December 31, 2006. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to gross loans was 1.55% at March 31, 2007 and 1.58% at

December 31, 2006. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
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
The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at March 31, 2007 was 20.6%, compared to 15.1% at December 31, 2006.
Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 4.0% for “Tier 1” risk-based capital, 8.0% for total risk-based capital and 4.0% for the “Tier 1” leverage ratio. At March 31, 2007, the Bank’s Tier 1 risk-based capital ratio was 9.2% and the total risk-based capital ratio was 10.5%, compared to 9.4% and 10.7% at December 31, 2006, respectively. At March 31, 2007, the Bank’s leverage ratio was 8.2% compared to 8.1% at December 31, 2006.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.
The following is an analysis of significant off-balance sheet financial instruments at March 31, 2007 and December 31, 2006.

	At	At
	March 31,	December 31,
	2007	2006
	(in thousands)

Commitments to extend credit	$54,925	$79,828
Standby letters of credit	1,957	2,389

	$56,882	$82,217

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2007 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures.
Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2007 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 4T. Controls and Procedures.
Please see response to Item 4.
Part II — OTHER INFORMATION
Item 6. Exhibits.
The following exhibits are filed with this Report:

Exhibit No.		Description

3.1	—	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

3.1.1	—	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	—	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

31.1	—	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.
May 15, 2007	By:	/s/ Patrick G. Blanchard
Patrick G. Blanchard
President and Chief Executive Officer (principal executive officer)

May 15, 2007	By:	/s/ Bradley J. Gregory, Sr.
Bradley J. Gregory, Sr.
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.