Form 10-K
period 2007-12-31
GEORGIA CAROLINA BANCSHARES INC
filed 2008-03-28
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
Common Stock, $0.001 Par Value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑
Indicate by check mark whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes      ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (2,432,980 shares), on March 24, 2008 was $22,140,118 based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on March 24, 2008. For purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date. As of March 24, 2008, 3,402,649 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2008 Annual Meeting of Shareholders scheduled to be held on May 19, 2008 are incorporated by reference in response to Part III of this Report.

GEORGIA-CAROLINA BANCSHARES, INC.
2007 Form 10-K Annual Report

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
PART I
Item 1. Business
General
Georgia-Carolina Bancshares, Inc. (the “Company”) is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, locally owned, state-chartered commercial bank which opened for business in 1989. The Bank operates three offices in Augusta, Georgia, two offices in Martinez, Georgia and one office in Thomson, Georgia.
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
In September 1999, the Bank established a mortgage division which operates as First Bank Mortgage (the “Mortgage Division”). The Mortgage Division originates mortgage loans and offers a variety of other mortgage products. As of December 31, 2007, First Bank Mortgage had locations in the Augusta and Savannah, Georgia markets as well as the Jacksonville, Florida market.
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
Market Area and Competition
The primary service area of the Bank includes the counties of Richmond, Columbia and McDuffie, Georgia, and the communities of Augusta, Martinez, Evans and Thomson, Georgia, which are within a 30-mile radius of the Bank’s main office. The Bank encounters competition from other commercial banks, which offer a full range of banking services and compete for all types of services, especially deposits. In addition, in certain aspects of its banking business, the Bank also competes with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds and other financial service companies which attract customers that have traditionally been served by banks.
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
Correspondent Banking
Correspondent banking involves the delivery of services by one bank to another bank which cannot provide that service from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase and sale of federal funds, security safekeeping, investment services, coin and currency supplies, over line and liquidity loan participations, and sales of loans to or participations with correspondent banks.
The Bank sells loan participations to correspondent banks. The Bank has established correspondent relationships with Silverton Bank, the Federal Home Loan Bank of Atlanta and SunTrust Bank. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondents in both non-interest bearing and interest bearing accounts.
Data Processing
The Bank has entered into a data processing servicing agreement with Fidelity Information Services, under which the Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.
Employees
At December 31, 2007, the Company and the Bank employed 153 persons on a full-time basis and 7 persons on a part-time basis, including 45 officers.
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
The Change in Bank Control Act of 1978 requires a person (or a group of persons acting in concert) acquiring “control” of a bank holding company to provide the Federal Reserve Board with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any “company” must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.
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
If the Company, which has not obtained qualification as a “financial holding company,” were to do so in the future, the Company would be eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act, provided that if any of the Company’s banking subsidiaries were to cease to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board could, among other things, place limitations on the Company’s ability to conduct these broader financial activities or, if the deficiencies persisted, require the Company to divest the banking subsidiary. In addition, if the Company were to be qualified as a financial holding company and any of its banking subsidiaries were to receive a rating of less than satisfactory under the Community Reinvestment Act of 1977 (the “CRA”), the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The broader range of activities in which financial holding companies are eligible to engage include activities that are determined to be “financial in nature,” including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies.
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
Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.
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
Deposit Insurance and Assessments. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, except for “self-directed” retirement accounts, which are insured up to $250,000 per owner. All insured banks are required to pay semi-annual deposit insurance assessments to the FDIC, which are determined pursuant to a risk-based system adopted by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). On March 31, 2006, in accordance with the FDI Reform Act, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”). Effective January 1, 2007, the FDIC also revised the risk-based premium system under which the FDIC classifies institutions and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. Under the new rules, the FDIC will evaluate each institution’s, including the Bank’s, risk based on a combination of the institution’s supervisory ratings and financial ratios. FDIC assessment rates will generally range between 5 and 7 cents per $100 in deposits.
Capital Adequacy
Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.
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
Item 1A. Risk Factors
The following are certain significant risks that our management believes are specific to our business. This should not be viewed as an all-inclusive list.
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
Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, may adversely affect the Company.
If the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations declines, or continues to decline, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant effect on the Bank’s loan portfolio and allowance for loan losses. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect the Company’s financial condition and results of operations.
Weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us.
Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of many mortgage loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that we hold, mortgage loan originations and profits on sale of mortgage loans. Declining real estate prices and higher interest rates have caused higher delinquencies and losses on certain mortgage loans. These trends could continue. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers resulting in higher delinquencies and greater charge-offs in future periods, which could adversely affect our financial condition or results of operations. Additionally, decreases in real estate values might adversely affect the creditworthiness of state and local governments, and this might result in decreased profitability or credit losses from loans made to such governments.
Our loan portfolio includes a substantial amount of commercial real estate and construction and development loans, which may have more risks than residential or consumer loans.
Our commercial real estate loans and construction and development loans account for a substantial portion of our total loan portfolio. These loans generally carry larger loan balances and usually involve a greater degree of financial and credit risk than home equity, residential or consumer loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.
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
The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks and trust services, which we currently do not provide. There is a risk that we will not be able to compete successfully with other financial institutions in our markets, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. Competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us. In new markets that we may enter, we will also compete against well-established community banks that have developed relationships within the community.
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
We believe that our growth and future success will depend in large part on the skills of our executive officers. The loss of the services of one or more of these officers could impair our ability to continue to implement our business strategy. In particular, Patrick G. Blanchard, our President and Chief Executive Officer, Remer Y. Brinson, III, our Bank’s President and Chief Executive Officer, and Thomas M. Bird,

Executive Vice President of First Bank Mortgage, have extensive and long-standing ties within our primary market areas and substantial experience with our operations, and have contributed significantly to our growth. If we lose the services of any one of them, he may be difficult to replace and our business could be materially and adversely affected.
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
We intend to expand our banking network over the next several years into both new and existing markets in and around our current market areas. We believe that to expand into new markets successfully, we must identify and recruit experienced key management members with local expertise and relationships in these markets. We expect that competition for qualified management in the markets in which we may expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from their current employers. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel to manage new offices effectively and in a timely manner would limit our growth and could materially adversely affect our business, financial condition and results of operations. We may fail to open any additional offices and, if we open these offices, they may not be profitable.
We will face risks with respect to future expansion and acquisitions or mergers.
We may expand into new lines of business or offer new products or services. Any expansion plans we undertake may also divert the attention of our management from the operation of our business, which could have an adverse effect on our results of operations. We may also seek to acquire other financial institutions or assets of those institutions. Any of these activities would involve a number of risks such as the time and expense associated with evaluating new lines of business or new markets for expansion, hiring or retaining local management and integrating new acquisitions. Even if we identify new lines of business or new products or services, they may not be profitable. Nor can we say with certainty that we will be able to consummate, or if consummated, successfully integrate, future acquisitions, if any, or that we will not incur disruptions or unexpected expense in integrating such acquisitions. Any given acquisition, if and when consummated, may adversely affect our results of operations and financial condition.
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
The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all banks and bank holding companies, our cost of compliance could adversely affect our profitability.
Efforts to comply with the Sarbanes-Oxley Act have involved significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.
The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. For example, by December 31, 2007, we were required to comply with Section 404 of the Sarbanes-Oxley Act and issue a report on our internal controls. We expect these rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
We conduct evaluations of our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to in the future, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer and the trading market for our common stock could be materially impaired.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted during the fourth quarter ended December 31, 2007 to a vote of security holders of the Company.

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

	High	Low
Fiscal year ended December 31, 2007
First Quarter	$14.10	$12.90
Second Quarter	$14.00	$12.90
Third Quarter	$13.50	$13.00
Fourth Quarter	$13.20	$10.90
Fiscal year ended December 31, 2006
First Quarter	$16.00	$13.82
Second Quarter	$15.50	$13.50
Third Quarter	$16.60	$13.95
Fourth Quarter	$16.65	$12.80
Holders of Common Stock
As of March 24, 2008, the number of holders of record of the Company’s common stock was approximately 589.
Dividends
No cash dividends were paid by the Company during the years ended December 31, 2007 or 2006. On April 1, 2005, the Company effected a 5-for-4 split of its common stock in the form of a 25% stock dividend to shareholders of record as of March 1, 2005.
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
Equity Compensation Plan Information
     The Company currently has three equity compensation plans: (i) the 1997 Stock Option Plan, which was approved by shareholders; (ii) the 2004 Incentive Plan, which was approved by shareholders; and (iii) the Director Stock Purchase Plan, which has not been approved by shareholders. The following table provides information as of December 31, 2007 regarding the Company’s then existing compensation plans and arrangements:

			Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities
	and rights	and rights	reflected in column
Plan category	(a)	(b)	(a)) (c)
Equity compensation plans approved by security holders:
1997 Stock Option Plan	282,055	$6.98	—
2004 Incentive Plan	42,386	$14.71	286,739
Equity compensation plans not approved by security holders	N/A	N/A	78,027
Total	324,441	$7.99	364,766
Director Stock Purchase Plan
     The Director Stock Purchase Plan provides that non-employee directors of the Company and the Bank may elect to purchase shares of the Company’s common stock in lieu of receiving cash for director fees earned in each calendar quarter. The purchase price for shares acquired under the plan is $2.00 less than the closing market price of the Company’s common stock as reported on the Over-the-Counter Bulletin Board on the last day of each calendar quarter. A non-employee director may join the plan at any time during the last seven days of each calendar quarter.

Item 6. Selected Financial Data
     Our selected consolidated financial data presented below as of and for the years ended December 31, 2003 through 2007 is derived from our audited consolidated financial statements. Our audited consolidated financial statements as of December 31, 2007 and 2006 and for each of the years in the three year period ended December 31, 2007 are included elsewhere in this report. All years have been restated as necessary for stock dividends and stock splits.

	At and for the Years Ended December 31,
	($ in thousands, except per share data)
	2007	2006	2005	2004	2003

Selected Balance Sheet Data:
Assets	$447,869	$417,471	$349,481	$332,393	$266,025
Investment securities	60,393	55,404	39,362	43,375	35,594
Loans, held for investment	322,201	280,883	248,311	216,728	174,567
Loans, held for sale	39,547	56,758	40,064	56,729	34,219
Allowance for loan losses	5,059	4,386	3,756	3,416	3,164
Deposits	379,966	341,342	304,440	257,780	221,656
Short-term borrowings	17,373	38,561	13,342	46,987	19,993
Accrued interest	3,268	3,214	1,539	785	531
Long-term debt	10,600	700	800	900	1,000
Other liabilities	691	1,528	751	573	981
Shareholders’ equity	35,971	32,126	28,609	25,368	21,864

Selected Results of Operations Data:
Interest income	29,019	25,335	20,876	16,088	15,159
Interest expense	15,706	11,969	8,420	4,468	4,911

Net interest income	13,313	13,366	12,456	11,620	10,248
Provision for loan losses	909	898	1,022	808	880

Net interest income after provision for provision for loan losses	12,404	12,468	11,434	10,812	9,368
Non-interest income	9,932	9,800	10,331	10,571	15,540
Non-interest expense	17,816	17,911	16,368	15,714	16,503

Income before taxes	4,520	4,357	5,397	5,669	8,405
Income tax expense	1,619	1,460	1,942	2,167	3,373

Net income	$2,901	$2,897	$3,455	$3,502	$5,032

Per Share Data
Net income — basic	$0.85	$0.86	$1.04	$1.06	$1.53
Net income — diluted	$0.83	$0.83	$0.98	$0.99	$1.41
Book value	$10.58	$9.51	$8.53	$7.65	$6.63
Weighted average number of shares outstanding:
Basic	3,393,224	3,370,277	3,336,834	3,305,534	3,281,130
Diluted	3,508,606	3,489,564	3,524,294	3,521,876	3,560,495

	At and for the Years Ended December 31,
	2007	2006	2005	2004	2003

Performance Ratios:
Return on average assets	0.69%	0.78%	1.00%	1.19%	1.92%
Return on average equity	8.39%	9.57%	12.80%	14.86%	25.97%
Net interest margin (1)	3.36%	3.81%	3.78%	4.14%	3.96%
Efficiency ratio (2)	6.64%	77.39%	71.45%	70.81%	63.98%
Loan to deposit ratio	95.21%	98.92%	94.72%	106.08%	94.19%

	At and for the Years Ended December 31,
	2007	2006	2005	2004	2003

Asset Quality Ratios:
Nonperforming loans to total loans	3.20%	0.68%	0.59%	0.61%	0.51%
Nonperforming assets to total assets	2.69%	0.69%	0.61%	0.63%	0.42%
Net charge-offs to average total loans	0.08%	0.09%	0.24%	0.23%	0.07%
Allowance for loan losses to nonperforming loans	43.77%	191.86%	219.91%	205.29%	299.05%
Allowance for loan losses to total loans	1.40%	1.30%	1.30%	1.25%	1.52%

Capital Ratios:
Average equity to average assets
Leverage ratio	8.18%	7.85%	8.14%	7.98%	8.48%
Tier 1 risk-based capital ratio	9.39%	9.25%	9.91%	9.11%	10.38%
Total risk-based capital ratio	10.72%	10.50%	11.16%	10.34%	11.89%

Growth Ratios and Other Data:
Percentage change in net income	0.1%	(16.2%)	(1.3%)	(30.4%)	51.1%
Percentage change in diluted net income per share	0.0%	(15.3%)	(1.0%)	(29.8%)	48.4%
Percentage change in assets	7.3%	19.5%	5.1%	24.9%	3.4%
Percentage change in loans	7.1%	17.1%	5.5%	31.0%	(2.1%)
Percentage change in deposits	11.3%	12.1%	18.1%	16.3%	9.9%
Percentage change in equity	12.0%	12.3%	12.8%	16.0%	29.4%

(1)	Non-tax equivalent.

(2)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income, excluding gains and losses on the sale of assets.
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

Consolidated Financial Information
Certain financial information for the Company and Bank consolidated, and solely for the Bank as of and for the years ended December 31, 2007, 2006 and 2005 is presented below:

	2007		2006		2005
	Total Assets	Net Income	Total Assets	Net Income	Total Assets	Net Income
			(Dollar amounts in thousands)

Consolidated	$447,869	$2,901	$417,471	$2,897	$349,481	$3,455
Bank only	$447,852	$3,155	$417,154	$3,040	$349,368	$3,604
During 2007, the Company funded operational costs primarily through the income tax credit provided by the Bank and proceeds from the exercise of stock options. The Company incurred approximately $397,594 in operational costs for the year ended December 31, 2007. The Company recorded an income tax benefit of $143,050, resulting in a net loss of $254,544 for 2007.
The Company has entered into an agreement with Silverton Bank that provides the Company with a line of credit of up to $3 million and bears interest at the prime rate minus 50 basis points and matures in 2014. As of December 31, 2007 and 2006, the outstanding balance under the line of credit was $600,000 and $700,000, respectively. The arrangement requires the Company and the Bank to comply with certain financial and other covenants. At December 31, 2007, the Company and the Bank were in compliance with all applicable covenants.
Results of Operations — Comparison of 2007 and 2006
For the year ended December 31, 2007, the Company and Bank consolidated experienced an increase in total assets and a slight increase in net income. Total assets increased 7.3% to $447.9 million at December 31, 2007 from $417.5 million at December 31, 2006. Average total assets were $421.1 million in 2007 and $372.8 million in 2006, an increase of $48.3 million or 13.0%. This increase in average assets is primarily the result of strong loan demand and an increase in investments during 2007. Net loans held for investment increased from $276.5 million at December 31, 2006 to $317.1 million at December 31, 2007, an increase of 14.7%. Commercial loans increased $1.9 million, or 6.9%, from $27.7 million at December 31, 2006 to $29.6 million at December 31, 2007. Real estate mortgage loans increased $23.6 million, or 14.0%, from $169.1 million at December 31, 2006 to $192.7 million at December 31, 2007, and real estate construction loans increased $16.1 million, or 21.9%, from $73.5 million at December 31, 2006 to $89.6 million at December 31, 2007. Installment and consumer loans decreased $100,000, or 0.9%, from $10.6 million at December 31, 2006 to $10.5 million at December 31, 2007. The decrease in installment and consumer loans is primarily the result of softer demand in this segment of the loan portfolio. The increases in each of the other loan categories are the result of the Bank’s continuing efforts to increase these types of loans. Loans held for sale by the Bank decreased 30.5% from $56.8 million at December 31, 2006 to $39.5 million at December 31, 2007, as a result of mortgage rate increases and tightening of credit policy in the mortgage market during the last six months of 2007.
The allowance for loan losses was $5,059,000 at December 31, 2007 and $4,386,000 at December 31, 2006. This represents an increase of $673,000, or 15.3%. The increase in the allowance is based upon management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the growth in the Bank’s loan portfolio. The Bank’s ratio of allowance for loan losses to gross loans was 1.40% at December 31, 2007 and 1.30% at December 31, 2006. Substantially all loans held for sale originated by the Bank consist of well-secured single family residential mortgage loans which are originated with a sales commitment and are sold in the secondary market shortly after origination, thus greatly reducing the Bank’s credit risk. The Bank’s ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 1.57% at December 31, 2007, compared to 1.56% at December 31, 2006.
The asset growth of the Bank during 2007 was funded through deposit account growth within the Bank’s existing market areas as well as out-of-market funding, through short-term borrowings from correspondent banks, and from lines of credit established with the Federal Home Loan Bank. Total deposit accounts at December 31, 2007 were $380.0 million, an increase of $38.7, million or 11.3%, from $341.3 million at December 31, 2006. Total other borrowings by the Bank were $27.4 million at December 31, 2007, a decrease of $11.2 million, or 29.0%, from the balance of $38.6 million at December 31, 2006. Borrowings were down in 2007 as a result of the growth in deposit accounts.
The Bank’s loan to deposit ratio was 95.2% at December 31, 2007 and 98.9% at December 31, 2006. Excluding mortgage loans held for sale, this ratio was 84.8% for 2007 and 82.3% for 2006.
Interest income was $29.0 million for 2007, compared to $25.3 million for 2006. This represents an increase of $3.7 million, or 14.6%. This increase was attributable to both higher loan volume as well as higher yields. Interest expense increased $3.7 million, or 30.8%, from $12.0 million for 2006 to $15.7 million for 2007. This increase in interest expense was also the result of increased deposit account balances as well as a higher cost of funds for the year. The increase in deposit accounts was a result of marketing efforts in the local markets served by the Bank and strategic planning with respect to obtaining out-of-market funds. The Bank focuses on obtaining growth in deposit accounts to fund the Bank’s loan growth. Non-interest bearing deposits decreased $9.5 million, or 23.9%, from $39.8 million in 2006 to $30.3 million in 2007, due primarily to the change in mortgage loan funding requirements and the resulting decrease in the required balance of the corresponding deposit account. Net interest income for 2007 was $13.3 million, representing a slight decrease of $0.1 million, or 0.7%, from $13.4 million in 2006.
Non-interest income of $9.9 million was recorded in 2007, a slight increase of $0.1 million, or 1.0%, from the $9.8 million recorded in 2006.
Non-interest expense decreased slightly from $17.9 million in 2006 to $17.8 million in 2007, a decrease of $0.1 million, or 0.6%.
In total, net income for 2007 remained steady at $2.9 million compared to 2006 as a result of each of the above factors.
Comparison of 2006 and 2005
For the year ended December 31, 2006, the Company and Bank consolidated experienced an increase in total assets and a decrease in net income. Total assets increased 19.5% to $417.5 million at December 31, 2006 from $349.5 million at December 31, 2005. Average total assets were $372.8 million in 2006 and $345.9 million in 2005, an increase of $26.9 million or 7.8%. This increase in average assets is primarily the result of strong loan demand during 2006. Net loans held for investment increased from $244.6 million at December 31, 2005 to $276.5 million at December 31, 2006, an increase of 13.0%. Commercial loans decreased $2.2 million, or 7.4%, from $29.9 million at December 31, 2005 to $27.7 million at December 31, 2006. Real estate mortgage loans increased $16.6 million, or 10.9%, from $152.5 million at December 31, 2005 to $169.1 million at December 31, 2006, and real estate construction loans increased $17.8 million, or 32.0%, from $55.7 million at December 31, 2005 to $73.5 million at December 31, 2006. Installment and consumer loans increased $400,000 or 3.9%, from $10.2 million at December 31, 2005 to $10.6 million at December 31, 2006. The decrease in commercial loans is primarily the result of softer demand in this segment of the loan portfolio. The increases in each of the other loan categories are the result of the Bank’s continuing efforts to increase these types of loans. Loans held for sale by the Bank increased 41.6% from $40.1 million at December 31, 2005 to $56.8 million at December 31, 2006, due to a decrease in mortgage interest rates during the last three quarters of 2006.
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

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
The following table presents the average balance sheet of the consolidated Company for the years ended December 31, 2007, 2006 and 2005. Also presented is the consolidated Company’s actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability. This table includes all major categories of interest-earning assets and interest-bearing liabilities:

CONSOLIDATED AVERAGE BALANCE SHEETS
(Dollar amounts in thousands)

	Year Ended December 31,
	2007			2006			2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield /	Average	Income/	Yield /	Average	Income/	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
INTEREST-EARNING ASSETS
Loans, net of unearned income	$336,434	$25,998	7.73%	$302,778	$23,144	7.64%	$286,924	$19,263	6.71%
Investment securities	57,463	2,760	4.80%	47,153	2,053	4.35%	40,951	1,549	3.78%

Fed funds sold & cash in banks	4,887	261	5.35%	2,788	138	4.95%	2,008	64	3.19%

Total interest-earning assets	398,784	29,019	7.28%	352,719	25,335	7.18%	329,883	20,876	6.33%

NON-INTEREST-EARNING ASSETS
Cash and due from banks	7,530			7,404			6,235
Bank premises and fixed assets	10,623			10,879			9,555
Accrued interest receivable	2,031			1,779			1,479
Other assets	6,746			4,010			2,598
Allowance for loan losses	(4,640)			(4,039)			(3,877)

Total assets	$421,074			$372,752			$345,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING DEPOSITS
NOW accounts	$28,935	$478	1.65%	$29,395	$497	1.69%	$32,212	$494	1.53%
Savings accounts	68,691	2,928	4.26%	53,603	1,994	3.72%	56,234	1,542	2.74%

Money market accounts	10,982	307	2.79%	18,782	555	2.96%	13,001	348	2.68%
Time accounts	222,664	11,201	5.03%	178,982	7,760	4.34%	145,226	4,742	3.27%

Total interest-bearing deposits	331,272	14,914	4.50%	280,762	10,806	3.85%	246,673	7,126	2.89%

OTHER INTEREST-BEARING LIABILITIES

Borrowed funds	15,721	792	5.04%	21,592	1,163	5.39%	34,052	1,294	3.80%

Total interest-bearing liabilities	346,993	15,706	4.53%	302,354	11,969	3.96%	280,725	8,420	3.00%

NON-INTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	34,789			36,717			36,273
Other liabilities	4,922			3,433			1,887
Shareholders’ equity	34,370			30,248			26,988

Total liabilities and shareholders’ equity	$421,074			$372,752			$345,873

Interest rate spread			2.75%			3.22%			3.33%
Net interest income		$13,313			$13,366			$12,456

Net interest margin			3.34%			3.79%			3.78%

	Year Ended December 31,
	2007			2006			2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield /	Average	Income/	Yield /	Average	Income/	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Average interest-earning assets to average total assets			94.71%			94.63%			95.38%
Average loans to average deposits			91.91%			95.37%			101.41%
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

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Compared with			Compared with
	Year Ended December 31, 2006			Year Ended December 31, 2005
	(in thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Tax-exempt securities	$64	$32	$96	$31	$28	$59
Taxable securities	379	232	611	200	245	445
Federal funds sold and cash in banks	106	17	123	23	51	74
Net loans and loans held for sale	2,573	281	2,854	1,064	2,817	3,881

Total interest income	$3,122	$562	$3,684	$1,318	$3,141	$4,459

Interest paid on:
NOW deposits	(8)	(11)	(19)	(43)	46	3
Money market deposits	(230)	(18)	(248)	155	52	207
Savings deposits	561	373	934	(72)	524	452
Time deposits	1,894	1,547	3,441	1,102	1,916	3,018
Borrowed funds	(351)	(20)	(371)	(473)	342	(131)

Total interest expense	$1,866	$1,871	$3,737	$669	$2,880	$3,549

Increase (decrease) in net interest income	$1,256	$(1,309)	$(53)	$649	$261	$910

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
The following table details, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories (dollar amounts in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2007		December 31, 2006		December 31, 2005
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid	Amount	Paid
Deposit Category
Non-interest bearing demand deposits	$35,062	—	$36,717	—	$36,273	—
NOW and money market deposits	39,917	1.97%	48,177	2.18%	45,213	1.86%
Savings deposits	68,691	4.26%	53,603	3.72%	56,234	2.74%
Time deposits	222,664	5.03%	178,982	4.34%	145,226	3.27%
The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2007 were as follows (in thousands):

Three months or less	$22,489
Over three months through six months	21,112
Over six months through twelve months	44,239
Over twelve months	2,500

Total	$90,340

Borrowed Funds
The Bank’s borrowed funds consist of short-term borrowings and long-term debt, including federal funds purchased, retail and other repurchase agreements and lines of credit with the Federal Home Loan Bank. The average balance of borrowed funds was approximately $15.1 million for the year ended December 31, 2007, compared to $20.8 million and $33.2 million for the years ended December 31, 2006 and 2005, respectively.
The most significant borrowed funds categories for the Bank are three lines of credit from the Federal Home Loan Bank, consisting of the “Loans Held for Sale” (LHFS) program, formerly known as the warehouse line of credit, a 1-4 family line of credit, and a long-term convertible advance.
At December 31, 2007, the outstanding balance on the LHFS line of credit was $1,342,686 with an interest rate of 5.19%, compared to an outstanding balance of $23,328,076 with an interest rate of 6.06% at December 31, 2006. At December 31, 2005, there was no outstanding balance on the LHFS line of credit. The average balance outstanding on the LHFS line of credit was $2,448,636 for 2007 with a weighted average interest rate of 5.82%. The average balance outstanding on the LHFS line of credit was $7,574,412 for 2006 with a weighted average interest rate of 5.69%. The average balance outstanding for 2005 was $16,192,581, with a weighted average interest rate of 4.13%. The maximum amount outstanding on the LHFS line of credit at any month end during 2007 was $5,477,302 and was $24,213,305 during 2006. The maximum amount outstanding during 2005 was $33,967,444. The LHFS line of credit is secured by the mortgage loans held for sale originated with the borrowed funds. The interest rate on the LHFS line of credit is equal to the Federal Home Loan Bank’s Daily Rate Credit Program rate plus 50 basis points.
At December 31, 2007, the outstanding balance on the 1-4 family line of credit was $5,000,000 with a weighted average interest rate of 5.32%. The balance outstanding on the 1-4 family line of credit was $8,500,000 as of December 31, 2006 with a weighted average interest rate of 5.56%. At December 31, 2005, the outstanding balance on the 1-4 family line of credit was $8,000,000, with a weighted average interest rate of 4.44%. The maximum amount outstanding on the 1-4 family line of credit at any month end during 2007 was $11,000,000 and was $9,200,000 during 2006. The maximum amount outstanding during 2005 was $12,562,000. This line of credit was established in May 2003 and is secured by the Bank’s portfolio of 1-4 family first mortgage loans, excluding those loans that are held for sale. The interest rate on the 1-4 family line of credit is equal to the Federal Home Loan Bank’s Daily Rate Credit Program rate.
During 2007, a long-term convertible advance was established as an additional line of credit with the Federal Home Loan Bank. At December 31, 2007, the outstanding balance on this advance was $10,000,000 with a weighted average interest rate of 4.87%. This is a 5-year advance that is callable within 3 years.
Loan Portfolio
The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 2007, the Bank’s loan portfolio consisted of 59.8% real estate mortgage loans, 27.8% real estate construction loans, 9.2% commercial loans and 3.2% consumer/installment loans.
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

With respect to loans which exceed the Bank’s lending limits or established credit criteria, the Bank may originate such loans and sell them to another bank. The Bank may also purchase loans originated by other banks. Management of the Bank does not believe that loan purchase participations will necessarily pose any greater risk of loss than loans which the Bank originates.
The following table presents the categories of loans contained in the Bank’s loan portfolio as of the end of the five most recent fiscal years and the total amount of all loans for such periods:

	December 31,
Type of Loan	2007	2006	2005	2004	2003
	(In thousands)
Commercial, financial and agricultural	$29,582	$27,692	$29,945	$30,820	$24,552
Real estate — construction	89,580	73,502	55,737	46,581	37,201
Real estate — mortgage	192,668	169,141	152,497	127,691	99,179
Installment and consumer	10,487	10,609	10,189	11,705	15,500

Subtotal	$322,317	$280,944	$248,368	$216,797	$176,432

Less:

Unearned income and deferred loan fees	(116)	(61)	(57)	(69)	(65)
Allowance for possible loan losses	(5,059)	(4,386)	(3,756)	(3,416)	(3,164)

Total (net of allowance)	$317,142	$276,497	$244,555	$213,312	$173,203

In addition to the above, at December 31, 2007, the Bank also had $39.5 million of single family residential mortgage loans held for sale that were originated by the Bank’s Mortgage Division.
The table below presents an analysis of maturities of certain categories of loans as of December 31, 2007:

	Due in 1
	Year or	Due in 1 to	Due After
Type of Loan	Less	5 Years	5 Years	Total
	(In thousands)

Commercial, financial and agricultural	$19,757	$9,054	$771	$29,582
Real estate-construction	84,000	5,580	—	89,580

Total	$103,757	$14,634	$771	$119,162

The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 2007 (in thousands):

Loans due after 1 year with predetermined interest rates	$11,996
Loans due after 1 year with floating interest rates	$3,409

The following table presents information regarding non-accrual and past due loans at the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans accounted for on a non-accrual basis
Number	65	49	73	75	58
Amount	$11,558	$2,286	$1,708	$1,664	$1,057

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	4	2	10	6	13
Amount	$18	$71	$297	$444	$496
The Bank does not have any loans which are “troubled debt restructurings” as defined in SFAS No. 15.
Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or, when in management’s judgment, the interest will not be collectible in the normal course of business. Additional interest income of $317,180 in 2007 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized in 2007 on loans that have been accounted for on a non-accrual basis.
At December 31, 2007, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience
     An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollar amounts in thousands)

Allowance, beginning of year	$4,386	$3,756	$3,416	$3,164	$2,436
Charge-offs:
Commercial, financial and agricultural	163	106	521	240	55
Installment and consumer	97	95	129	127	141
Real estate — mortgage	28	98	73	333	10

	288	299	723	700	206

Recoveries:
Commercial, financial and agricultural	10	16	34	—	—
Installment and consumer	31	7	7	14	53
Real estate — mortgage	11	8	—	130	1

	52	31	41	144	54

Net (charge-offs) recoveries	(236)	(268)	(682)	(556)	(152)

Provision charged to operations	909	898	1,022	808	880

Allowance, end of year	$5,059	$4,386	$3,756	$3,416	$3,164

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(.07%)	(.09%)	(.24%)	(.23%)	(.07%)

Loan Loss Allowance
In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.

Accordingly, management has established an allowance for loan losses, which totaled approximately $5,059,000 at December 31, 2007, which is allocated according to the following table, along with the percentage of loans in each category to total loans:

	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollar amounts in thousands)
Commercial, financial and agricultural	$562	9.2%	$883	9.9%	$543	12.1%	$581	14.2%	$410	13.9%
Real estate — construction	1,928	27.8%	1,442	26.2%	1,312	22.4%	1,165	21.5%	1,100	21.1%
Real estate — Mortgage	2,247	59.8%	1,760	60.2%	1,671	61.4%	1,432	58.9%	1,385	56.2%
Consumer and installment	195	3.2%	191	3.7%	136	4.1%	152	5.4%	249	8.8%
Unallocated	127	—	110	—	94	—	86	—	20	—

Total	$5,059		$4,386		$3,756		$3,416		$3,164

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
Real estate mortgage loans constituted approximately 59.8% of outstanding loans at December 31, 2007. These loans include both commercial and residential mortgage loans. Management believes the risk of loss for commercial real estate loans is generally higher than residential loans. Management continuously monitors the performance of the commercial real estate portfolio and collateral values. Residential mortgages are generally secured by the underlying residence. Management of the Bank believes that these loans are adequately secured.
Real estate construction loans represented approximately 27.8% of the Bank’s outstanding loans at December 31, 2007. This category of the loan portfolio consists of commercial and residential construction and development loans located in the Bank’s market areas in Georgia and Florida. Management of the Bank closely monitors the performance of these loans and periodically inspects properties and development progress. Management considers these factors in estimating and evaluating the allowance for loan losses.
Commercial loans represented approximately 9.2% of outstanding loans at December 31, 2007. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank’s loan portfolio. However, the Bank generally originates commercial loans on a secured basis, and at December 31, 2007, over 98% of the Bank’s commercial loans were secured. Management believes that the secured status of a substantial portion of the commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.
Consumer and installment loans represented approximately 3.2% of outstanding loans at December 31, 2007 and are also well secured. At December 31, 2007, the majority of the Bank’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans inherently possess less risk than other categories of loans.
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
Investments
As of December 31, 2007, investment securities comprised approximately 13.2% of the Bank’s assets. The Bank invests primarily in obligations of the United States or agencies of the United States, mortgage-backed securities and obligations, other taxable securities and in certain obligations of states and municipalities, and bank-owned life insurance. The Bank also enters into federal funds transactions with its principal correspondent banks. The Bank may act as a net seller or net purchaser of such funds.
The following table presents, for the dates indicated, the estimated fair market value of the Bank’s investment securities available for sale. The Bank has classified all of its investment securities as available for sale.

	December 31,
	2007	2006	2005
	(In thousands)
Obligations of the U.S. Treasury and other U.S government agencies	$32,148	$26,177	$16,681
Mortgage-backed securities	19,332	21,415	17,041
Obligations of States and political subdivisions	7,243	5,681	3,607

Corporate obligations	183	—	1,008

Total investment securities	$58,906	$53,273	$38,337

Federal Home Loan Bank stock	1,487	2,131	1,025

Total investment securities and FHLB stock	$60,393	$55,404	$39,362

The following tables present the contractual maturities and weighted average yields of the Bank’s investment securities as of December 31, 2007:

	Maturities of Investment Securities
		After One	After Five
	Within	Through	Through	After
	One Year	Five Years	Ten Years	Ten Years
	(In thousands)
Obligations of the U.S. Treasury and other U.S. government agencies	1,745	5,074	12,939	12,390
Mortgage-backed securities	487	4,173	—	14,672
Obligations of States and political subdivisions	—	551	3,191	3,501
Corporate obligations	—	—	183	—
Federal home loan bank stock	1,487	—	—	—
Total	3,719	9,798	16,313	30,563

	Weighted Average Yields
		After One	After Five
	Within	Through	Through	After
	One Year	Five Years	Ten Years	Ten Years
Obligations of the U.S. Treasury and other U.S. government agencies	4.34%	4.42%	5.72%	5.86%
Mortgage-backed securities	3.42%	3.92%	—	5.01%
Obligations of States and political subdivisions	—	3.91%	5.88%	6.03%
Corporate obligations	—	—	5.62%	—
Federal home loan bank stock	5.98%	—	—	—
Total weighted average yield	4.90%	4.18%	5.75%	5.47%
The weighted average yields on tax-exempt obligations presented in the table above have been computed on a tax-equivalent basis.
With the exception of U.S. government agency securities, the Bank did not have investments with a single issuer exceeding, in the aggregate, 10% of the Company’s shareholders’ equity.
In September 2007, an $8.0 million bank-owned life insurance policy (BOLI) was acquired in order to insure the key officers of the Bank. Per FASB Technical Bulletin 85-4, this policy is classified as a miscellaneous asset at its cash surrender value, net of surrender charges and/or early termination charges. As of December 31, 2007, the BOLI cash surrender value was $8,085,859, resulting in other income for 2007 of $85,859 and an annualized net yield of 4.09%.
Return on Equity and Assets
The following table presents certain profitability, return and capital ratios for the Company as of the end of the past three fiscal years.

	December 31,
	2007	2006	2005

Return on Average Assets	0.69%	0.78%	1.00%
Return on Average Equity	8.39%	9.57%	12.80%
Dividend Payout	—	—	—
Equity to Assets	8.03%	7.70%	8.19%

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
As of December 31, 2007, the Bank’s liquidity ratio was 17.9% as compared to 15.1% at December 31, 2006. In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with Silverton Bank and SunTrust Bank. Management is not aware of any demands, commitments or uncertainties which could materially affect the Bank’s liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities at December 31, 2007 with a market value of $58.9 million in its available-for-sale portfolio which would provide an additional source of liquidity.
Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank’s exposure to interest rate risk. Various assets and liabilities are termed to be “rate sensitive” when the interest rate can be replaced. By definition, the “gap” is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon. At December 31, 2007, the Bank was asset sensitive except in the 3-12 month time frame.
The following is an analysis of rate sensitive assets and liabilities as of December 31, 2007 (in thousands):

				5 years
	0 — 3 mos.	3 — 12 mos.	1 — 5 years	or more	Total

Taxable securities	$999	$1,233	$9,247	$40,184	$51,663
Tax-exempt securities	—	—	551	6,692	7,243
Federal funds sold and cash in banks	6,744	—	—	—	6,744
Loans	204,841	40,346	112,138	4,423	361,748

Total rate sensitive assets	212,584	41,579	121,936	51,299	427,398

NOW and money market deposits	37,155	—	—	—	37,155
Savings deposits	73,184	—	—	—	73,184
Time deposits	70,641	141,768	26,921	5	239,335

Total rate sensitive deposits	180,980	141,768	26,921	5	349,674

Borrowed funds	27,373	—	—	—	27,373

Total rate sensitive liabilities	208,353	141,768	26,921	5	377,047

Excess of rate sensitive assets less rate sensitive liabilities	$4,231	$(100,189)	$95,015	$51,294	$50,351
Cumulative ratio of rate sensitive assets to liabilities	102%	73%	100%	113%
Cumulative gap	$4,231	$(95,958)	$(943)	$50,351

Capital Resources
The equity capital of the Bank totaled $36.0 million at December 31, 2007, an increase of $3.7 million, or 11.5%, from equity capital of $32.3 million at December 31, 2006. The increase in equity capital was attributable to the Bank’s net income of $3.2 million and an increase of $500,000 in the Bank’s after-tax unrealized gain/(loss) on available-for-sale securities, which under Statement of Financial Accounting Standard No. 115, is recognized in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account.
The equity capital of the Company totaled $36.0 million at December 31, 2007.
Management believes that the capitalization of the Company and the Bank is adequate to sustain the growth experienced in 2007. The following table sets forth the applicable actual and required capital ratios for the Company and the Bank as of December 31, 2007:

		Minimum
	December 31, 2007	Regulatory Requirement
Bank

Tier 1 Capital ratio	9.41%	4.0%
Total risk-based capital ratio	10.74%	8.0%
Leverage ratio	8.51%	4.0%

Company — Consolidated

Tier 1 Capital ratio	9.39%	4.0%
Total risk-based capital ratio	10.72%	8.0%
Leverage ratio	8.18%	4.0%
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
The primary objective of asset/liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship that compares rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments in order to manage this risk
We have not experienced a high level of volatility in net interest income primarily because of the relatively large base of core deposits that do not re-price on a contractual basis. These deposit products include regular savings, interest-bearing transaction accounts and money market savings accounts.

Balances for these accounts are reported based on historical re-pricing. However, the rates paid are typically not directly related to market interest rates, since management has some discretion in adjusting these rates as market rates change.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.
Following is an analysis of significant off-balance sheet financial instruments at December 31, 2007 and 2006.

	At	At
	December 31, 2007	December 31, 2006
	(In thousands)

Commitments to extend credit	$40,492	$79,828
Standby letters of credit	1,912	2,389

	$42,404	$82,217

Contractual Obligations
We have various contractual obligations that we must fund as part of our normal operations. The following table shows aggregate information about our contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2007, based upon rates in effect at December 31, 2007.

		Payments Due by Period (in thousands)
		Less than			More than
	Total	1 year	1—3 years	3—5 years	5 years

Long-Term Debt	$13,041	$524	$1,027	$1,000	$10,490
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	578	286	292	—	—
Service Contract Obligations	586	118	239	229	—
Time Deposits	251,072	222,907	27,737	423	5

	$265,277	$223,835	$29,295	$1,652	$10,495

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

Item 8. Financial Statements and Supplementary Data
The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:
     Report of Independent Registered Public Accounting Firm
     Consolidated Statements of Financial Condition as of December 31, 2007 and 2006
     Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
     Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005
     Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005
     Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
     Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There has been no occurrence requiring a response to this item.
Item 9A. Controls and Procedures.
Not applicable.
Item 9A(T). Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this report and have concluded that the Company’s disclosure controls and procedures are effective.
(b) Management’s Annual Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. During the fourth quarter of 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     This report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.
Item 9B. Other Information.
Not applicable.
PART III
Certain information required by Part III of this Form 10-K is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Shareholders to be held on May 19, 2008 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the Securities and Exchange Commission.
Item 10. Directors, Executive Officers and Corporate Governance.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information responsive to this item is incorporated by reference from the sections entitled “Corporate Governance and Board Matters and “Transactions with Related Persons, Promoters and Certain Control Persons” contained in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information responsive to this item is incorporated by reference from the section entitled “Independent Public Accountants” contained in the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a)1. The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedules
Not Applicable
(a)3 & (b). The following exhibits are filed with this report:

Exhibit
Number		Description of Exhibit

3.1	—	Articles of Incorporation of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763, previously filed with the Commission).

3.1.1	—	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, previously filed with the Commission).

3.2	—	By-Laws of the Company (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended

Exhibit
Number		Description of Exhibit

(Registration No. 333-69763)).

10.1	—	Employment Agreement dated October 6, 1997 between the Company and Patrick G. Blanchard (incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, previously filed with the Commission).

10.1.1	—	Amendment No. 1 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard, dated September 30, 1998 (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

10.1.2	—	Amendment No. 2 to Employment Agreement dated October 6, 1997 between First Bank of Georgia, the Company and Patrick G. Blanchard, dated December 23, 1998 (incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form SB-2, as amended, Registration No. 333-69763, previously filed with the Commission).

10.2	—	1997 Stock Option Plan (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Commission).

10.3	—	Directors Stock Purchase Plan (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Commission).

10.4	—	2005 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, filed with the Commission on May 5, 2005).

10.5	—	Form of Incentive Stock Option Agreement under the Company’s 2005 Incentive Plan (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, previously filed with the Commission).

10.6	—	Severance Protection Agreement between First Bank of Georgia and Remer Y. Brinson, III, dated September 4, 2000 (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Commission).

Exhibit
Number		Description of Exhibit

10.7*	—	Compensation Arrangements with Remer Y. Brinson, III.

10.8	—	First Bank of Georgia Annual Incentive Plan for Patrick G. Blanchard and Remer Y. Brinson, III (incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Commission).

10.9		Severance Protection Agreement between First Bank of Georgia and Bradley J. Gregory, dated August 24, 2006 (incorporated herein by reference from Exhibit 10.1 contained in the Current Report on Form 8-K dated August 24, 2006, previously filed with the Commission).

10.10*	—	Compensation Arrangements with Bradley J. Gregory.

14.1	—	Code of Ethics (incorporated herein by reference from Exhibit 99.2 contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, previously filed with the Commission).

21.1 *	—	Subsidiaries of the Registrant.

23.1 *	—	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1 *	—	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 *	—	Certification of Acting Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 *	—	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1 *	—	Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.
	By:	/s/ Patrick G. Blanchard
Date: March 28, 2008		Patrick G. Blanchard
President and Chief Executive Officer (principal executive officer)

Date: March 28, 2008	By:	/s/ Bradley J. Gregory, Sr.
Bradley J. Gregory, Sr.
Senior Vice President & Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS	DATE

/s/ Patrick G. Blanchard	March 28, 2008

Patrick G. Blanchard

/s/ Remer Y. Brinson, III	March 28, 2008

Remer Y. Brinson, III

/s/ Mac A. Bowman	March 28, 2008

Mac A. Bowman

/s/ Larry DeMeyers	March 28, 2008

Larry DeMeyers

/s/ Philip G. Farr	March 28, 2008

Philip G. Farr

/s/ Samuel A. Fowler, Jr.	March 28, 2008

Samuel A. Fowler, Jr.

/s/ Arthur J. Gay, Jr.	March 28, 2008

Arthur J. Gay, Jr.

/s/ J. Randall Hall	March 28, 2008

J. Randall Hall

/s/ John W. Lee	March 28, 2008

John W. Lee

/s/ Robert N. Wilson, Jr.	March 28, 2008

Robert N. Wilson, Jr.

/s/ Hugh L. Hamilton, Jr.	March 28, 2008

Hugh L. Hamilton, Jr.

/s/ William G. Hatcher, Sr.	March 28, 2008

William G. Hatcher

/s/ George H. Inman	March 28, 2008

George H. Inman

/s/ David W. Joesbury, Sr.	March 28, 2008

David W. Joesbury

/s/ James L. Lemley, M.D.	March 28, 2008

James L. Lemley, M.D.

/s/ Julian W. Osbon	March 28, 2008

Julian W. Osbon

/s/ Bennye M. Young	March 28, 2008

Bennye M. Young

/s/ A. Montague Miller	March 28, 2008

A. Montague Miller

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.7	Compensation Arrangements with Remer Y. Brinson, III.

10.10	Compensation Arrangements with Bradley J. Gregory.

21.1	Subsidiaries of the Registrant

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Financial Statements