Form 10-Q
period 2008-03-31
GEORGIA CAROLINA BANCSHARES INC
filed 2008-05-15
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2008

Common Stock, $.001 Par Value	3,407,155 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$8,015	$6,744
Federal funds sold	2,518	—
Securities available-for-sale	61,052	58,906
Loans, net of allowance for loan losses	329,983	317,142
Loans, held for sale	33,269	39,547
Bank premises and fixed assets	10,324	10,432
Accrued interest receivable	2,192	2,115
Foreclosed real estate, net of allowance	486	483
Deferred tax asset, net	1,200	1,315
Federal Home Loan Bank Stock	1,661	1,487
Bank-owned life insurance	8,167	8,086
Other assets	1,699	1,612

Total assets	$460,566	$447,869

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$36,461	$30,292
Interest-bearing:
NOW accounts	31,582	27,706
Savings	73,433	73,184
Money market accounts	7,954	9,449
Time deposits of $100,000, and over	154,466	145,295
Other time deposits	86,412	94,040

Total deposits	390,308	379,966

Borrowings:
Other liabilities, borrowings and retail agreements	33,045	31,932

Total liabilities	423,353	411,898

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 3,402,649 and 3,398,723 shares issued and outstanding	4	4
Additional paid-in-capital	15,025	14,948
Retained Earnings	21,556	20,804
Accumulated other comprehensive income	628	215

Total shareholders’ equity	37,213	35,971

Total liabilities and shareholders’ equity	$460,566	$447,869

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Interest income
Interest and fees on loans	$6,277	$6,302
Interest on taxable securities	715	575
Interest on nontaxable securities	73	52
Interest on Federal funds sold	38	83

Total interest income	7,103	7,012

Interest expense
Interest on time deposits of $100,000 or more	1,821	1,701
Interest on other deposits	1,846	1,763
Interest on funds purchased and other borrowings	238	283

Total interest expense	3,905	3,747

Net interest income	3,198	3,265

Provision for loan losses	237	268

Net interest income after provision for loan losses	2,961	2,997

Non-interest income
Service charges on deposits	300	303
Other income/loss	233	180
Gain on sale of mortgage loans	1,919	2,036

	2,452	2,519

Non-interest expense
Salaries and employee benefits	2,761	2,873
Occupancy expenses	380	356
Other expenses	1,165	1,172

	4,306	4,401

Income before income taxes	1,107	1,115

Income tax expense	355	384

Net income	$752	$731

Net income per share of common stock
Basic	$0.22	$0.22

Diluted	$0.21	$0.21

Dividends per share of common stock	$—	$—

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007

Net income	$752	$731

Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	413	117

Comprehensive income	$1,165	$848

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$752	$731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176	190
Provision for loan losses	237	268
SFAS 123R Stock option expense	33	58
Stock compensation	44	45
Increase in cash value of bank-owned life insurance	(81)	—
(Gain)/Loss on sales of foreclosed real estate	23	(9)
Gain on sales of fixed assets	(1)	—
Net origination & proceeds on loans originated for sale	6,278	8,106
Increase in accrued interest receivable	(77)	(309)
Increase in accrued interest payable	508	303
Increase in deferred tax asset, net	(117)	(83)
Net change in other assets and liabilities	(225)	(127)

Net cash provided by operating activities	7,550	9,173

Cash flows from investing activities
(Increase)/decrease in federal funds sold	(2,518)	1,082
Loan originations and collections, net	(13,133)	(19,397)
Purchases of available for sale securities	(11,063)	(2,479)
Proceeds from maturities, sales & calls of available-for-sale securities, net	9,563	1,100
Purchases of restricted securities	(1,308)	(1,368)
Proceeds from sales of restricted securities	1,134	2,676
Proceeds from sales of foreclosed real estate	29	180
Net additions to premises and equipment	(41)	(165)

Net cash used in investing activities	(17,337)	(18,371)

Cash flows from financing activities
Net increase in deposits and funds purchased	11,058	10,337
Proceeds from stock options exercised	—	33

Net cash provided by financing activities	11,058	10,370

Net increase in cash and due from banks	1,271	1,172

Cash and due from banks at beginning of period	6,744	11,109

Cash and due from banks at end of period	$8,015	$12,281

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)
Note 1 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). Significant intercompany transactions and accounts have been eliminated in consolidation.
The financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, to account for compensation costs under its stock option plans. The adoption of SFAS No. 123(R) resulted in additional expense for the first three months of 2008 of approximately $33,000 relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.
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
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31, 2008
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Net income	$752,000
Basic EPS
Income available to common shareholders	752,000	3,401,766	$0.22
Effect of dilutive securities
Options		95,702

Diluted EPS
Income available to common shareholders and assumed conversions	$752,000	3,497,468	$0.21

	For the Three Months Ended March 31, 2007
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Net income	$731,000
Basic EPS
Income available to common shareholders	731,000	3,380,162	$0.22
Effect of dilutive securities
Options		117,331

Diluted EPS
Income available to common shareholders and assumed conversions	$731,000	3,497,493	$0.21

Note 4 — Fair Value Measurement
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The Company has elected not to delay the application of SFAS No. 157 to non-financial assets and non-financial liabilities, as allowed by Financial Accounting Standards Board (“FASB”) Staff Position SFAS 157-2. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS No. 157, the Company bases fair values as defined above. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157.
Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability, and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.
The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment, and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
Under SFAS No. 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at March 31, 2008.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. At March 31, 2008, Level 2 securities include U.S. Government agency obligations, state and municipal bonds, corporate debt securities, and mortgage-backed securities.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has no Level 3 assets or liabilities at March 31, 2008.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. At March 31, 2008, the Company classified $61.1 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $33.3 million of loans held for sale at March 31, 2008.
Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once an individual loan is identified as impaired, management measures the impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans, classified as Level 2, totaled $14.9 million at March 31, 2008 and had specific loan loss allowances aggregating $2.1 million.
Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed assets as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $0.5 million at March 31, 2008.
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at
March 31, 2008, Using,
Total Carrying
	Amount in the	Assets/ Liabilities	Quoted Prices in
	Consolidated	Measured at Fair	Active Markets for	Significant Other	Significant Other
	Balance Sheet	Value	Identical Assets	Observable Inputs	Unobservable Inputs
Description	3/31/2008	3/31/2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$61,052	$61,052	$—	$61,052	$—
Note 5 — Impact of Other Recently Issued Accounting Standards
In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable, and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS No. 159 was effective for the Company on January 1, 2008. Early adoption was permitted, provided the entity also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements". The Company adopted SFAS No. 159 on January 1, 2008 as required. The adoption of this Standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 clarifies that an endorsement split-dollar life insurance arrangement is one that provides a post-retirement life insurance benefit to an employee. EITF 06-4 requires that for such an arrangement, an employer must recognize a liability for the future benefits in accordance with either FASB Statement No. 106 or APB 12, as appropriate. EITF 06-4 also requires that recognition of the effects of its adoption be either by 1) a change in accounting principle recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or 2) a change in accounting principle through retrospective application to all prior periods. The Company adopted EITF 06-4 on January 1, 2008. The adoption of EITF 06-4 did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in EITF 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” With the issue of EITF 06-5, consensus was reached on the following issues in the reporting of the realizable asset in the statement of financial condition: 1) that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract; 2) that a policyholder should determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy); and 3) that a policyholder should not discount the cash surrender value component of the amount that could be realized under the insurance contract when contractual restrictions on the ability to surrender a policy exist, as long as the policyholder continues to participate in the changes in the cash surrender value as it had done prior to the surrender request. EITF 06-5 requires that recognition of the effects of its adoption be either by 1) a change in accounting principle recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or 2) a change in accounting principle through retrospective application to all prior periods. The Company adopted EITF 06-5 as required in 2007. The adoption of EITF 06-5 did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 109 (“SAB 109”). SAB 109 expresses the views of the SEC regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles and supersedes SAB 105. SAB 109 states that, consistent with SFAS 156, “Accounting for Servicing of Financial Assets”, and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Further, SAB 109 retains the view issued in SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment and actually broadens its application to all written loan commitments accounted for at fair value through earnings. The Company adopted SAB 109 on January 1, 2008. The adoption of this Bulletin did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
Note 6 — Commitments and Contingencies
The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At March 31, 2008, the Bank had outstanding loan commitments approximating $65.5 million.
Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $1.1 million as of March 31, 2008.
The Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Bank enters into best efforts forward sales commitments at the same time the commitments to originate are finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Bank’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $67.5 million each at March 31, 2008. The net unrealized gains/losses of the origination and sales commitments did not have a material effect on the consolidated financial statements of the Company at March 31, 2008.
The Bank has executed best efforts forward sales commitments related to retail mortgage loans, which are classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Bank’s market risk on these loans. The notional value of the forward sales commitments on retail mortgage loans at March 31, 2008 was approximately $40.1 million. The fair value of the sales commitments on retail mortgage loans resulted in no material gains or losses to the Bank at March 31, 2008.
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
Results of Operations
Overview
The Company’s net income was $752,000 for the first quarter of 2008, compared to $731,000 for the first quarter of 2007, an increase of 2.9%. Basic earnings per share were $0.22 for the first quarter of 2008, which remained unchanged as compared to $0.22 for the first quarter of 2007.
The Company’s return on average assets was 0.66% (annualized) for the quarter ended March 31, 2008, compared to 0.72% (annualized) for the quarter ended March 31, 2007. The Company’s return on average equity for the quarter ended March 31, 2008 was 8.16% (annualized) compared to 8.79% (annualized) for the quarter ended March 31, 2007.

Net Interest Income
Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).
Net interest income was $3,198,000 for the quarter ended March 31, 2008, a decrease of $67,000 (2.1%) over net interest income of $3,265,000 for the quarter ended March 31, 2007. Although the Company has experienced both loan and deposit growth for the first quarter of 2008 compared to first quarter 2007, this decrease is primarily the result of an increase in borrowed funds and the continued tightening of net interest margins under the current rate environment and market conditions. Interest-earning assets were $433,758,000 at March 31, 2008 compared to $422,141,000 at December 31, 2007 and $404,588,000 at March 31, 2007, increases of $11,617,000 (2.8%) and $29,170,000 (7.2%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $363,252,000 at March 31, 2008 compared to $356,689,000 at December 31, 2007 and $344,177,000 at March 31, 2007, increases of $6,563,000 (1.8%) and $19,075,000 (5.5%), respectively. The overall increase in bank loans continues to be primarily attributable to the Company’s continuing loan growth in the Augusta, Georgia and Columbia County, Georgia market areas, though the Company has experienced a decrease in the mortgage loans held for sale compared to December 31, 2007 and March 31, 2007.
Interest Income
Interest income for the three months ended March 31, 2008 was $7,103,000, an increase of $91,000 (1.3%) from $7,012,000 for the three months ended March 31, 2007. The increase in interest income primarily resulted from an increase in interest on investment securities, due to higher investment yields, which was partially offset by a slight decrease in interest and fees on loans and a reduction in interest on federal funds sold. The decrease in interest and fees on loans resulted from lower yields despite the Bank’s growing loan portfolio. Interest income and fees on loans for the three months ended March 31, 2008 were $6,277,000, a decrease of $25,000 (0.4%) from $6,302,000 for the three months ended March 31, 2007. The Bank’s growing loan portfolio continues to be primarily attributable to the Bank’s growth in the Augusta, Georgia and Columbia County, Georgia market areas.
Interest Expense
Interest expense for the three months ended March 31, 2008 was $3,905,000, an increase of $158,000 (4.2%) from $3,747,000 for the three months ended March 31, 2007. While the Bank has experienced a significant increase in the amount of interest-bearing deposits from March 31, 2007 to March 31, 2008, the cost of funds on these deposits has started to flatten due to the lower interest rate environment.
Provision for Loan Losses
The provision for loan losses was $237,000 for the three months ended March 31, 2008, compared to $268,000 for the three months ended March 31, 2007, a decrease of $31,000 (11.6%). This decrease is the result of lower total loan growth for the first quarter of 2008 (1.9%) compared to the first quarter of 2007 (3.3%) and management’s continuing analysis of the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to total gross loans was 1.43% at March 31, 2008 and 1.40% at December 31, 2007. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to gross loans was 1.57% at both March 31, 2008 and December 31, 2007. Management considers the current allowance for loan losses to be appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-interest Income
Non-interest income for the three months ended March 31, 2008 was $2,452,000, a decrease of $67,000 (2.7%) from $2,519,000 for the three months ended March 31, 2007. Service charges on deposit accounts were $300,000 for the three months ended March 31, 2008, a decrease of $3,000 (1.0%) from $303,000 for the three months ended March 31, 2007. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $1,919,000 for the three months ended March 31, 2008, a decrease of $117,000 (5.7%) from $2,036,000 for the three months ended March 31, 2007. Substantially all loans originated by the division are sold in the secondary market with servicing rights released.
Non-interest Expense
Non-interest expense for the three months ended March 31, 2008 was $4,306,000 a decrease of $95,000 (2.2%) from $4,401,000 for the three months ended March 31, 2007. Salary and employee benefits were $2,761,000 for the three months ended March 31, 2008, a decrease of $112,000 (3.9%) from $2,873,000 for the three months ended March 31, 2007. Occupancy and other non-interest expenses for the three months ended March 31, 2008 increased by $17,000 (1.1%) to $1,545,000 from $1,528,000 during the three months ended March 31, 2007.
Income Taxes
The Company recorded income tax expense of $355,000 for the three months ended March 31, 2008, a decrease of $29,000 from $384,000 for the three months ended March 31, 2007, resulting from net income before taxes of $1,107,000 and $1,115,000 for the first quarter of 2008 and 2007, respectively. Included in the income tax expense for both the three months ended March 31, 2008 and the three months ended March 31, 2007 was a deferred tax valuation allowance of $9,398 related to Georgia low income housing income tax credits.
Financial Condition
Overview
Total consolidated assets at March 31, 2008 were $460,566,000, an increase of $12,697,000 (2.8%) from December 31, 2007 total consolidated assets of $447,869,000. At March 31, 2008, total loans represented 85.0% of interest-earning assets compared to 85.7% at December 31, 2007. Investments in securities at March 31, 2008 were $61,052,000, an increase of $2,146,000 (3.6%) from $58,906,000 at December 31, 2007. Interest-bearing deposits at March 31, 2008 were $353,847,000, an increase of $4,173,000 (1.2%) from the December 31, 2007 balance of $349,674,000. The Bank’s lines of credit with the Federal Home Loan Bank totaled $19,000,000 at March 31, 2008, as compared to $16,343,000 at December 31, 2007, an increase of $2,657,000 (16.3%). There was a $7,555,000 shift in the Bank’s Federal funds position to funds sold of $2,518,000 at March 31, 2008, as compared to $5,037,000 in Federal funds purchased at December 31, 2007. The Bank’s retail repurchase agreements amounted to $9,089,000 at March 31, 2008, an increase of $3,096,000 (51.7%) from the December 31, 2007 balance of $5,993,000. The Company’s balance on its line of credit with a correspondent bank was $600,000 at both March 31, 2008 and December 31, 2007.
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
Non-performing assets were $11,447,000 at March 31, 2008, compared to $12,041,000 at December 31, 2007. The composition of non-performing assets for each date is shown below.

	March 31,	December 31,
	2008	2007

Non-accrual loans	$10,961,000	$11,558,000
OREO, net of valuation allowance	486,000	483,000

	$11,447,000	$12,041,000

The ratio of non-performing assets to total loans and other foreclosed real estate was 3.10% at March 31, 2008 and 3.32% at December 31, 2007.
The reduction and disposition of non-performing assets is a management priority.
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended March 31, 2008, management determined that the allowance for loan losses should be increased through a provision for loan losses of $237,000. The ratio of the allowance for loan losses to total gross loans was 1.43% at March 31, 2008 and 1.40% at December 31, 2007. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to gross loans was 1.57% at both March 31, 2008 and December 31, 2007. Management considers the current allowance for loan losses to be appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
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
The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at March 31, 2008 was 19.0%, compared to 17.9% at December 31, 2007.
Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 4.0% for “Tier 1” risk-based capital, 8.0% for total risk-based capital and 4.0% for the “Tier 1” leverage ratio. At March 31, 2008, the Bank’s Tier 1 risk-based capital ratio was 9.0% and the total risk-based capital ratio was 10.4%, compared to 9.4% and 10.7% at December 31, 2007, respectively. At March 31, 2008, the Bank’s leverage ratio was 7.9% compared to 8.5% at December 31, 2007.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.
The following is an analysis of significant off-balance sheet financial instruments at March 31, 2008 and December 31, 2007.

	At	At
	March 31,	December 31,
	2008	2007
	(in thousands)

Commitments to extend credit	$65,493	$40,492
Standby letters of credit	1,117	1,912

	$66,610	$42,404

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2008 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures.
Not applicable.
Item 4T. Controls and Procedures.
Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2008 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

GEORGIA-CAROLINA BANCSHARES, INC.
May 15, 2008	By:	/s/ Patrick G. Blanchard
Patrick G. Blanchard
President and Chief Executive Officer (principal executive officer)

May 15, 2008	By:	/s/ Bradley J. Gregory, Sr.
Bradley J. Gregory, Sr.
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.