Form 10-Q
period 2008-06-30
GEORGIA CAROLINA BANCSHARES INC
filed 2008-08-14
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2008

Common Stock, $.001 Par Value	3,454,916 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$9,728	$6,744
Federal funds sold	414	—
Securities available-for-sale	57,862	58,906
Loans, net of allowance for loan losses	321,567	317,142
Loans, held for sale	39,058	39,547
Bank premises and fixed assets	10,229	10,432
Accrued interest receivable	1,990	2,115
Foreclosed real estate, net of allowance	1,694	483
Deferred tax asset, net	1,742	1,315
Federal Home Loan Bank Stock	2,210	1,487
Bank-owned life insurance	8,247	8,086
Other assets	1,617	1,612

Total assets	$456,358	$447,869

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$34,757	$30,292
Interest-bearing:
NOW accounts	32,551	27,706
Savings	72,499	73,184
Money market accounts	7,414	9,449
Time deposits of $100,000, and over	143,088	145,295
Other time deposits	82,334	94,040

Total deposits	372,643	379,966

Borrowings:
Other liabilities, borrowings and retail agreements	46,570	31,932

Total liabilities	419,213	411,898

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 3,412,337 and 3,376,522 shares issued and outstanding	4	4
Additional paid-in-capital	15,147	14,948
Retained Earnings	22,421	20,804
Accumulated other comprehensive income (loss)	(427)	215

Total shareholders’ equity	37,145	35,971

Total liabilities and shareholders’ equity	$456,358	$447,869

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income
Interest and fees on loans	$5,894	$6,640	$12,171	$12,942
Interest on taxable securities	713	585	1,428	1,160
Interest on nontaxable securities	75	73	148	125
Interest on Federal funds sold	18	84	56	167

Total interest income	6,700	7,382	13,803	14,394

Interest expense
Interest on time deposits of $100,000 or more	1,594	1,604	3,415	3,305
Interest on other deposits	1,436	2,169	3,282	3,932
Interest on funds purchased and other borrowings	269	107	507	390

Total interest expense	3,299	3,880	7,204	7,627

Net interest income	3,401	3,502	6,599	6,767

Provision for loan losses	(29)	102	208	370

Net interest income after provision for loan losses	3,430	3,400	6,391	6,397

Non-interest income
Service charges on deposits	324	315	624	618
Other income/loss	247	178	480	358
Gain on sale of mortgage loans	1,818	2,219	3,737	4,255

	2,389	2,712	4,841	5,231

Non-interest expense
Salaries and employee benefits	2,824	2,955	5,585	5,828
Occupancy expenses	370	394	750	750
Other expenses	1,345	1,301	2,510	2,473

	4,539	4,650	8,845	9,051

Income before income taxes	1,280	1,462	2,387	2,577

Income tax expense	414	527	769	911

Net income	$866	$935	$1,618	$1,666

Net income per share of common stock
Basic	$0.25	$0.28	$0.47	$0.49

Diluted	$0.25	$0.27	$0.46	$0.48

Dividends per share of common stock	$—	$—	$—	$—

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$866	$935	$1,618	$1,666
Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	(1,055)	(483)	(642)	(367)

Comprehensive income/(loss)	$(189)	$452	$976	$1,299

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$1,618	$1,666
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	351	378
Provision for loan losses	208	370
SFAS 123R Stock option expense	67	118
Stock compensation	124	153
Increase in cash value of bank-owned life insurance	(161)	—
(Gain)/Loss on sales of other real estate	23	(14)
Gain on sales of fixed assets	(1)	—
Net origination & proceeds on loans originated for sale	489	11,404
(Increase)/decrease in accrued interest receivable	125	(374)
Increase in accrued interest payable	272	500
Increase in deferred tax asset, net	(66)	(106)
Net change in other assets and liabilities	238	(356)

Net cash provided by operating activities	3,287	13,739

Cash flows from investing activities
(Increase)/decrease in federal funds sold	(414)	1,182
Loan originations and collections, net	(5,895)	(25,009)
Purchases of available for sale securities	(19,548)	(6,977)
Proceeds from maturities, sales & calls of available-for-sale securities, net	19,589	3,196
Purchases of restricted securities	(2,953)	(2,704)
Proceeds from sales of restricted securities	2,230	3,544
Proceeds from sales of foreclosed real estate	28	200
Net additions to premises and equipment	(94)	(293)

Net cash used in investing activities	(7,057)	(26,861)

Cash flows from financing activities
Increase (decrease) in deposits, funds purchased and other borrowings	(12,360)	35,196
Increase (decrease) in FHLB borrowings	14,857	(20,828)
Increase in repurchase agreements	4,250	185
Proceeds from stock options exercised	7	33

Net cash provided by financing activities	6,754	14,586

Net increase in cash and due from banks	2,984	1,464

Cash and due from banks at beginning of period	6,744	11,109

Cash and due from banks at end of period	$9,728	$12,573

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)
Note 1 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). Significant intercompany transactions and accounts have been eliminated in consolidation.
The financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, to account for compensation costs under its stock option plans. The adoption of SFAS No. 123(R) resulted in additional expense in the first six months of 2008 of approximately $67,000 relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.
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
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30, 2008
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Net income	$866,000
Basic EPS
Income available to common shareholders	866,000	3,408,932	$0.25
Effect of dilutive securities
Options		91,346

Diluted EPS
Income available to common shareholders and assumed conversions	$866,000	3,500,278	$0.25

	For the Three Months Ended June 30, 2007
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Net income	$935,000
Basic EPS
Income available to common shareholders	935,000	3,392,403	$0.28
Effect of dilutive securities
Options		113,720

Diluted EPS
Income available to common shareholders and assumed conversions	$935,000	3,506,123	$0.27

	For the Six Months Ended June 30, 2008
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Net income	$1,618,000
Basic EPS
Income available to common shareholders	1,618,000	3,405,349	$0.47
Effect of dilutive securities
Options		96,381

Diluted EPS
Income available to common shareholders and assumed conversions	$1,618,000	3,501,730	$0.46

	For the Six Months Ended June 30, 2007
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Net income	$1,666,000
Basic EPS
Income available to common shareholders	1,666,000	3,388,279	$0.49
Effect of dilutive securities
Options		114,601

Diluted EPS
Income available to common shareholders and assumed conversions	$1,666,000	3,502,880	$0.48

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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at June 30, 2008.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. At June 30, 2008, Level 2 securities include U.S. Government agency obligations, state and municipal bonds, corporate debt securities, and mortgage-backed securities.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has no Level 3 assets or liabilities at June 30, 2008.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. At June 30, 2008, the Company classified $57.9 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $39.1 million of loans held for sale at June 30, 2008.
Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once an individual loan is identified as impaired, management measures the impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans, classified as Level 2, totaled $13.8 million at June 30, 2008 and had specific loan loss allowances aggregating $1.9 million.
Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed assets as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $1.7 million at June 30, 2008.
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	Total		Fair Value Measurements at
	Carrying		June 30, 2008, Using,
	Amount in the	Assets/Liabilities	Quoted Prices in
	Consolidated	Measured at Fair	Active Markets for	Significant Other	Significant Other
	Balance Sheet	Value	Identical Assets	Observable Inputs	Unobservable Inputs
Description	6/30/2008	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$57,862	$57,862	$—	$57,862	$—
Note 5 — Impact of Other Recently Issued Accounting Standards
In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable, and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS No. 159 was effective for the Company on January 1, 2008. Early adoption was permitted, provided the entity also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. The Company adopted SFAS No. 159 on January 1, 2008 as required. The adoption of this Standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
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

Note 6 — Commitments and Contingencies
The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At June 30, 2008, the Bank had outstanding loan commitments approximating $75.5 million.
Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $1.1 million as of June 30, 2008.
The Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Bank enters into best efforts forward sales commitments at the same time the commitments to originate are finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Bank’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $40.7 million each at June 30, 2008. The net unrealized gains/losses of the origination and sales commitments did not have a material effect on the consolidated financial statements of the Company at June 30, 2008.
The Bank has executed best efforts forward sales commitments related to retail mortgage loans, which are classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Bank’s market risk on these loans. The notional value of the forward sales commitments on retail mortgage loans at June 30, 2008 was approximately $46.4 million. The fair value of the sales commitments on retail mortgage loans resulted in no material gains or losses to the Bank at June 30, 2008.
The nature of the business of the Bank is such that it ordinarily results in a certain amount of litigation. In the opinion of management, there are no present litigation matters in which the anticipated outcome will have a material adverse effect on the financial statements. During June 2008, a previously pending lawsuit initiated by the Bank against a borrower in default was settled in favor of the Bank and approximately $430,000 was received on August 8, 2008. The settlement was recorded in the third quarter as follows:

Recovered legal fees	$28,000
Interest	36,000
Non-interest income	366,000

Total	$430,000

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

The components of the allowance for loan losses represent an estimation made pursuant to either Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies”, or SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined, in part, by using the average of actual losses incurred over prior years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and non-performing loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category.
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
Results of Operations
Overview
The Company’s net income was $866,000 for the second quarter of 2008, compared to $935,000 for the second quarter of 2007, a decrease of 7.4%. Basic earnings per share were $0.25 for the second quarter of 2008, compared to $0.28 for the second quarter of 2007.
The Company’s net income was $1,618,000 for the six months ended June 30, 2008, compared to $1,666,000 for the six months ended June 30, 2007, a decrease of 2.8%. Basic earnings per share were $0.47 for the six months ended June 30, 2008, compared to $0.49 for the six months ended June 30, 2007.
The Company’s return on average assets was 0.76% (annualized) for the quarter ended June 30, 2008, compared to 0.90% (annualized) for the quarter ended June 30, 2007. The Company’s return on average equity for the quarter ended June 30, 2008 was 9.15% (annualized) compared to 10.94% (annualized) for the quarter ended June 30, 2007. The Company’s return on average assets was 0.71% (annualized) for the six months ended June 30, 2008, compared to 0.81% (annualized) for the six months ended June 30, 2007. The Company’s return on average equity for the six months ended June 30, 2008 was 8.66% (annualized) compared to 9.88% (annualized) for the six months ended June 30, 2007.
Net Interest Income
Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).
Net interest income was $3,401,000 for the quarter ended June 30, 2008, a decrease of $101,000 (2.9%) over net interest income of $3,502,000 for the quarter ended June 30, 2007. Net interest income was $6,599,000 for the six months ended June 30, 2008, a decrease of $168,000 (2.5%) over net interest income of $6,767,000 for the six months ended June 30, 2007. This decrease is primarily the result of the continued tightening of net interest margins under the current rate environment and market conditions and an increase in non-performing loans placed on non-accrual status. Interest-earning assets were

$426,153,000 at June 30, 2008 compared to $422,141,000 at December 31, 2007 and $408,251,000 at June 30, 2007, increases of $4,012,000 (1.0%) and $17,902,000 (4.4%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $360,625,000 at June 30, 2008 compared to $356,689,000 at December 31, 2007 and $345,781,000 at June 30, 2007, increases of $3,936,000 (1.1%) and $14,844,000 (4.3%), respectively. The overall increase in bank loans continues to be primarily attributable to the Company’s continuing loan growth in the Augusta, Georgia and Columbia County, Georgia market areas, though the Company has experienced a decrease in mortgage loans held for sale.
Interest Income
Interest income for the three months ended June 30, 2008 was $6,700,000, a decrease of $682,000 (9.2%) from $7,382,000 for the three months ended June 30, 2007. Interest income for the six months ended June 30, 2008 was $13,803,000, a decrease of $591,000 (4.1%) from $14,394,000 for the six months ended June 30, 2007. The decrease in interest income primarily resulted from a decrease in interest and fees on loans which was partially offset by an increase in interest on investment securities. The decrease in interest and fees on loans resulted from lower yields despite the Bank’s growing loan portfolio and an increase in non-performing loans placed on non-accrual status. Interest income and fees on loans for the three months ended June 30, 2008 were $5,894,000, a decrease of $746,000 (11.2%) from $6,640,000 for the three months ended June 30, 2007. Interest income and fees on loans for the six months ended June 30, 2008 were $12,171,000, a decrease of $771,000 (6.0%) from $12,942,000 for the six months ended June 30, 2007. The Bank’s opportunity to increase the investment in loans continues to be primarily attributable to the Bank’s growth in the Augusta, Georgia and Columbia County, Georgia market areas.
Interest Expense
Interest expense for the three months ended June 30, 2008 was $3,299,000, a decrease of $581,000 (15.0%) from $3,880,000 for the three months ended June 30, 2007. Interest expense for the six months ended June 30, 2008 was $7,204,000, a decrease of $424,000 (5.6%) from $7,627,000 for the six months ended June 30, 2007. While the Bank has experienced an increase in the amount of interest-bearing deposits from June 30, 2007 to June 30, 2008, the cost of funds on these deposits has declined due to the lower interest rate environment.
Provision for Loan Losses
The provision for loan losses was ($29,000) for the three months ended June 30, 2008, compared to $102,000 for the three months ended June 30, 2007, a decrease of $131,000 (128.4%). The provision for loan losses was $208,000 for the six months ended June 30, 2008, compared to $370,000 for the six months ended June 30, 2007, a decrease of $162,000 (43.8%). This decrease is the result of an overall lower rate of loan growth for the first three months (1.9%) and six months of 2008 (1.1%) compared to the first three months (3.3%) and six months of 2007 (3.8%) and management’s continuing analysis of the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to total gross loans was 1.38% at June 30, 2008 and 1.40% at December 31, 2007. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to gross loans was 1.54% at June 30, 2008 and 1.57% at December 31, 2007. Management considers the current allowance for loan losses to be appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-interest Income
Non-interest income for the three months ended June 30, 2008 was $2,389,000, a decrease of $323,000 (11.9%) from $2,712,000 for the three months ended June 30, 2007. Non-interest income for the six months ended June 30, 2008 was $4,841,000, a decrease of $390,000 (7.5%) from $5,231,000 for the six months ended June 30, 2007. Service charges on deposit accounts were $324,000 for the three months ended June 30, 2008, an increase of $9,000 (2.9%) from $315,000 for the three months ended June 30, 2007. Service charges on deposit accounts were $624,000 for the six months ended June 30, 2008, an increase of $6,000 (1.0%) from $618,000 for the six months ended June 30, 2007. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $1,818,000 for the three months ended June 30, 2008, a decrease of $401,000 (18.1%) from $2,219,000 for the three months ended June 30, 2007. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $3,737,000 for the six months ended June 30, 2008, a decrease of $518,000 (12.2%) from $4,255,000 for the six months ended June 30, 2007. Substantially all loans originated by the division are sold in the secondary market with servicing rights released.
Non-interest Expense
Non-interest expense for the three months ended June 30, 2008 was $4,539,000 a decrease of $111,000 (2.4%) from $4,650,000 for the three months ended June 30, 2007. Non-interest expense for the six months ended June 30, 2008 was $8,845,000, a decrease of $206,000 (2.3%) from $9,051,000 for the six months ended June 30, 2007. Salary and employee benefit costs were $2,824,000 for the three months ended June 30, 2008, a decrease of $131,000 (4.4%) from $2,955,000 for the three months ended June 30, 2007. Salary and employee benefit costs were $5,585,000 for the six months ended June 30, 2008, a decrease of $243,000 (4.2%) from $5,828,000 for the six months ended June 30, 2007. Occupancy and other non-interest expenses for the three months ended June 30, 2008 increased by $20,000 (1.2%) to $1,715,000 from $1,695,000 for the three months ended June 30, 2007. Occupancy and other non-interest expenses for the six months ended June 30, 2008 increased by $37,000 (1.1%) to $3,260,000 from $3,223,000 for the six months ended June 30, 2007.
Income Taxes
The Company recorded income tax expense of $414,000 for the three months ended June 30, 2008, resulting from net income before taxes of $1,280,000 for the quarter. The Company recorded income tax expense of $769,000 for the six months ended June 30, 2008, resulting from net income before taxes of $2,387,000 for the period. Included in the income tax expense for the six months ended June 30, 2008 is a deferred tax valuation allowance of $18,795 related to the Georgia low income housing tax credits.
Financial Condition
Overview
Total consolidated assets at June 30, 2008 were $456,358,000, an increase of $8,489,000 (1.9%) from December 31, 2007 total consolidated assets of $447,869,000. At June 30, 2008, loans represented 85.8% of interest-earning assets compared to 85.7% at December 31, 2007. Investments in securities at June 30, 2008 were $57,862,000, a decrease of $1,044,000 (1.8%) from $58,906,000 at December 31, 2007. Interest-bearing deposits at June 30, 2008 were $337,886,000, a decrease of $11,788,000 (3.4%) from the December 31, 2007 balance of $349,674,000. The Bank’s lines of credit balances with the Federal Home Loan Bank were $31,200,000 at June 30, 2008, as compared to December 31, 2007 balances of $16,343,000, an increase of $14,857,000 (90.9%). There was a $5,451,000 shift in the Bank’s Federal funds position to funds sold of $414,000 at June 30, 2008, as compared to $5,037,000 in Federal funds purchased at December 31, 2007. The Bank’s retail repurchase agreements amounted to $10,243,000 at June 30, 2008, an increase of $4,250,000 (70.9%) from the December 31, 2007 balance of $5,993,000. The Company’s balance on its line of credit with a correspondent bank was $600,000 at both June 30, 2008 and December 31, 2007.

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
Non-performing assets were $13,740,000 at June 30, 2008, compared to $12,041,000 at December 31, 2007. The composition of non-performing assets for each date is shown below.

	June 30,	December 31,
	2008	2007

Non-accrual loans	$12,046,000	$11,558,000
OREO, net of valuation allowance	1,694,000	483,000

	$13,740,000	$12,041,000

The ratio of non-performing assets to total loans and other real estate was 3.74% at June 30, 2008 and 3.32% at December 31, 2007.
The reduction and disposition of non-performing assets is a management priority.
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended June 30, 2008, management determined that the allowance for loan losses should be decreased through a provision for loan losses of ($29,000). For the six months ended June 30, 2008, management determined that the allowance for loan losses should be increased through a provision for loan losses of $208,000. The ratio of the allowance for loan losses to total gross loans was 1.38% at June 30, 2008 and 1.40% at December 31, 2007. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to gross loans was 1.54% at June 30, 2008 and 1.57% at December 31, 2007. Management considers the current allowance for loan losses to be appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
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
The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at June 30, 2008 was 21.4%, compared to 17.9% at December 31, 2007.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 4.0% for “Tier 1” risk-based capital, 8.0% for total risk-based capital and 4.0% for the “Tier 1” leverage ratio. At June 30, 2008, the Bank’s Tier 1 risk-based capital ratio was 9.6% and the total risk-based capital ratio was 10.9%, compared to 9.4% and 10.7% at December 31, 2007, respectively. At June 30, 2008, the Bank’s leverage ratio was 8.2% compared to 8.5% at December 31, 2007.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.
The following is an analysis of significant off-balance sheet financial instruments at June 30, 2008 and December 31, 2007.

	At	At
	June 30,	December 31,
	2008	2007
	(in thousands)

Commitments to extend credit	$75,496	$40,492
Standby letters of credit	1,117	1,912

	$76,613	$42,404

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2008 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures.
Not applicable.
Item 4T. Controls and Procedures.
Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2008 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Part II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
The 2008 Annual Meeting of Shareholders of the Company (the “Annual Meeting”) was held on May 19, 2008. At the Annual Meeting, the following persons were elected as directors to serve as Class II directors, for a term of three years and until their successors are elected and qualified: Mac A. Bowman, M.D., J. Randal Hall, George H. Inman, James L. Lemley, M.D., and Julian W. Osbon.
The number of votes cast for and withheld in the election of each nominee for director was as follows:

	Votes	Votes
	FOR	WITHHELD
Mac A. Bowman, M.D.	2,420,485	6,555
J. Randal Hall	2,409,461	17,579
George H. Inman	2,424,280	2,760
James L. Lemley, M.D.	2,409,461	17,579
Julian W. Osbon	2,424,280	2,760
The following persons did not stand for reelection to the Board at the Annual Meeting as their term of office continued after the Annual Meeting: Patrick G. Blanchard, Remer Y. Brinson III, Phillip G. Farr, Samuel A. Fowler, Jr., Arthur J. Gay, Jr., Hugh L. Hamilton, Jr., David W. Joesbury, Sr., John W. Lee, A. Montague Miller, Robert N. Wilson, Jr., and Bennye M. Young. Larry DeMeyers did not stand for reelection to the Board at the Annual Meeting as he resigned his position and is no longer serving. Though J. Randal Hall was successfully reelected to the Board, he resigned his position shortly before the Annual Meeting due to his appointment as a Federal Judge to the United States District Court for the Southern District of Georgia.
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

GEORGIA-CAROLINA BANCSHARES, INC.
August 14, 2008	By:	/s/ Remer Y. Brinson III
Remer Y. Brinson III
President and Chief Executive Officer (principal executive officer)

August 14, 2008	By:	/s/ Bradley J. Gregory, Sr.
Bradley J. Gregory, Sr.
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.