Form 10-Q
period 2008-09-30
GEORGIA CAROLINA BANCSHARES INC
filed 2008-11-13
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
- or -

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2008

Common Stock, $.001 Par Value	3,456,816 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$9,248	$6,744
Federal funds sold	—	—
Securities available-for-sale	58,826	58,906
Loans, net of allowance for loan losses	323,109	317,142
Loans, held for sale	31,864	39,547
Bank premises and fixed assets	10,177	10,432
Accrued interest receivable	2,074	2,115
Foreclosed real estate, net of allowance	2,342	483
Deferred tax asset, net	1,597	1,315
Federal Home Loan Bank Stock	2,228	1,487
Bank-owned life insurance	8,324	8,086
Other assets	1,429	1,612

Total assets	$451,218	$447,869

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$33,728	$30,292
Interest-bearing:
NOW accounts	32,609	27,706
Savings	69,454	73,184
Money market accounts	8,565	9,449
Time deposits of $100,000, and over	143,176	145,295
Other time deposits	78,469	94,040

Total deposits	366,001	379,966

Borrowings:
Other liabilities, borrowings and retail agreements	46,510	31,932

Total liabilities	412,511	411,898

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 3,455,226 and 3,398,723 shares issued and outstanding	4	4
Additional paid-in-capital	15,211	14,948
Retained Earnings	23,388	20,804
Accumulated other comprehensive income	104	215

Total shareholders’ equity	38,707	35,971

Total liabilities and shareholders’ equity	$451,218	$447,869

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income
Interest and fees on loans	$5,668	$6,800	$17,839	$19,742
Interest on taxable securities	673	640	2,101	1,800
Interest on nontaxable securities	84	72	232	197
Interest on Federal funds sold	20	57	76	224

Total interest income	6,445	7,569	20,248	21,963

Interest expense
Interest on time deposits of $100,000 or more	1,447	1,660	4,862	4,965
Interest on other deposits	1,236	2,225	4,518	6,157
Interest on funds purchased and other borrowings	304	175	811	565

Total interest expense	2,987	4,060	10,191	11,687

Net interest income	3,458	3,509	10,057	10,276

Provision for loan losses	518	103	726	473

Net interest income after provision for loan losses	2,940	3,406	9,331	9,803

Non-interest income
Service charges on deposits	363	327	987	945
Other income/loss	658	301	1,138	659
Gain on sale of mortgage loans	1,820	1,956	5,557	6,211

	2,841	2,584	7,682	7,815

Non-interest expense
Salaries and employee benefits	2,731	2,901	8,316	8,729
Occupancy expenses	418	383	1,168	1,133
Other expenses	1,280	1,300	3,790	3,773

	4,429	4,584	13,274	13,635

Income before income taxes	1,352	1,406	3,739	3,983

Income tax expense	386	510	1,155	1,421

Net income	$966	$896	$2,584	$2,562

Net income per share of common stock
Basic	$0.29	$0.26	$0.76	$0.76

Diluted	$0.28	$0.25	$0.74	$0.73

Dividends per share of common stock	$—	$—	$—	$—

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$966	$896	$2,584	$2,562

Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	531	579	(111)	213

Comprehensive income	$1,497	$1,475	$2,473	$2,775

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$2,584	$2,562
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	549	568
Provision for loan losses	726	473
SFAS 123R Stock option expense	101	177
Stock compensation	141	172
Increase in cash value of bank-owned life insurance	(238)	(22)
(Gain)/Loss on sales of foreclosed real estate	(21)	3
Gain on sales of fixed assets	(1)	(4)
Net origination & proceeds on loans originated for sale	7,683	30,599
(Increase)/decrease in accrued interest receivable	41	(724)
Decrease in accrued interest payable	(592)	(44)
Increase in deferred tax asset, net	(219)	(158)
Net change in other assets and liabilities	599	(7,879)

Net cash provided by operating activities	11,353	25,723

Cash flows from investing activities
(Increase)/decrease in federal funds sold	—	1,182
Loan originations and collections, net	(9,957)	(30,207)
Purchases of available for sale securities	(23,243)	(11,971)
Proceeds from maturities, sales & calls of available-for-sale securities, net	23,149	6,603
Purchases of restricted securities	(3,925)	(3,622)
Proceeds from sales of restricted securities	3,184	4,552
Proceeds from sales of foreclosed real estate	1,426	217
Net additions to bank premises and fixed assets	(214)	(375)

Net cash used in investing activities	(9,580)	(33,621)

Cash flows from financing activities
Increase/(decrease) in deposits, funds purchased and other borrowings	(18,451)	28,613
Increase/(decrease) in FHLB borrowings	15,257	(21,828)
Increase/(decrease) in repurchase agreements	3,904	(537)
Proceeds from stock options exercised	21	33

Net cash provided by financing activities	731	6,281

Net increase/(decrease) in cash and due from banks	2,504	(1,617)

Cash and due from banks at beginning of period	6,744	11,109

Cash and due from banks at end of period	$9,248	$9,492

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)
Note 1 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). Significant intercompany transactions and accounts have been eliminated in consolidation.
The financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, to account for compensation costs under its stock option plans. The adoption of SFAS No. 123(R) resulted in additional expense in the first nine months of 2008 of approximately $101,000 relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.
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
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30, 2008
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$966,000
Basic EPS
Income available to common shareholders	966,000	3,439,459	$0.29
Effect of dilutive securities
Options		65,189

Diluted EPS
Income available to common shareholders and assumed conversions	$966,000	3,504,648	$0.28

	For the Three Months Ended September 30, 2007
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$896,000
Basic EPS
Income available to common shareholders	896,000	3,397,454	$0.26
Effect of dilutive securities
Options		118,457

Diluted EPS
Income available to common shareholders and assumed conversions	$896,000	3,515,911	$0.25

	For the Nine Months Ended September 30, 2008
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$2,584,000
Basic EPS
Income available to common shareholders	2,584,000	3,416,802	$0.76
Effect of dilutive securities
Options		87,742

Diluted EPS
Income available to common shareholders and assumed conversions	$2,584,000	3,504,544	$0.74

	For the Nine Months Ended September 30, 2007
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$2,562,000
Basic EPS
Income available to common shareholders	2,562,000	3,391,371	$0.76
Effect of dilutive securities
Options		115,859

Diluted EPS
Income available to common shareholders and assumed conversions	$2,562,000	3,507,230	$0.73

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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at September 30, 2008.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. At September 30, 2008, Level 2 securities include U.S. Government agency obligations, state and municipal bonds, corporate debt securities, and mortgage-backed securities.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has no Level 3 assets or liabilities at September 30, 2008.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. At September 30, 2008, the Company classified $58.8 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $31.9 million of loans held for sale at September 30, 2008.
Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once an individual loan is identified as impaired, management measures the impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans, classified as Level 2, totaled $11.7 million at September 30, 2008 and had specific loan loss allowances aggregating $2.3 million.
Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed assets as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $2.3 million at September 30, 2008.
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at
	Total		September 30, 2008, Using,
	Carrying		Quoted
	Amount in		Prices in
	the	Assets/	Active	Significant	Significant
	Consolidated	Liabilities	Markets for	Other	Other
	Balance	Measured at	Identical	Observable	Unobservable
	Sheet	Fair Value	Assets	Inputs	Inputs
Description	9/30/2008	9/30/2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$58,826	$58,826	$—	$58,826	$—
Note 5 — Impact of Other Recently Issued Accounting Standards
In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable, and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS No. 159 was effective for the Company on January 1, 2008. Early adoption was permitted, provided the entity also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company adopted SFAS No. 159 on January 1, 2008 as required. The adoption of this Standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
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
In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in EITF 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” With the issuance of EITF 06-5, consensus was reached on the following issues in the reporting of the realizable asset in the statement of financial condition: 1) that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract; 2) that a policyholder should determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy); and 3) that a policyholder should not discount the cash surrender value component of the amount that could be realized under the insurance contract when contractual restrictions on the ability to surrender a policy exist, as long as the policyholder continues to participate in the changes in the cash surrender value as it had done prior to the surrender request. EITF 06-5 requires that recognition of the effects of its adoption be either by 1) a change in accounting principle recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or 2) a change in accounting principle through retrospective application to all prior periods. The Company adopted EITF 06-5 as required in 2007. The adoption of EITF 06-5 did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 109 (“SAB 109”). SAB 109 expresses the views of the SEC regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles and supersedes SAB 105. SAB 109 states that, consistent with SFAS 156, “Accounting for Servicing of Financial Assets,” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Further, SAB 109 retains the view issued in SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment and actually broadens its application to all written loan commitments accounted for at fair value through earnings. The Company adopted SAB 109 on January 1, 2008. The adoption of this Bulletin did not have a material impact on the Company’s financial condition, results of operations, or liquidity.

Note 6 — Commitments and Contingencies
The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At September 30, 2008, the Bank had outstanding loan commitments approximating $69.7 million.
Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $6.8 million as of September 30, 2008.
The Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Bank enters into best efforts forward sales commitments at the same time the commitments to originate are finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Bank’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $46.0 million each at September 30, 2008. The net unrealized gains/losses of the origination and sales commitments did not have a material effect on the consolidated financial statements of the Company at September 30, 2008.
The Bank has executed best efforts forward sales commitments related to retail mortgage loans, which are classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Bank’s market risk on these loans. The notional value of the forward sales commitments on retail mortgage loans at September 30, 2008 was approximately $45.2 million. The fair value of the sales commitments on retail mortgage loans resulted in no material gains or losses to the Bank at September 30, 2008.
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

The components of the allowance for loan losses represent an estimation made pursuant to either Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” or SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined, in part, by using the average of actual losses incurred over prior years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and non-performing loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category.
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
Results of Operations
Overview
The Company’s net income was $966,000 for the third quarter of 2008, compared to $896,000 for the third quarter of 2007, an increase of 7.8%. Basic earnings per share were $0.29 for the third quarter of 2008, compared to $0.26 for the third quarter of 2007.
The Company’s net income was $2,584,000 for the nine months ended September 30, 2008, compared to $2,562,000 for the nine months ended September 30, 2007, an increase of 0.9%. Basic earnings per share were $0.76 for both the nine months ended September 30, 2008 and September 30, 2007.
The Company’s return on average assets was 0.87% (annualized) for the quarter ended September 30, 2008, compared to 0.84% (annualized) for the quarter ended September 30, 2007. The Company’s return on average equity for the quarter ended September 30, 2008 was 10.08% (annualized) compared to 10.28% (annualized) for the quarter ended September 30, 2007. The Company’s return on average assets was 0.76% (annualized) for the nine months ended September 30, 2008, compared to 0.82% (annualized) for the nine months ended September 30, 2007. The Company’s return on average equity for the nine months ended September 30, 2008 was 9.12% (annualized) compared to 10.02% (annualized) for the nine months ended September 30, 2007.
Net Interest Income
Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).
Net interest income was $3,458,000 for the quarter ended September 30, 2008, a decrease of $51,000 (1.5%) over net interest income of $3,509,000 for the quarter ended September 30, 2007. Net interest income was $10,057,000 for the nine months ended September 30, 2008, a decrease of $219,000 (2.1%) over net interest income of $10,276,000 for the nine months ended September 30, 2007. This decrease is primarily the result of the continued tightening of net interest margins in the current rate environment and market conditions and the non-performing loans that remain on non-accrual status. Interest-earning assets were $421,470,000 at September 30, 2008 compared to $422,141,000 at December 31, 2007 and $396,277,000 at September 30, 2007, a decrease of $671,000 (0.2%) and an increase of $25,193,000 (6.4%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $354,973,000 at September 30, 2008 compared to $356,689,000 at December 31, 2007 and $331,309,000 at September 30, 2007, a decrease of $1,716,000 (0.5%) and an increase of $23,664,000 (7.1%), respectively. Though loan demand slowed during the third quarter of 2008 and the Company has experienced a decrease in mortgage loans held for sale, the favorable loan growth compared to September 30, 2007 continues to be primarily attributable to the overall stability of the Augusta, Georgia and Columbia County, Georgia market areas.
Interest Income
Interest income for the three months ended September 30, 2008 was $6,445,000, a decrease of $1,124,000 (14.9%) from $7,569,000 for the three months ended September 30, 2007. Interest income for the nine months ended September 30, 2008 was $20,248,000, a decrease of $1,715,000 (7.8%) from $21,963,000 for the nine months ended September 30, 2007. The decrease in interest income primarily resulted from a decrease in interest and fees on loans. The decrease in interest and fees on loans resulted from lower yields due to the current rate environment and the non-performing loans placed on non-accrual status. Interest income and fees on loans for the three months ended September 30, 2008 were $5,668,000, a decrease of $1,132,000 (16.6%) from $6,800,000 for the three months ended September 30, 2007. Interest income and fees on loans for the nine months ended September 30, 2008 were $17,839,000, a decrease of $1,903,000 (9.6%) from $19,742,000 for the nine months ended September 30, 2007. Despite decreased loan yields, the overall stability of the Augusta, Georgia and Columbia County, Georgia market areas continues to provide the Bank opportunity for loan growth.
Interest Expense
Interest expense for the three months ended September 30, 2008 was $2,987,000, a decrease of $1,073,000 (26.4%) from $4,060,000 for the three months ended September 30, 2007. Interest expense for the nine months ended September 30, 2008 was $10,191,000, a decrease of $1,496,000 (12.8%) from $11,687,000 for the nine months ended September 30, 2007. While interest-bearing deposits have remained relatively flat from September 30, 2007 to September 30, 2008, the cost of funds on these deposits has declined due to the lower interest rate environment during this same time period.
Provision for Loan Losses
The provision for loan losses was $518,000 for the three months ended September 30, 2008, compared to $103,000 for the three months ended September 30, 2007, an increase of $415,000 (402.9%). The provision for loan losses was $726,000 for the nine months ended September 30, 2008, compared to $473,000 for the nine months ended September 30, 2007, an increase of $253,000 (53.5%). This increase is the result of management’s detailed review of the Bank’s loan portfolio and its continuing analysis of the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to total gross loans was 1.51% at September 30, 2008 and 1.40% at December 31, 2007. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to gross loans was 1.65% at September 30, 2008 and 1.57% at December 31, 2007. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-interest Income
Non-interest income for the three months ended September 30, 2008 was $2,841000, an increase of $257,000 (9.9%) from $2,584,000 for the three months ended September 30, 2007. Non-interest income for the nine months ended September 30, 2008 was $7,682,000, a decrease of $133,000 (1.7%) from $7,815,000 for the nine months ended September 30, 2007. Service charges on deposit accounts were $363,000 for the three months ended September 30, 2008, an increase of $36,000 (11.0%) from $327,000 for the three months ended September 30, 2007. Service charges on deposit accounts were $987,000 for the nine months ended September 30, 2008, an increase of $42,000 (4.4%) from $945,000 for the nine months ended September 30, 2007. During August 2008, the Bank received a $366,000 litigation settlement, which contributed to the increases of $357,000 and $479,000 in other income for the three months and nine months ended September 30, 2008, respectively. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $1,820,000 for the three months ended September 30, 2008, a decrease of $136,000 (7.0%) from $1,956,000 for the three months ended September 30, 2007. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $5,557,000 for the nine months ended September 30, 2008, a decrease of $654,000 (10.5%) from $6,211,000 for the nine months ended September 30, 2007. Substantially all loans originated by the division are sold in the secondary market with servicing rights released.
Non-interest Expense
Non-interest expense for the three months ended September 30, 2008 was $4,429,000, a decrease of $155,000 (3.4%) from $4,584,000 for the three months ended September 30, 2007. Non-interest expense for the nine months ended September 30, 2008 was $13,274,000, a decrease of $361,000 (2.6%) from $13,635,000 for the nine months ended September 30, 2007. Salary and employee benefit costs were $2,731,000 for the three months ended September 30, 2008, a decrease of $170,000 (5.9%) from $2,901,000 for the three months ended September 30, 2007. Salary and employee benefit costs were $8,316,000 for the nine months ended September 30, 2008, a decrease of $413,000 (4.7%) from $8,729,000 for the nine months ended September 30, 2007. Occupancy and other non-interest expenses for the three months ended September 30, 2008 increased by $15,000 (0.9%) to $1,698,000 from $1,683,000 for the three months ended September 30, 2007. Occupancy and other non-interest expenses for the nine months ended September 30, 2008 increased by $52,000 (1.1%) to $4,958,000 from $4,906,000 for the nine months ended September 30, 2007.
Income Taxes
The Company recorded income tax expense of $386,000 for the three months ended September 30, 2008, resulting from net income before taxes of $1,352,000 for the quarter. The Company recorded income tax expense of $1,155,000 for the nine months ended September 30, 2008, resulting from net income before taxes of $3,739,000 for the period. Included in the income tax expense for the nine months ended September 30, 2008 is a deferred tax valuation allowance of $28,193 related to the Georgia low income housing tax credits.
Financial Condition
Overview
Total consolidated assets at September 30, 2008 were $451,218,000, an increase of $3,349,000 (0.7%) from December 31, 2007 total consolidated assets of $447,869,000. At September 30, 2008, loans represented 85.5% of interest-earning assets compared to 85.7% at December 31, 2007. Investments in securities at September 30, 2008 were $58,826,000, a decrease of $80,000 (0.1%) from $58,906,000 at December 31, 2007. Interest-bearing deposits at September 30, 2008 were $332,273,000, a decrease of $17,401,000 (5.0%) from the December 31, 2007 balance of $349,674,000. The Bank’s lines of credit balances with the Federal Home Loan Bank were $31,600,000 at September 30, 2008, as compared to December 31, 2007 balances of $16,343,000, an increase of $15,257,000 (93.4%). Federal funds purchased decreased $4,486,000 (89.1%) to $551,000 at September 30, 2008, as compared to $5,037,000 at December 31, 2007. The Bank’s retail repurchase agreements totaled $9,897,000 at September 30, 2008, an increase of $3,904,000 (65.1%) from the December 31, 2007 balance of $5,993,000. The Company’s balance on its line of credit with a correspondent bank was $600,000 at both September 30, 2008 and December 31, 2007.
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
Non-performing assets were $12,764,000 at September 30, 2008, compared to $12,041,000 at December 31, 2007. The composition of non-performing assets for each date is shown below.

	September 30,	December 31,
	2008	2007
Non-accrual loans	$10,422,000	$11,558,000
OREO, net of valuation allowance	2,342,000	483,000

	$12,764,000	$12,041,000

The ratio of non-performing assets to total loans and other real estate was 3.52% at September 30, 2008 and 3.32% at December 31, 2007.
The reduction and disposition of non-performing assets is a management priority.
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended September 30, 2008, management determined that the allowance for loan losses should be increased through a provision for loan losses of $518,000. For the nine months ended September 30, 2008, management determined that the allowance for loan losses should be increased through a provision for loan losses of $726,000. The ratio of the allowance for loan losses to total gross loans was 1.51% at September 30, 2008 and 1.40% at December 31, 2007. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to gross loans was 1.65% at September 30, 2008 and 1.57% at December 31, 2007. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
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
The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at September 30, 2008 was 22.7%, compared to 17.9% at December 31, 2007.
Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 4.0% for “Tier 1” risk-based capital, 8.0% for total risk-based capital and 4.0% for the “Tier 1” leverage ratio. At September 30, 2008, the Bank’s Tier 1 risk-based capital ratio was 9.9% and the total risk-based capital ratio was 11.3%, compared to 9.4% and 10.7% at December 31, 2007, respectively. At both September 30, 2008 and December 31, 2007, the Bank’s leverage ratio was 8.5%.
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted. Under the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating banks, thrifts and bank holding companies that will qualify as Tier 1 capital. Based on our risk-weighted assets as of June 30, 2008, we may be eligible to issue up to $11.6 million in new senior preferred stock under the program. Although both our Company and the Bank meet all applicable regulatory capital requirements and will remain well capitalized, we are evaluating whether to participate in the Capital Purchase Program. Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and the results of operations.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.
The following is an analysis of significant off-balance sheet financial instruments at September 30, 2008 and December 31, 2007.

	At	At
	September 30,	December 31,
	2008	2007
	(in thousands)

Commitments to extend credit	$69,743	$40,492
Standby letters of credit	6,767	1,912

	$76,510	$42,404

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
These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2008 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures.
Not applicable.
Item 4T. Controls and Procedures.
Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2008 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

GEORGIA-CAROLINA BANCSHARES, INC.
November 13, 2008	By:	/s/ Remer Y. Brinson III
Remer Y. Brinson III
President and Chief Executive Officer (principal executive officer)

November 13, 2008	By:	/s/ Bradley J. Gregory, Sr.
Bradley J. Gregory, Sr.
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.