Form 10-K
period 2008-12-31
GEORGIA CAROLINA BANCSHARES INC
filed 2009-03-31
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $0.001 Par Value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☒
Indicate by check mark whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___	Accelerated filer ___	Non-Accelerated filer ___	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (2,721,475 shares), on June 30, 2008 was $30,344,446 based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on June 30, 2008. For purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date. As of March 27, 2009, 3,470,737 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2009 Annual Meeting of Shareholders scheduled to be held on May 18, 2009 are incorporated herein by reference in response to Part III of this Report.

GEORGIA-CAROLINA BANCSHARES, INC.
2008 Form 10-K Annual Report

Special Note Regarding Forward-Looking Statements
     Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of our management, including, but not limited to, statements concerning the banking industry and the issuer’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including competition, general economic and market conditions, changes in interest rates, changes in the value of real estate and other collateral securing loans, interest rate sensitivity and exposure to regulatory and legislative changes, and other risks and uncertainties described in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Therefore, we can give no assurance that the results contemplated in the forward-looking statements will be realized. The inclusion of this forward-looking information should not be construed as a representation by us or any person that the future events, plans, or expectations contemplated by us will be achieved. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
Item 1. Business
General
Georgia-Carolina Bancshares, Inc. (the “Company”) is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, locally owned, state-chartered commercial bank which opened for business in 1989. The Bank operates three branch offices in Augusta, Georgia, two branch offices in Martinez, Georgia and one branch office in Thomson, Georgia.
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
In September 1999, the Bank established a mortgage division which operates as First Bank Mortgage (the “Mortgage Division”). The Mortgage Division originates mortgage loans and offers a variety of other mortgage products. As of December 31, 2008, First Bank Mortgage had locations in the Augusta and Savannah, Georgia markets as well as the Jacksonville, Florida market.

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
For further information responsive to this item, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.
Market Area and Competition
The primary service area of the Bank includes the counties of Richmond, Columbia and McDuffie, Georgia, the communities of Augusta, Martinez, Evans and Thomson, Georgia, and Aiken County, South Carolina, which are within a 40-mile radius of the Bank’s main office. The Bank encounters competition from other commercial banks, which offer a full range of banking services and compete for all types of services, especially deposits. In addition, in certain aspects of its banking business, the Bank also competes with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds and other financial service companies which attract customers that have traditionally been served by banks.
The extent to which other types of financial service companies compete with commercial banks has increased significantly over the past several years as a result of federal and state legislation which has permitted these organizations to compete for customers and offer products that have historically been offered by banks. The impact of this legislation and other subsequent legislation on the financial services industry cannot be predicted. See “Supervision and Regulation.”
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
Correspondent Banking
Correspondent banking involves the delivery of services by one bank to another bank which cannot provide that service from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase and sale of federal funds, wire transfers, security safekeeping, investment services, coin and currency supplies, foreign exchange (currency and check collection), over line and liquidity loan participations, and sales of loans to or participations with correspondent banks.

The Bank sells loan participations to correspondent banks. The Bank has established correspondent relationships with Silverton Bank, the Federal Home Loan Bank of Atlanta and SunTrust Bank. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondents in both non-interest bearing and interest bearing accounts.
Data Processing
The Bank has entered into a data processing servicing agreement with Fidelity Information Services, under which the Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing, and internet banking services.
Employees
At December 31, 2008, the Company and the Bank employed 161 persons on a full-time basis and 6 persons on a part-time basis, including 51 officers.
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
Recent Federal Legislation
Emergency Economic Stabilization Act of 2008. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) became law. Under the Troubled Asset Relief Program (“TARP”) authorized by EESA, the U.S. Treasury has established a Capital Purchase Program (“CPP”) providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. The Board of Directors of the Bank decided not to participate in the CPP. The EESA also establishes a Temporary Liquidity Guarantee Program (“TLGP”) that gives the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. The Board of Directors of the Bank has elected to participate in the TLGP.

On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and Federal Reserve, announced the Public-Private Investment Program (the “PPIP”). Targeting illiquid real estate loans held on the books of financial institutions, referred to as legacy loans, and securities backed by loan portfolios, referred to as legacy securities, the PPIP is designed to open lending channels by facilitating a market for distressed assets. The PPIP has been structured to combine $75 to $100 billion in capital from TARP with capital from the private sector to generate $500 billion in purchasing power that will be used to buy legacy loans and legacy securities.
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
Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. Under the Gramm-Leach-Bliley Act (described below), a bank holding company meeting certain qualifications may apply to the Federal Reserve Board to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting. With certain exceptions, the BHC Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.
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
Source of Strength; Cross-Guarantee. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when, absent that Federal Reserve Board policy, the Company may not find itself able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank’s holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.
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

Regulation W. The Federal Reserve Board has issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:
•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.
Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently, with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.
Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDICIA directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition, or any other report of any insured depository institution. Each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.
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

Georgia has “opted in” to the IBBEA and allows in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least three years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.
Deposit Insurance and Assessments. The deposits of the Bank are currently insured to a maximum of $250,000 per depositor until December 31, 2009, at which time the maximum is reduced to $100,000. All insured banks are required to pay semi-annual deposit insurance assessments to the FDIC, which are determined pursuant to a risk-based system adopted by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). On March 31, 2006, in accordance with the FDI Reform Act, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”). Effective January 1, 2007, the FDIC also revised the risk-based premium system under which the FDIC classifies institutions and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. Under the new rules, the FDIC will evaluate each institution’s, including the Bank’s, risk based on a combination of the institution’s supervisory ratings and financial ratios.
The FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in deposit insurance. Comments on the interim rule on special assessments are due no later than April 2, 2009.
Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC’s loss in the event of failure without providing additional assessment revenue. Under the final rule, assessments will be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The final rule would also provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.
Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank. Under the Modernization Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every sixty months if the bank receives an outstanding rating, once every forty-eight months if it receives a satisfactory rating, and as needed if the rating is less that satisfactory. Additionally, under the Modernization Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.
The Modernization Act-Consumer Privacy. The Modernization Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

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
Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:
•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
The deposit operations of the Bank are also subject to:
•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
Financial Institutions Reform Recovery and Enforcement Act. This act expanded and increased the enforcement powers of the regulators in terms of both civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.
Privacy and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank’s policy not to disclose any personal information unless required by law.
Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.
Check 21. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:
•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.
Effect of Governmental Monetary Policies. Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.
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
Recent Market, Legislative and Regulatory Events
The current banking crisis in the United States and globally has adversely affected our industry, including our business, and may continue to have an adverse effect on our business in the future.
Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities (“ABS”) but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and the lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, volatility and disruption have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition, and results of operations.
There can be no assurance that new legislation and federal programs will stabilize the U.S. financial system, and may adversely affect us.
In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress recently enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program (“TARP”) with up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Federal Reserve, determines the purchase of which is necessary to promote financial market stability, which include capital injections into financial institutions.
As part of the EESA, the Treasury Department has developed a Capital Purchase Program to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The Capital Purchase Program was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The EESA also establishes a Temporary Liquidity Guarantee Program (“TLGP”) that gives the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. We elected not to participate in the Capital Purchase Program but will participate in the TLGP.

The U.S. Congress or federal banking regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system and such changes may adversely affect our operations. In addition, the EESA may not have the intended beneficial impact on the financial markets or the banking industry. To the extent the market does not respond favorably to the TARP or the program does not function as intended, our prospects and results of operations could be adversely affected.
Contemplated and proposed legislation, state and federal programs, and increased government control or influence may adversely affect us by increasing the uncertainty in our lending operations and expose us to increased losses. Statutes and regulations may be altered that may potentially increase our costs to service and underwrite mortgage loans.
Similarly, any program established by the FDIC under the systematic risk exception of the Federal Deposit Act (FDA) may adversely affect us whether we participate or not. Our participation in the TLGP requires we pay additional insurance premiums to the FDIC. Additionally, the FDIC has increased premiums on insured accounts because market developments, including the increase of failures in the banking industry, have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.
Our Material Business Risks
An economic downturn, especially one affecting Richmond, Columbia and McDuffie counties, could adversely affect our business.
Our success significantly depends upon the growth in population, income levels, deposits, and housing in our primary market areas of Richmond, Columbia and McDuffie counties in the State of Georgia. If these communities do not grow or if prevailing local or national economic conditions are unfavorable, our business may be adversely affected. An economic downturn would likely harm the quality of our loan portfolio and reduce the level of our deposits, which in turn would hurt our business. If the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations declines, or continues to decline, this could result in, among other things, a deterioration in credit quality, increased loan charge offs and delinquencies or a reduced demand for credit, including a resultant effect on the Bank’s loan portfolio and allowance for loan losses. These factors could materially adversely affect the Company’s financial condition and results of operations. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business. The Bank is a community bank and as such, is mandated by the Community Reinvestment Act and other regulations to conduct most of its lending activities within the geographic area where it is located. As a result, the Bank and its borrowers may be especially vulnerable to the consequences of changes in the local economy.
Weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us.
Significant ongoing disruptions in the secondary market for residential mortgage loans have reduced the demand for and impaired the liquidity of many mortgage loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that we hold, mortgage loan originations and profits on sale of mortgage loans. Declining real estate prices and higher interest rates have also caused higher delinquencies and losses on certain mortgage loans. These trends could continue. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers, resulting in higher delinquencies and greater charge-offs in future periods, which could adversely affect our financial condition or results of operations. Additionally, decreases in real estate values might adversely affect the creditworthiness of state and local governments, and this might result in decreased profitability or credit losses from loans made to such governments.
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
The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, in order to grow we have to attract customers from other existing financial institutions or from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks and trust services, which we currently do not provide. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us. There is a risk that we will have a competitive disadvantage with these other financial institutions in our markets, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In new markets that we may enter, we will also compete against well-established community banks that have developed relationships within the community.
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
We believe that our growth and future success will depend in large part on the skills of our executive officers. The loss of the services of one or more of these officers could impair our ability to continue to implement our business strategy. Our executive officers have extensive and long-standing ties within our primary market areas and substantial experience with our operations, and have contributed significantly to our growth. If we lose the services of any one of them, he may be difficult to replace and our business could be materially and adversely affected.
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
We may expand into new lines of business or offer new products or services. Any expansion plans we undertake may also divert the attention of our management from the operation of our core business, which could have an adverse effect on our results of operations. We may also seek to acquire other financial institutions or assets of those institutions. Any of these activities would involve a number of risks such as the time and expense associated with evaluating new lines of business or new markets for expansion, hiring or retaining local management and integrating new acquisitions. Even if we acquire new lines of business or new products or services, they may not be profitable. Nor can we say with certainty that we will be able to consummate, or if consummated, successfully integrate, future acquisitions, if any, or that we will not incur disruptions or unexpected expense in integrating such acquisitions. Any given acquisition, if and when consummated, may adversely affect our results of operations and financial condition.
Our growth may require us to raise additional capital that may not be available when it is needed or may not be available on terms acceptable to us.
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot be assured of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

We are subject to extensive regulation that could limit or restrict our activities.
We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, purchase and sale of investments, origination and sale of loans, interest rates charged on loans, interest rates paid on deposits and locations of offices. We are also subject to regulatory capital requirements established by our regulators, which require us to maintain adequate capital to support our growth. If we fail to meet these capital and other regulatory requirements, our ability to grow, our cost of funds and FDIC insurance, our ability to borrow funds, our ability to pay dividends on common stock, and our ability to make acquisitions could be materially and adversely affected.
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
The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. As of December 31, 2007, we were required to comply with Section 404 of the Sarbanes-Oxley Act and issue a report on our internal controls. These rules and regulations have increased our accounting, legal and other costs, and make some activities more difficult, time consuming and costly. In the event that we are unable to maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
We conduct evaluations of our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer and the trading market for our common stock could be materially impaired.

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
No matter was submitted during the fourth quarter ended December 31, 2008 to a vote of security holders of the Company.

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

	High	Low
Fiscal year ended December 31, 2008
First Quarter	$11.00	$9.05
Second Quarter	$11.50	$9.00
Third Quarter	$12.35	$9.00
Fourth Quarter	$12.35	$7.00
Fiscal year ended December 31, 2007
First Quarter	$14.10	$12.90
Second Quarter	$14.00	$12.90
Third Quarter	$13.50	$13.00
Fourth Quarter	$13.20	$10.90
Holders of Common Stock
As of March 27, 2009, the number of holders of record of the Company’s common stock was approximately 586.
Dividends
No cash dividends were paid by the Company during the years ended December 31, 2008 or 2007.
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
Equity Compensation Plan Information
The Company currently has three equity compensation plans: (i) the 1997 Stock Option Plan, which was approved by shareholders; (ii) the 2004 Incentive Plan, which was approved by shareholders; and (iii) the Director Stock Purchase Plan, which has not been approved by shareholders. The following table provides information as of December 31, 2008 regarding the Company’s then existing compensation plans and arrangements:

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of outstanding	outstanding	under equity compensation
	options, warrants and	options, warrants	plans (excluding securities
	rights	and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1997 Stock Option Plan	220,555	$7.93	—
2004 Incentive Plan	66,320	$13.32	262,805
Equity compensation plans not approved by security holders	N/A	N/A	70,434

Total	286,875	$9.18	333,239
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
Our selected consolidated financial data presented below as of and for the years ended December 31, 2004 through 2008 is derived from our audited consolidated financial statements. Our audited consolidated financial statements as of December 31, 2008 and 2007 and for each of the years in the three year period ended December 31, 2008 are included elsewhere in this report. All years have been restated as necessary for stock dividends and stock splits.

	At and for the Years Ended December 31,
	($ in thousands, except per share data)
	2008	2007	2006	2005	2004
Selected Balance Sheet Data:
Assets	$460,828	$447,869	$417,471	$349,481	$332,393
Investment securities	59,795	60,393	55,404	39,362	43,375
Loans, held for investment	336,293	322,201	280,883	248,311	216,728
Loans, held for sale	28,402	39,547	56,758	40,064	56,729
Allowance for loan losses	4,284	5,059	4,386	3,756	3,416
Deposits	377,009	379,966	341,342	304,440	257,780
Short-term borrowings	15,859	17,473	38,661	13,442	47,087
Long-term debt	25,400	10,500	600	700	800
Other liabilities	3,476	3,959	4,742	2,290	1,358
Shareholders’ equity	39,084	35,971	32,126	28,609	25,368

Selected Results of Operations Data:
Interest income	26,371	29,019	25,335	20,876	16,088
Interest expense	13,038	15,706	11,969	8,420	4,468

Net interest income	13,333	13,313	13,366	12,456	11,620
Provision for loan losses	1,456	909	898	1,022	808

Net interest income after provision for provision for loan losses	11,877	12,404	12,468	11,434	10,812
Non-interest income	9,920	9,932	9,800	10,331	10,571
Non-interest expense	17,745	17,816	17,911	16,368	15,714

Income before taxes	4,052	4,520	4,357	5,397	5,669
Income tax expense	1,252	1,619	1,460	1,942	2,167

Net income	$2,800	$2,901	$2,897	$3,455	$3,502

Per Share Data
Net income — basic	$0.82	$0.85	$0.86	$1.04	$1.06
Net income — diluted	$0.80	$0.83	$0.83	$0.98	$0.99
Book value	$11.31	$10.58	$9.51	$8.53	$7.65
Weighted average number of shares outstanding:
Basic	3,426,860	3,393,224	3,370,277	3,336,834	3,305,534
Diluted	3,503,856	3,508,606	3,489,564	3,524,294	3,521,876

	At and for the Years Ended December 31,
	2008	2007	2006	2005	2004
Performance Ratios:
Return on average assets	0.62%	0.69%	0.78%	1.00%	1.19%
Return on average equity	7.36%	8.39%	9.57%	12.80%	14.86%
Net interest margin (1)	3.15%	3.36%	3.81%	3.78%	4.14%
Efficiency ratio (2)	76.31%	76.64%	77.39%	71.45%	70.81%
Loan to deposit ratio	96.73%	95.21%	98.92%	94.72%	106.08%

Asset Quality Ratios:
Nonperforming loans to total loans	1.39%	3.20%	0.68%	0.59%	0.61%
Nonperforming assets to total assets	2.66%	2.69%	0.69%	0.61%	0.63%
Net charge-offs to average total loans	0.67%	0.08%	0.09%	0.24%	0.23%
Allowance for loan losses to nonperforming loans	84.65%	43.77%	191.86%	219.91%	205.29%
Allowance for loan losses to total loans	1.17%	1.40%	1.30%	1.30%	1.25%

Capital Ratios:
Average equity to average assets	8.41%	8.16%	8.11%	7.80%	7.99%
Leverage ratio	8.59%	8.18%	7.85%	8.14%	7.98%
Tier 1 risk-based capital ratio	9.82%	9.39%	9.25%	9.91%	9.11%
Total risk-based capital ratio	10.91%	10.72%	10.50%	11.16%	10.34%

Growth Ratios and Other Data:
Percentage change in net income	(3.5%)	0.1%	(16.2%)	(1.3%)	(30.4%)
Percentage change in diluted net income per share	(3.6%)	0.0%	(15.3%)	(1.0%)	(29.8%)
Percentage change in assets	2.9%	7.3%	19.5%	5.1%	24.9%
Percentage change in loans	0.8%	7.1%	17.1%	5.5%	31.0%
Percentage change in deposits	(0.8%)	11.3%	12.1%	18.1%	16.3%
Percentage change in equity	8.7%	12.0%	12.3%	12.8%	16.0%

(1)	Non-tax equivalent.

(2)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income, excluding gains and losses on the sale of assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Additional information on the Bank’s loan portfolio and allowance for loan losses can be found in the “Loan Portfolio” section on pages 33-38 of this “Management’s Discussion and Analysis.” Note 1 to the consolidated financial statements also includes additional information on the Bank’s accounting policies related to the allowance for loan losses.

Consolidated Financial Information
Certain financial information for the Company and Bank consolidated, and solely for the Bank as of and for the years ended December 31, 2008, 2007 and 2006 is presented below:

	2008		2007		2006
	Total Assets	Net Income	Total Assets	Net Income	Total Assets	Net Income
	(Dollar amounts in thousands)
Consolidated	$460,828	$2,800	$447,869	$2,901	$417,471	$2,897
Bank only	$460,726	$2,983	$447,852	$3,155	$417,154	$3,040

Parent company only		$(183)		$(254)		$(143)
During 2008, the Company funded operational costs primarily through the income tax credit provided by the Bank and proceeds from the exercise of stock options. The Company incurred $269,108 in operational costs for the year ended December 31, 2008. The Company recorded an income tax benefit of $86,497, resulting in a net loss of $182,611 for 2008.
The Company has an agreement with a financial institution that provided the Company with a line of credit of up to $3 million through December 30, 2003. The original principal balance of $900,000 under this line of credit is payable in nine (9) annual installments of $100,000 that began on January 1, 2005. This line of credit matures January 1, 2014 and bears interest at the prime rate minus 50 basis points. As of December 31, 2008 and 2007, the outstanding balance under the line of credit was $500,000 and $600,000, respectively. The arrangement requires the Company and the Bank to comply with certain financial and other covenants. At December 31, 2008, the Company and the Bank were in compliance with all but one of these covenants. The Company’s ratio of classified assets to Tier 1 capital was slightly higher than the required ratio but a waiver of the covenant requirement for December 31, 2008 was granted by the financial institution. At December 31, 2007, the Company and the Bank were in compliance with all covenants. Future noncompliance with this covenant would not have a material impact on the Company’s ability to meet future obligations.
Results of Operations — Comparison of 2008 and 2007
Balance Sheet
For the year ended December 31, 2008, the Company and Bank consolidated experienced an increase in total assets and a slight decrease in net income. Total assets increased 2.9% to $460.8 million at December 31, 2008 from $447.9 million at December 31, 2007. Average total assets were $452.4 million in 2008 and $421.1 million in 2007, an increase of $31.3 million or 7.4%. This increase in average assets is primarily the result of the Bank’s loan portfolio growth during 2008. Net loans held for investment increased from $317.1 million at December 31, 2007 to $332.0 million at December 31, 2008, an increase of $14.9 million or 4.7%. Commercial loans increased $1.6 million or 5.4%, from $29.6 million at December 31, 2007 to $31.2 million at December 31, 2008. Real estate mortgage loans decreased $1.5 million or 0.8%, from $192.7 million at December 31, 2007 to $191.2 million at December 31, 2008, and real estate construction loans increased $15.4 million or 17.2%, from $89.6 million at December 31, 2007 to $105.0 million at December 31, 2008. Installment and consumer loans decreased $1.4 million or 13.3%, from $10.5 million at December 31, 2007 to $9.1 million at December 31, 2008. The decreases in installment and consumer loans and real estate mortgage loans are primarily the result of weaker demand in this segment of the loan portfolio. The increases in the commercial and construction loan categories are the result of the Bank’s continuing efforts to increase these types of loans and the overall stability of the Richmond, McDuffie, and Columbia County, Georgia market areas. Loans held for sale by the Bank decreased $11.1 million or 28.1%, from $39.5 million at December 31, 2007 to $28.4 million at December 31, 2008, primarily as a result of the mortgage industry downturn during 2008.
The allowance for loan losses was $4,284,000 at December 31, 2008 and $5,059,000 at December 31, 2007. This represents a decrease of $775,000 or 15.3%. The decrease in the allowance is based upon management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects an increase in loan charge-offs during 2008 partially offset by the continued growth in the Bank’s loan portfolio. The Bank’s ratio of allowance for loan losses to gross loans was 1.17% at December 31, 2008 and 1.40% at December 31, 2007. Substantially all loans held for sale originated by the Bank consist of well-secured single family residential mortgage loans which are originated with a sales commitment and are sold in the secondary market shortly after origination, thus greatly reducing the Bank’s credit risk. The Bank’s ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 1.27% at December 31, 2008, compared to 1.57% at December 31, 2007.
The asset growth of the Bank during 2008 was funded through deposit account activity within the Bank’s existing market areas as well as out-of-market funding, through short-term borrowings from correspondent banks, and from lines of credit established with the Federal Home Loan Bank. Total deposit accounts at December 31, 2008 were $377.0 million, a decrease of $3.0 million or 0.8%, from $380.0 million at December 31, 2007. Total other borrowings by the Bank were $41.1 million at December 31, 2008, an increase of $13.7 million or 50.0%, from the balance of $27.4 million at December 31, 2007. Borrowings were up in 2008 as a result of the decrease in deposit accounts.
The Bank’s loan to deposit ratio was 96.7% at December 31, 2008 and 95.2% at December 31, 2007. Excluding mortgage loans held for sale, this ratio was 89.2% for 2008 and 84.8% for 2007.
Income Statement
Interest income was $26.4 million for 2008, compared to $29.0 million for 2007. This represents a decrease of $2.6 million or 9.0%. This decrease was primarily the result of the continued tightening of the lowering of interest rates and the market deterioration experienced in 2008. Interest expense decreased $2.7 million or 17.2%, from $15.7 million for 2007 to $13.0 million for 2008. This decrease in interest expense was primarily due to a decrease in interest-bearing deposits and the lower cost of funds resulting from the falling interest rate environment in 2008. In an effort to obtain growth in deposit accounts to fund the growing loan portfolio, the Bank focuses its marketing efforts in the local markets served by the Bank and performs strategic planning with respect to obtaining out-of-market funds. Despite the decrease in interest-bearing deposits, non-interest bearing deposits increased $3.8 million or 12.5%, from $30.3 million in 2007 to $34.1 million in 2008. This increase in non-interest bearing deposits is primarily the result of the Bank’s marketing efforts related to its ATM Anywhere Free Checking product. Net interest income for 2008 and 2007 was flat at $13.3 million.
Non-interest income for 2008 and 2007 was also flat at $9.9 million.
Non-interest expense decreased slightly from $17.8 million in 2007 to $17.7 million in 2008, a decrease of $0.1 million or 0.6% as management exercised control over costs as margins declined.
In total, net income decreased in 2008 by $100,000 or 3.4%, from $2.9 million in 2007 to $2.8 million in 2008 as a result of each of the above factors.

Comparison of 2007 and 2006
Balance Sheet
For the year ended December 31, 2007, the Company and Bank consolidated experienced an increase in total assets and a slight increase in net income. Total assets increased 7.3% to $447.9 million at December 31, 2007 from $417.5 million at December 31, 2006. Average total assets were $421.1 million in 2007 and $372.8 million in 2006, an increase of $48.3 million or 13.0%. This increase in average assets was primarily the result of strong loan demand and an increase in investments during 2007. Net loans held for investment increased from $276.5 million at December 31, 2006 to $317.1 million at December 31, 2007, an increase of 14.7%. Commercial loans increased $1.9 million or 6.9%, from $27.7 million at December 31, 2006 to $29.6 million at December 31, 2007. Real estate mortgage loans increased $23.6 million or 14.0%, from $169.1 million at December 31, 2006 to $192.7 million at December 31, 2007, and real estate construction loans increased $16.1 million or 21.9%, from $73.5 million at December 31, 2006 to $89.6 million at December 31, 2007. Installment and consumer loans decreased $100,000 or 0.9%, from $10.6 million at December 31, 2006 to $10.5 million at December 31, 2007. The decrease in installment and consumer loans was primarily the result of softer demand in this segment of the loan portfolio. The increases in each of the other loan categories were the result of the Bank’s continuing efforts to increase these types of loans. Loans held for sale by the Bank decreased 30.5% from $56.8 million at December 31, 2006 to $39.5 million at December 31, 2007, as a result of mortgage rate increases and tightening of credit policy in the mortgage market during the last six months of 2007.
The allowance for loan losses was $5,059,000 at December 31, 2007 and $4,386,000 at December 31, 2006. This represents an increase of $673,000 or 15.3%. The increase in the allowance is based upon management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the growth in the Bank’s loan portfolio. The Bank’s ratio of allowance for loan losses to gross loans was 1.40% at December 31, 2007 and 1.30% at December 31, 2006. Substantially all loans held for sale originated by the Bank consist of well-secured single family residential mortgage loans which are originated with a sales commitment and are sold in the secondary market shortly after origination, thus greatly reducing the Bank’s credit risk. The Bank’s ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 1.57% at December 31, 2007, compared to 1.56% at December 31, 2006.
The asset growth of the Bank during 2007 was funded through deposit account growth within the Bank’s existing market areas as well as out-of-market funding, through short-term borrowings from correspondent banks, and from lines of credit established with the Federal Home Loan Bank. Total deposit accounts at December 31, 2007 were $380.0 million, an increase of $38.7 million or 11.3%, from $341.3 million at December 31, 2006. Total other borrowings by the Bank were $27.4 million at December 31, 2007, a decrease of $11.2 million or 29.0%, from the balance of $38.6 million at December 31, 2006. Borrowings were down in 2007 as a result of the growth in deposit accounts.
The Bank’s loan to deposit ratio was 95.2% at December 31, 2007 and 98.9% at December 31, 2006. Excluding mortgage loans held for sale, this ratio was 84.8% for 2007 and 82.3% for 2006.
Income Statement
Interest income was $29.0 million for 2007, compared to $25.3 million for 2006. This represents an increase of $3.7 million or 14.6%. This increase was attributable to both higher loan volume as well as higher yields. Interest expense increased $3.7 million or 30.8%, from $12.0 million for 2006 to $15.7 million for 2007. This increase in interest expense was also the result of increased deposit account balances as well as a higher cost of funds for the year. The increase in deposit accounts was a result of marketing efforts in the local markets served by the Bank and strategic planning with respect to obtaining out-of-market funds. The Bank focuses on obtaining growth in deposit accounts to fund the Bank’s loan growth. Non-interest bearing deposits decreased $9.5 million or 23.9%, from $39.8 million in 2006 to $30.3 million in 2007, due primarily to the change in mortgage loan funding requirements and the resulting decrease in the required balance of the corresponding deposit account. Net interest income for 2007 was $13.3 million, representing a slight decrease of $100,000 or 0.7%, from $13.4 million in 2006.
Non-interest income of $9.9 million was recorded in 2007, a slight increase of $100,000 or 1.0%, from the $9.8 million recorded in 2006.
Non-interest expense decreased slightly from $17.9 million in 2006 to $17.8 million in 2007, a decrease of $100,000 or 0.6%.
In total, net income for 2007 remained steady at $2.9 million compared to 2006 as a result of each of the above factors.
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
The following table presents the average balance sheet of the consolidated Company for the years ended December 31, 2008, 2007 and 2006. Also presented is the consolidated Company’s actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability. This table includes all major categories of interest-earning assets and interest-bearing liabilities:

CONSOLIDATED AVERAGE BALANCE SHEETS
(Dollar amounts in thousands)

	Year Ended December 31,
	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield /	Average	Income/	Yield /	Average	Income/	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
INTEREST-EARNING ASSETS
Loans, net of unearned income	$360,689	$23,186	6.43%	$336,434	$25,998	7.73%	$302,778	$23,144	7.64%
Investment securities	61,375	3,100	5.05%	57,463	2,760	4.80%	47,153	2,053	4.35%
Fed funds sold & cash in banks	3,996	85	2.13%	4,887	261	5.35%	2,788	138	4.95%

Total interest-earning assets	426,060	26,371	6.19%	398,784	29,019	7.28%	352,719	25,335	7.18%

NON-INTEREST-EARNING ASSETS
Cash and due from banks	6,296			7,530			7,404
Bank premises and fixed assets	10,260			10,623			10,879
Accrued interest receivable	1,956			2,031			1,779
Other assets	12,978			6,746			4,010
Allowance for loan losses	(5,190)			(4,640)			(4,039)

Total assets	$452,360			$421,074			$372,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING DEPOSITS
NOW accounts	$31,674	$376	1.19%	$28,935	$478	1.65%	$29,395	$497	1.69%
Savings accounts	67,259	1,408	2.09%	68,691	2,928	4.26%	53,603	1,994	3.72%

Money market accounts	8,773	167	1.90%	10,982	307	2.79%	18,782	555	2.96%
Time accounts	231,736	9,999	4.31%	222,664	11,201	5.03%	178,982	7,760	4.34%

Total interest-bearing deposits	339,442	11,950	3.52%	331,272	14,914	4.50%	280,762	10,806	3.85%

OTHER INTEREST-BEARING LIABILITIES

Borrowed funds	37,390	1,088	2.91%	15,721	792	5.04%	21,592	1,163	5.39%

Total interest-bearing liabilities	376,832	13,038	3.46%	346,993	15,706	4.53%	302,354	11,969	3.96%

NON-INTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	33,501			34,789			36,717
Other liabilities	3,971			4,922			3,433
Shareholders’ equity	38,056			34,370			30,248

Total liabilities and shareholders’ equity	$452,360			$421,074			$372,752

Interest rate spread			2.73%			2.75%			3.22%
Net interest income		$13,333			$13,313			$13,366

Net interest margin			3.13%			3.34%			3.79%
Average interest-earning assets to average total assets			94.19%			94.71%			94.63%
Average loans to average deposits			96.71%			91.91%			95.37%

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

	Comparison of Years Ended			Comparison of Years Ended
	December 31, 2008 and 2007			December 31, 2007 and 2006
	(in thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Tax-exempt securities	$64	$3	$67	$64	$32	$96
Taxable securities	113	160	273	379	232	611
Federal funds sold and cash in banks	(47)	(129)	(176)	106	17	123
Net loans and loans held for sale	1,874	(4,686)	(2,812)	2,573	281	2,854

Total interest income	$2,004	$(4,652)	$(2,648)	$3,122	$562	$3,684

Interest paid on:
NOW deposits	45	(147)	(102)	(8)	(11)	(19)
Money market deposits	(62)	(78)	(140)	(230)	(18)	(248)
Savings deposits	(61)	(1,459)	(1,520)	561	373	934
Time deposits	457	(1,659)	(1,202)	1,894	1,547	3,441
Borrowed funds	1,173	(877)	296	(351)	(20)	(371)

Total interest expense	$1,552	$(4,220)	$(2,668)	$1,866	$1,871	$3,737

Increase (decrease) in net interest income	$452	$(432)	$20	$1,256	$(1,309)	$(53)

Deposits
The Bank offers a wide range of commercial and consumer interest bearing and non-interest bearing deposit accounts, including checking accounts, money market accounts, negotiable order of withdrawal (“NOW”) accounts, individual retirement accounts, certificates of deposit and regular savings accounts. The sources of deposits are residents, businesses and employees of businesses within the Bank’s market area, obtained through the personal solicitation of the Bank’s officers and directors, direct mail solicitation and advertisements published in the local media. The Bank also utilizes the brokered certificate of deposit market and the Promontory Interfinancial Network (CDARS) program for funding needs for loan origination and liquidity. These brokered and CDARS deposits are included in time deposits on the balance sheet. The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank’s market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and similar items.

The following table details, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories (dollar amounts in thousands):

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid	Amount	Paid
Deposit Category
Non-interest bearing demand deposits	$34,034	—	$35,062	—	$36,717	—
NOW and money market deposits	40,447	1.34%	39,917	1.97%	48,177	2.18%
Savings deposits	67,259	2.09%	68,691	4.26%	53,603	3.72%
Time deposits	231,736	4.31%	222,664	5.03%	178,982	4.34%
The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2008 were as follows (in thousands):

Three months or less	$37,231
Over three months through six months.	25,122
Over six months through twelve months	95,180
Over twelve months	13,345

Total	$170,878

Borrowed Funds
The Bank’s borrowed funds consist of short-term borrowings and long-term debt, including federal funds purchased, retail and other repurchase agreements and lines of credit with the Federal Home Loan Bank. The average balance of borrowed funds was approximately $36.8 million for the year ended December 31, 2008, compared to $15.1 million and $20.8 million for the years ended December 31, 2007 and 2006, respectively.
The most significant borrowed funds categories for the Bank are three lines of credit from the Federal Home Loan Bank, consisting of the “Loans Held for Sale” (LHFS) program (formerly known as the warehouse line of credit), a 1-4 family housing loan line of credit (1-4 LOC), and a long-term convertible advance.
At December 31, 2008, there was no outstanding balance on the LHFS line of credit, compared to an outstanding balance of $1,342,686 with an interest rate of 5.19% at December 31, 2007. At December 31, 2006, the outstanding balance on the LHFS line of credit was $23,328,076 with an interest rate of 6.06%. The average balance outstanding on the LHFS line of credit was $76,125 for 2008 with a weighted average interest rate of 2.83%. The average balance outstanding on the LHFS line of credit was $2,448,636 for 2007 with a weighted average interest rate of 5.82%. The average balance outstanding for 2006 was $7,574,412 with a weighted average interest rate of 5.69%. The maximum amount outstanding on the LHFS line of credit at any month end during 2008 was $0, compared to $5,477,302 in 2007 and $24,213,305 in 2006. The LHFS line of credit is secured by the mortgage loans held for sale originated with the borrowed funds. The interest rate on the LHFS line of credit is equal to the Federal Home Loan Bank’s Daily Rate Credit Program rate plus 50 basis points.

At December 31, 2008, the outstanding balance on the 1-4 LOC was $6,000,000 with an interest rate of 0.46%, compared to an outstanding balance of $5,000,000 with an interest rate of 4.40% at December 31, 2007. At December 31, 2006, the outstanding balance on the 1-4 LOC was $8,500,000 with an interest rate of 5.50%. The average balance outstanding on the 1-4 LOC was $8,297,541 for 2008 with a weighted average interest rate of 2.40%. The average balance outstanding on the 1-4 LOC was $6,011,781 for 2007 with a weighted average interest rate of 5.32% . The average balance outstanding for 2006 was $7,370,137 with a weighted average interest rate of 5.56%. The maximum amount outstanding on the 1-4 LOC at any month end during 2008 was $24,200,000, compared to $11,000,000 in 2007 and $9,200,000 in 2006. This 1-4 LOC is secured by the Bank’s portfolio of 1-4 family first mortgage loans, excluding those loans that are held for sale. The interest rate on the 1-4 LOC is equal to the Federal Home Loan Bank’s Daily Rate Credit Program rate.
During 2007, a long-term convertible advance was established as a new additional line of credit. At December 31, 2008, the outstanding balance on this advance was $10.0 million with a weighted average interest rate of 3.83%. This advance matures December 2012 and is callable until December 2010. An additional, but similar, long-term convertible advance was established during 2008. At December 31, 2008, the outstanding balance on this new advance was $15.0 million with a weighted average interest rate of 3.33%. This advance matures May 2013 and is callable until May 2010.
Loan Portfolio
The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 2008, the Bank’s loan portfolio consisted of 56.8% real estate mortgage loans, 31.2% real estate construction loans, 9.3% commercial loans and 2.7% consumer/installment loans.
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

The following table presents the categories of loans contained in the Bank’s loan portfolio as of the end of the five most recent fiscal years and the total amount of all loans for such periods:

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Type of Loan
Commercial, financial and agricultural	$31,173	$29,582	$27,692	$29,945	$30,820
Real estate — construction	105,032	89,580	73,502	55,737	46,581
Real estate — mortgage	191,152	192,668	169,141	152,497	127,691
Installment and consumer	9,092	10,487	10,609	10,189	11,705

Subtotal	$336,449	$322,317	$280,944	$248,368	$216,797

Less:

Unearned income and deferred loan fees	(156)	(116)	(61)	(57)	(69)
Allowance for possible loan losses	(4,284)	(5,059)	(4,386)	(3,756)	(3,416)

Total (net of allowance)	$332,009	$317,142	$276,497	$244,555	$213,312

In addition to the above, at December 31, 2008, the Bank also had $28.4 million of single family residential mortgage loans held for sale that were originated by the Bank’s Mortgage Division.
The table below presents an analysis of maturities of certain categories of loans as of December 31, 2008:

	Due in 1
	Year or	Due in 1 to	Due After
Type of Loan	Less	5 Years	5 Years	Total
	(In thousands)
Commercial, financial and agricultural	$20,952	$10,004	$217	$31,173
Real estate-construction	84,337	20,695	—	105,032

Total	$105,289	$30,699	$217	$136,205

The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 2008 (in thousands):

Loans due after 1 year with predetermined interest rates	$12,355
Loans due after 1 year with floating interest rates	$18,561

The following table presents information regarding non-accrual and past due loans at the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans accounted for on a non-accrual basis
Number	56	65	49	73	75
Amount	$5,061	$11,558	$2,286	$1,708	$1,664

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	3	4	2	10	6
Amount	$1	$18	$71	$297	$444
The Bank does not have any loans which are “troubled debt restructurings” as defined in SFAS No. 15.
Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or when, in management’s judgment, the interest will not be collectible in the normal course of business. Additional interest income of $93,125 in 2008 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized in 2008 on loans that have been accounted for on a non-accrual basis.
At December 31, 2008, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience
An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollar amounts in thousands)
Allowance for loan losses, beginning of year	$5,059	$4,386	$3,756	$3,416	$3,164
Charge-offs:
Construction, land development and other land loans	1,107	—	—	—	—
Commercial, financial and agricultural	223	163	106	521	240
Installment and consumer	110	97	95	129	127
Real estate — mortgage	824	28	98	73	333

	2,264	288	299	723	700

Recoveries:
Construction, land development and other land loans	—	—	—	—	—
Commercial, financial and agricultural	5	10	16	34	—
Installment and consumer	25	31	7	7	14
Real estate — mortgage	3	11	8	—	130

	33	52	31	41	144

Net (charge-offs) recoveries	(2,231)	(236)	(268)	(682)	(556)

Provision charged to operations	1,456	909	898	1,022	808

Allowance for loan losses, end of year	$4,284	$5,059	$4,386	$3,756	$3,416

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(.62%)	(.07%)	(.09%)	(.24%)	(.23%)

Allowance for Loan Losses
In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.

Accordingly, management has established an allowance for loan losses, which totaled approximately $4,284,000 at December 31, 2008, which is allocated according to the following table, along with the percentage of loans in each category to total loans:

	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollar amounts in thousands)
Commercial, financial and agricultural	$436	9.3%	$562	9.2%	$883	9.9%	$543	12.1%	$581	14.2%
Real estate — construction	1,838	31.2%	1,928	27.8%	1,442	26.2%	1,312	22.4%	1,165	21.5%
Real estate — Mortgage	1,770	56.8%	2,247	59.8%	1,760	60.2%	1,671	61.4%	1,432	58.9%
Consumer and installment	133	2.7%	195	3.2%	191	3.7%	136	4.1%	152	5.4%
Unallocated	107	—	127	—	110	—	94	—	86	—

Total	$4,284		$5,059		$4,386		$3,756		$3,416

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
Real estate mortgage loans constituted approximately 56.8% of outstanding loans at December 31, 2008. These loans include both commercial and residential mortgage loans. Management believes the risk of loss for commercial real estate loans is generally higher than residential loans. Management continuously monitors the performance of the commercial real estate portfolio and collateral values. Residential mortgages are generally secured by the underlying residence. Management of the Bank currently believes that these loans are adequately secured.
Real estate construction loans represented approximately 31.2% of the Bank’s outstanding loans at December 31, 2008. This category of the loan portfolio consists of commercial and residential construction and development loans located in the Bank’s market areas in Georgia and Florida. Management of the Bank closely monitors the performance of these loans and periodically inspects properties and development progress. Management considers these factors in estimating and evaluating the allowance for loan losses.
Commercial loans represented approximately 9.3% of outstanding loans at December 31, 2008. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank’s loan portfolio. However, the Bank generally originates commercial loans on a secured basis, and at December 31, 2008, over 98% of the Bank’s commercial loans were secured. Management believes that the secured status of a substantial portion of the commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.
Consumer and installment loans represented approximately 2.7% of outstanding loans at December 31, 2008 and are also well secured. At December 31, 2008, the majority of the Bank’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans inherently possess less risk than other categories of loans.

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
Cash and Due from Banks
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and due from banks. As of December 31, 2008, interest-bearing cash due from banks totaled $1.3 million and funds required to be on reserve with the Federal Reserve totaled $960,000.
Investments
As of December 31, 2008, investment securities comprised approximately 12.5% of the Bank’s assets. The Bank invests primarily in obligations of the United States or agencies of the United States, mortgage-backed securities and obligations, certain obligations of states and municipalities, corporate securities, Federal Home Loan Bank stock, and bank-owned life insurance. The Bank also enters into federal funds transactions with its principal correspondent banks. The Bank may act as a net seller or net purchaser of such funds.
The following table presents, for the dates indicated, the estimated fair market value of the Bank’s investment securities available for sale. The Bank has classified all of its investment securities as available for sale.

	December 31,
	2008	2007	2006
	(In thousands)
Obligations of the U.S. Treasury and other U.S government agencies	$27,330	$32,148	$26,177
Mortgage-backed securities	20,190	19,332	21,415
Obligations of States and political subdivisions	9,924	7,243	5,681
Corporate obligations	150	183	—

Total investment securities	$57,594	$58,906	$53,273

Federal Home Loan Bank stock	2,201	1,487	2,131

Total investment securities and FHLB stock	$59,795	$60,393	$55,404

The following tables present the contractual maturities and weighted average yields of the Bank’s investment securities as of December 31, 2008:

	Maturities of Investment Securities
	Less Than	One To	Five To	Over
	One Year	Five Years	Ten Years	Ten Years
	(In thousands)
Obligations of the U.S. Treasury and other U.S. government agencies	$—	$—	$11,822	$15,508
Mortgage-backed securities	—	1,246	—	18,944
Obligations of States and political subdivisions	226	833	3,602	5,263
Corporate obligations	—	—	150	—
Federal home loan bank stock	2,201	—	—	—

Total	$2,427	$2,079	$15,574	$39,715

	Weighted Average Yields
		After One	After Five
	Within	Through	Through	After
	One Year	Five Years	Ten Years	Ten Years
Obligations of the U.S. Treasury and other U.S. government agencies	—	—	5.35%	5.71%
Mortgage-backed securities	—	3.62%	—	5.20%
Obligations of States and political subdivisions	3.62%	5.61%	5.70%	5.83%
Corporate obligations	—	—	5.60%	—
Federal home loan bank stock	4.29%	—	—	—

Total weighted average yield	4.22%	4.42%	5.43%	5.48%
The weighted average yields on tax-exempt obligations presented in the table above have been computed on a tax-equivalent basis.
With the exception of U.S. government agency securities, the Bank did not have investments with a single issuer exceeding, in the aggregate, 10% of the Company’s shareholders’ equity.
In September 2007, an $8.0 million bank-owned life insurance policy (BOLI) was acquired in order to insure the key officers of the Bank. Per FASB Technical Bulletin 85-4, this policy is classified as a miscellaneous asset at its cash surrender value, net of surrender charges and/or early termination charges. As of December 31, 2008, the BOLI cash surrender value was $8,401,691, resulting in other income for 2008 of $315,832 and an annualized net yield of 3.84%.
Return on Equity and Assets
The following table presents certain profitability, return and capital ratios for the Company as of the end of the past three fiscal years.

	December 31,
	2008	2007	2006
Return on Average Assets	0.62%	0.69%	0.78%
Return on Average Equity	7.36%	8.39%	9.57%
Dividend Payout Ratio	—	—	—
Equity to Assets Ratio	8.48%	8.03%	7.70%

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
As of December 31, 2008, the Bank’s liquidity ratio was 20.4% as compared to 17.9% at December 31, 2007. In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with Silverton Bank and SunTrust Bank. Management is not aware of any demands, commitments or uncertainties which could materially affect the Bank’s liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities at December 31, 2008 with a market value of $57.6 million in its available-for-sale portfolio which would provide an additional source of liquidity.
Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank’s exposure to interest rate risk. Various assets and liabilities are termed “rate sensitive” when the interest rate can be replaced. By definition, the “gap” is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon. At December 31, 2008, the Bank was asset sensitive except in the 3-12 month time frame.
The following is an analysis of rate sensitive assets and liabilities as of December 31, 2008 (in thousands):

				5 years
	0-3 mos.	3-12 mos.	1-5 years	or more	Total

Taxable securities	$—	$—	$1,246	$46,424	$47,670
Tax-exempt securities	—	226	833	8,865	9,924
Federal funds sold and cash in banks	9,954	—	—	—	9,954
Loans	195,740	44,863	119,406	4,686	364,695

Total rate sensitive assets	205,694	45,089	121,485	59,975	432,243

NOW and money market deposits	47,145	—	—	—	47,145
Savings deposits	55,426	—	—	—	55,426
Time deposits	49,285	165,887	24,844	301	240,317

Total rate sensitive deposits	151,856	165,887	24,844	301	342,888

Borrowed funds	15,128	—	—	—	15,128

Total rate sensitive liabilities	166,984	165,887	24,844	301	358,016

Excess of rate sensitive assets less rate sensitive liabilities	$38,710	$(120,798)	$96,641	$59,674	$74,227
Cumulative ratio of rate sensitive assets to liabilities	123%	75%	104%	121%
Cumulative gap	$38,710	$(82,088)	$14,553	$74,227

Capital Resources
The equity capital of the Bank totaled $39.0 million at December 31, 2008, an increase of $3.0 million, or 8.3%, from equity capital of $36.0 million at December 31, 2007. The increase in equity capital was attributable to the Bank’s net income of $3.0 million and a negligible decrease of $7,000 in the Bank’s after-tax unrealized gain/(loss) on available-for-sale securities which, under Statement of Financial Accounting Standard No. 115, is recognized in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account. The equity capital of the Company totaled $39.1 million at December 31, 2008.
Management believes that the capitalization of the Company and the Bank is adequate to sustain the growth experienced in 2008. The following table sets forth the applicable actual and required capital ratios for the Company and the Bank as of December 31, 2008:

		Minimum
	December 31, 2008	Regulatory Requirement

Bank
Total risk-based capital ratio	10.89%	8.0%
Tier 1 Capital ratio	9.80%	4.0%
Leverage ratio	8.58%	4.0%

Company — Consolidated

Total risk-based capital ratio	10.91%	8.0%
Tier 1 Capital ratio	9.82%	4.0%
Leverage ratio	8.59%	4.0%
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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had no Level 1 assets or liabilities at December 31, 2008.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. At December 31, 2008, Level 2 securities included U.S. Government agency obligations, state and municipal bonds, corporate debt securities, mortgage-backed securities, and FHLB stock.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had no Level 3 assets or liabilities at December 31, 2008.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities Available-for-Sale
Investment securities available-for-sale, including FHLB stock, are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. At December 31, 2008, the Company classified $59.8 million of investment securities available-for-sale, including FHLB stock, subject to recurring fair value adjustments as Level 2.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $28.4 million of loans held for sale at December 31, 2008.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once an individual loan is identified as impaired, management measures the impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans, classified as Level 2, totaled $6.1 million at December 31, 2008 and had specific loan loss allowances aggregating $0.8 million.
Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed assets as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $7.2 million at December 31, 2008.
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at
December 31, 2008, Using,
Total
	Carrying		Quoted
	Amount in		Prices in
	the	Assets/	Active	Significant	Significant
	Consolidated	Liabilities	Markets for	Other	Other
	Balance	Measured at	Identical	Observable	Unobservable
	Sheet	Fair Value	Assets	Inputs	Inputs
Description	12/31/2008	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities, including FHLB stock	$59,795	$59,795	$—	$59,795	$—

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
Following is an analysis of significant off-balance sheet financial instruments at December 31, 2008 and 2007.

	December 31, 2008	December 31, 2007
	(In thousands)
Commitments to extend credit	$56,426	$40,492
Standby letters of credit	5,102	1,912

Total	$61,528	$42,404

Contractual Obligations
We have various contractual obligations that we must fund as part of our normal operations. The following table shows aggregate information about our contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2008, based upon rates in effect at December 31, 2008.

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Time Deposits	$254,914	$228,426	$25,636	$550	$302
Long-Term Debt	29,611	1,072	2,134	26,405	—
Data Processing Obligations	2,236	1,032	1,204	—	—
Operating Lease Obligations	1,201	291	566	344	—
Service Contract Obligations	615	232	272	111	—

Total	$288,577	$231,053	$29,812	$27,410	$302

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
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
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
Not applicable.

PART III
Certain information required by Part III of this Form 10-K is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Shareholders to be held on May 18, 2009 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the Securities and Exchange Commission.

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
     (a)1. The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements
     (a)2. Financial Statement Schedules
               Not Applicable
     (a)3 & (b). The following exhibits are filed with this report:

Exhibit
Number		Description of Exhibit
3.1	—	Articles of Incorporation of the Company (incorporated herein by reference to the exhibit contained in the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763, previously filed with the Commission).

3.1.1	—	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, previously filed with the Commission).

3.2	—	By-Laws of the Company (incorporated herein by reference to the exhibit contained in the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended (Registration No. 333-69763)).

Exhibit
Number		Description of Exhibit
* 10.1	—	1997 Stock Option Plan (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Commission).

* 10.2	—	Directors Stock Purchase Plan (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Commission).

* 10.3	—	2005 Incentive Plan (incorporated herein by reference to Appendix A contained in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, filed with the Commission on May 5, 2005).

* 10.4	—	Form of Incentive Stock Option Agreement under the Company’s 2005 Incentive Plan (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, previously filed with the Commission).

* 10.5	—	Severance Protection Agreement between First Bank of Georgia and Remer Y. Brinson, III, dated September 4, 2000 (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Commission).

* 10.6	—	Compensation Arrangements with Remer Y. Brinson, III (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, previously filed with the Commission).

* 10.7	—	First Bank of Georgia Annual Incentive Plan for Patrick G. Blanchard and Remer Y. Brinson, III (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Commission).

14.1	—	Code of Ethics (incorporated herein by reference from Exhibit 99.2 contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, previously filed with the Commission).

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Cherry, Bekaert & Holland, L.L.P.

Exhibit
Number		Description of Exhibit

31.1	—	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	—	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	—	Financial Statements.

*	- Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.
Date: March 31, 2009	By:	/s/ Remer Y. Brinson, III
Remer Y. Brinson, III
President and Chief Executive Officer (principal executive officer)

Date: March 31, 2009	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS	DATE	DIRECTORS	DATE

/s/ Patrick G. Blanchard	March 31, 2009	/s/ Robert N. Wilson, Jr.	March 31, 2009

Patrick G. Blanchard		Robert N. Wilson, Jr.

/s/ Remer Y. Brinson, III	March 31, 2009	/s/ Hugh L. Hamilton, Jr.	March 31, 2009

Remer Y. Brinson, III		Hugh L. Hamilton, Jr.

/s/ Mac A. Bowman	March 31, 2009	/s/ George H. Inman	March 31, 2009

Mac A. Bowman		George H. Inman

/s/ Philip G. Farr	March 31, 2009	/s/ David W. Joesbury, Sr.	March 31, 2009

Philip G. Farr		David W. Joesbury, Sr.

/s/ Samuel A. Fowler, Jr.	March 31, 2009	/s/ James L. Lemley, M.D.	March 31, 2009

Samuel A. Fowler, Jr.		James L. Lemley, M.D.

/s/ Arthur J. Gay, Jr.	March 31, 2009	/s/ Julian W. Osbon	March 31, 2009

Arthur J. Gay, Jr.		Julian W. Osbon

/s/ John W. Lee	March 31, 2009	/s/ Bennye M. Young	March 31, 2009

John W. Lee		Bennye M. Young

/s/ A. Montague Miller	March 31, 2009

A. Montague Miller