Form 10-Q
period 2009-03-31
GEORGIA CAROLINA BANCSHARES INC
filed 2009-05-15
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
- or -

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                    to
Commission File Number 0-22981
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and has posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2009

Common Stock, $.001 Par Value	3,481,461 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$8,315	$9,954
Federal funds sold	—	—
Securities available-for-sale	51,551	57,594
Loans, net of allowance for loan losses of $4,765 and $4,284, respectively	334,949	332,009
Loans, held for sale	40,408	28,402
Bank premises and fixed assets	9,936	10,081
Accrued interest receivable	1,857	1,934
Foreclosed real estate, net of allowance	6,668	7,217
Deferred tax asset, net	1,103	996
Federal Home Loan Bank Stock	2,692	2,201
Bank-owned life insurance	8,485	8,402
Other assets	1,959	2,038

Total assets	$467,923	$460,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$36,084	$34,121
Interest-bearing:
NOW accounts	35,105	37,373
Savings	52,654	55,426
Money market accounts	7,992	9,772
Time deposits of $100,000, and over	186,516	170,878
Other time deposits	76,758	69,439

Total deposits	395,109	377,009

Borrowings:
Other liabilities, borrowings and retail agreements	33,325	44,735

Total liabilities	428,434	421,744

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 3,470,737 and 3,456,816 shares issued and outstanding	4	4
Additional paid-in-capital	15,347	15,268
Retained Earnings	23,999	23,604
Accumulated other comprehensive income	139	208

Total shareholders’ equity	39,489	39,084

Total liabilities and shareholders’ equity	$467,923	$460,828

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Interest income
Interest and fees on loans	$5,105	$6,277
Interest on taxable securities	568	715
Interest on nontaxable securities	105	73
Interest on Federal funds sold	2	38

Total interest income	5,780	7,103

Interest expense
Interest on time deposits of $100,000 or more	1,507	1,821
Interest on other deposits	868	1,846
Interest on funds purchased and other borrowings	272	238

Total interest expense	2,647	3,905

Net interest income	3,133	3,198

Provision for loan losses	627	237

Net interest income after provision for loan losses	2,506	2,961

Non-interest income
Service charges on deposits	335	300
Other income/loss	402	233
Gain on sale of mortgage loans	1,895	1,919

Total non-interest income	2,632	2,452

Non-interest expense
Salaries and employee benefits	2,891	2,761
Occupancy expenses	382	380
Other expenses	1,378	1,165

Total non-interest expense	4,651	4,306

Income before income taxes	487	1,107
Income tax expense	92	355

Net income	$395	$752

Net income per share of common stock
Basic	$0.11	$0.22

Diluted	$0.11	$0.21

Dividends per share of common stock	$—	$—

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008

Net income	$395	$752

Unrealized holding gain (loss) arising during the period, net of tax	(69)	413

Comprehensive income	$326	$1,165

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$395	$752
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	173	176
Provision for loan losses	627	237
SFAS 123R Stock option expense	20	33
Stock compensation	32	44
Increase in cash value of bank-owned life insurance	(83)	(81)
(Gain)/Loss on sales of foreclosed real estate	(163)	23
Gain on sales of premises and equipment	—	(1)
Net originations, proceeds and gain on loans held for sale	(12,006)	6,278
(Increase)/decrease in accrued interest receivable	77	(77)
Increase in accrued interest payable	137	508
Increase in deferred tax asset, net	(68)	(117)
Net change in other assets and liabilities	(128)	(225)

Net cash (used in) provided by operating activities	(10,987)	7,550

Cash flows from investing activities
Increase in federal funds sold	—	(2,518)
Loan originations and collections, net	(4,123)	(13,133)
Purchases of available for sale securities	(5,518)	(11,063)
Proceeds from maturities, sales & calls of available-for-sale securities, net	11,453	9,563
Purchases of restricted securities	(1,553)	(1,308)
Proceeds from sales of restricted securities	1,062	1,134
Proceeds from sales of foreclosed real estate	1,268	29
Net additions to bank premises and fixed assets	(2)	(41)

Net cash provided by (used in) investing activities	2,587	(17,337)

Cash flows from financing activities
Increase in deposits, funds purchased and other borrowings	17,083	5,305
Increase/(decrease) in FHLB borrowings	(6,000)	2,657
Increase/(decrease) in repurchase agreements	(4,349)	3,096
Proceeds from stock options exercised	27	—

Net cash provided by financing activities	6,761	11,058

Net increase/(decrease) in cash and due from banks	(1,639)	1,271

Cash and due from banks at beginning of period	9,954	6,744

Cash and due from banks at end of period	$8,315	$8,015

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
Note 1 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). Significant intercompany transactions and accounts have been eliminated in consolidation.
The financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, to account for compensation costs under its stock option plans. The adoption of SFAS No. 123(R) resulted in additional expense in the first three months of 2009 of approximately $20,000 relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.
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
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31, 2009
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$395,000	3,464,251	$0.11
Effect of stock options outstanding		20,823	—

Diluted EPS

Income available to common stockholders	$395,000	3,485,074	$0.11

	For the Three Months Ended March 31, 2008
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$752,000	3,401,766	$0.22
Effect of stock options outstanding		95,702	(0.1)

Diluted EPS

Income available to common stockholders	$752,000	3,497,468	$0.21

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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at March 31, 2009.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. At March 31, 2009, Level 2 securities include U.S. Government agency obligations, state and municipal bonds, corporate debt securities, mortgage-backed securities, and FHLB stock.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has no Level 3 assets or liabilities at March 31, 2009.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. At March 31, 2009, the Company classified $51.6 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $40.4 million of loans held for sale at March 31, 2009.
Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once an individual loan is identified as impaired, management measures the impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans, classified as Level 2, totaled $19.9 million at March 31, 2009 and had specific loan loss allowances aggregating $0.9 million.
Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimate of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed assets as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $6.7 million at March 31, 2009.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at
March 31, 2009, Using,
	Total		(in thousands)
	Carrying		Quoted
	Amount in		Prices in
	the	Assets/	Active	Significant	Significant
	Consolidated	Liabilities	Markets for	Other	Other
	Balance	Measured at	Identical	Observable	Unobservable
	Sheet	Fair Value	Assets	Inputs	Inputs
Description	3/31/2009	3/31/2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$51,551	$51,551	$—	$51,551	$—
Note 5 — Impact of Other Recently Issued Accounting Standards
In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP 140-3 addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. FSP 140-3 includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. FSP 140-3 is effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company adopted this statement on January 1, 2009 as required. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this statement on January 1, 2009 as required. The adoption of SFAS 161 did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective November 15, 2008, 60 days following the SEC’s September 16, 2008 approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company adopted SFAS 162 in 2008 as required. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. FSP 133-1 and FIN 45-4 also clarifies that the disclosure requirements of SFAS 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 was effective for reporting periods (annual or interim) ending after November 15, 2008. The Company adopted this statement as of December 31, 2008 as required. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (SFAS 154, Accounting Changes and Error Corrections). The disclosure provisions of SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company adopted this standard on October 1, 2008 as required. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), to provide additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP 157-4 are effective for the Company’s interim period ending on June 30, 2009. Management of the Company is currently evaluating the potential impact of FSP 157-4 on the Company’s financial condition, results of operations, and liquidity. Management does not expect the adoption of this standard to have a material impact on the Company’s financial condition, results of operations, or liquidity.
In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1), that require disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. Management of the Company is currently evaluating the potential impact of FSP 107-1 and APB 28-1 on the Company’s financial condition, results of operations, and liquidity. As FSP 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, Management does not expect the adoption of this standard to have a material impact on the Company’s financial condition, results of operations, or liquidity.
In April 2009, the FASB issued FSP SFAS No. 115-2 and FSP SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and FSP 124-2), that amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and FSP 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP 115-2 and FSP 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management of the Company is currently evaluating the potential impact of FSP 115-2 and FSP 124-2 on the Company’s financial condition, results of operations, and liquidity. Management does not expect the adoption of this standard to have a material impact on the Company’s financial condition, results of operations, or liquidity.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.
Note 6 — Commitments and Contingencies
The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At March 31, 2009, the Bank had outstanding loan commitments approximating $67.7 million.
Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $5.2 million as of March 31, 2009.
The Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Bank enters into best efforts forward sales commitments at the same time the commitments to originate are finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Bank’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $74.6 million each at March 31, 2009. The net unrealized gains/losses of the origination and sales commitments did not have a material effect on the consolidated financial statements of the Company at March 31, 2009.
The Bank has executed best efforts forward sales commitments related to retail mortgage loans, which are classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Bank’s market risk on these loans. The notional value of the forward sales commitments on retail mortgage loans at March 31, 2009 was approximately $51.7 million. The fair value of the sales commitments on retail mortgage loans resulted in no material gains or losses to the Bank at March 31, 2009.
The nature of the business of the Bank is such that it ordinarily results in a certain amount of litigation. In the opinion of management, there are no present litigation matters in which the anticipated outcome will have a material adverse effect on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Georgia-Carolina Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia on January 31, 1997 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended. The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, state-chartered commercial bank. The Bank operates three offices in Augusta, Georgia, two offices in Martinez, Georgia and one office in Thomson, Georgia. The Bank also operates three non-depository, mortgage origination offices in Augusta, Georgia, Savannah, Georgia and Jacksonville, Florida. The Bank is also the parent company of the newly-formed Willhaven Holdings, LLC subsidiary, effective March 20, 2009. Willhaven Holdings, LLC holds certain other real estate of the Bank.
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
Results of Operations
Overview
The Company’s net income was $395,000 for the first quarter of 2009, compared to $752,000 for the first quarter of 2008, a decrease of 47.5%. The primary reason for the decline in net income was an increase in the provision for loan losses. Basic earnings per share were $0.11 for the first quarter of 2009, compared to $0.22 for the first quarter of 2008. Diluted earnings per share were also $0.11 for the first quarter of 2009, compared to $0.21 for the first quarter of 2008.
The Company’s return on average assets was 0.34% (annualized) for the quarter ended March 31, 2009, compared to 0.66% (annualized) for the quarter ended March 31, 2008. The Company’s return on average equity for the quarter ended March 31, 2009 was 3.94% (annualized) compared to 8.16% (annualized) for the quarter ended March 31, 2008.
Net Interest Income
Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).
Net interest income was $3,133,000 for the quarter ended March 31, 2009, a decrease of $65,000 (2.0%) over net interest income of $3,198,000 for the quarter ended March 31, 2008. This decrease is primarily the result of the continued tightening of net interest margins in the current interest rate environment, the economic market conditions and an increase in non-performing assets. Interest-earning assets were $434,365,000 at March 31, 2009 compared to $424,490,000 at December 31, 2008 and $433,758,000 at March 31, 2008, increases of $9,875,000 (2.3%) and $607,000 (0.1%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $375,357,000 at March 31, 2009 compared to $360,411,000 at December 31, 2008 and $363,252,000 at March 31, 2008, increases of $14,946,000 (4.1%) and $12,105,000 (3.3%), respectively. During the first quarter of 2009, the Company experienced an increase in mortgage loans held for sale as the relative stability of the Augusta, Georgia and Columbia County, Georgia market areas continues to produce some growth in the Bank’s loan portfolio despite the overall softening of loan demand in the current economic environment.

Interest Income
Interest income for the three months ended March 31, 2009 was $5,780,000, a decrease of $1,323,000 (18.6%) from $7,103,000 for the three months ended March 31, 2008. The decrease in interest income primarily resulted from a decrease in interest and fees on loans due to lower yields in the current interest rate environment and an increase in non-performing assets. Interest income and fees on loans for the three months ended March 31, 2009 were $5,105,000, a decrease of $1,172,000 (18.7%) from $6,277,000 for the three months ended March 31, 2008. Interest on taxable securities declined $147,000 (20.6%) to $568,000 for the three months ended March 31, 2009 from $715,000 for the three months ended March 31, 2008, due to a decline in the volume of securities.
Interest Expense
Interest expense for the three months ended March 31, 2009 was $2,647,000, a decrease of $1,258,000 (32.2%) from $3,905,000 for the three months ended March 31, 2008. Despite an increase in interest-bearing deposits from March 31, 2008 to March 31, 2009, the cost of funds on these deposits has declined due to the lower interest rate environment during this same time period.
Provision for Loan Losses
The provision for loan losses was $627,000 for the three months ended March 31, 2009, compared to $237,000 for the three months ended March 31, 2008, an increase of $390,000 (164.6%). The provision for loan losses was $730,000 for the three months ended December 31, 2008. As a result of management’s detailed review of the Bank’s loan portfolio and adequacy of the allowance for loan losses, an increase in the Bank’s non-performing assets and the overall weakness in the economy, the provision for loan losses has been increased the last two quarters. As shown in the Asset Quality section below, non-performing assets have increased $3.1 million over the past twelve months to $14.5 million. A significant portion of this increase was in the Savannah, Georgia market. Consequently, the ratio of the allowance for loan losses to total gross loans increased to 1.25% at March 31, 2009 from 1.17% at December 31, 2008. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to gross loans increased to 1.40% at March 31, 2009 from 1.27% at December 31, 2008. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Non-interest Income
Non-interest income for the three months ended March 31, 2009 was $2,632,000, an increase of $180,000 (7.3%) from $2,452,000 for the three months ended March 31, 2008. Service charges on deposit accounts were $335,000 for the three months ended March 31, 2009, an increase of $35,000 (11.7%) from $300,000 for the three months ended March 31, 2008. During March 2009, the Bank recorded a $198,000 gain on the sale of foreclosed real estate, which contributed to the net increase of $169,000 in other income for the three months ended March 31, 2009. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $1,895,000 for the three months ended March 31, 2009, a decrease of $24,000 (1.3%) from $1,919,000 for the three months ended March 31, 2008. Substantially all loans originated by the division are sold in the secondary market with servicing rights released.

Non-interest Expense
Non-interest expense for the three months ended March 31, 2009 was $4,651,000, an increase of $345,000 (8.0%) from $4,306,000 for the three months ended March 31, 2008. Salary and employee benefit costs were $2,891,000 for the three months ended March 31, 2009, an increase of $130,000 (4.7%) from $2,761,000 for the three months ended March 31, 2008, due primarily to increased mortgage commissions. Other non-interest expense for the three months ended March 31, 2009 increased by $213,000 (18.3%) to $1,378,000 from $1,165,000 for the three months ended March 31, 2008, primarily due to increased FDIC insurance expense, other real estate expense, and loan-related expenses.
Income Taxes
The Company recorded income tax expense of $92,000 for the three months ended March 31, 2009, resulting from net income before taxes of $487,000 for the quarter. The income tax provision for the three months ended March 31, 2009 reflects a $41,000 reduction related to settlement of the Company’s final tax returns filed for 2007.
Financial Condition
Overview
Total consolidated assets at March 31, 2009 were $467,923,000, an increase of $7,095,000 (1.5%) from December 31, 2008 total consolidated assets of $460,828,000. At March 31, 2009, gross loans, including loans held for sale, represented 87.5% of interest-earning assets compared to 85.9% at December 31, 2008. Gross loans were $380,122,000 at March 31, 2009, an increase of $15,427,000 (4.2%) from $364,695,000 at December 31, 2008. Investments in securities at March 31, 2009 were $51,551,000, a decrease of $6,043,000 (10.5%) from $57,594,000 at December 31, 2008. Interest-bearing deposits at March 31, 2009 were $359,025,000, an increase of $16,137,000 (4.7%) from the December 31, 2008 balance of $342,888,000. The Bank’s lines of credit balances with the Federal Home Loan Bank were $25,000,000 at March 31, 2009, as compared to December 31, 2008 balances of $31,000,000, a decrease of $6,000,000 (19.4%). Federal funds purchased decreased from $1,017,000 at December 31, 2008 to $0 at March 31, 2009. The Bank’s retail repurchase agreements totaled $4,262,000 at March 31, 2009, a decrease of $4,349,000 (50.5%) from the December 31, 2008 balance of $8,611,000. The Company’s balance on its line of credit with a correspondent bank was $500,000 at both March 31, 2009 and December 31, 2008.
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

Non-performing assets were $14,531,000 at March 31, 2009, compared to $12,278,000 at December 31, 2008 and $11,447,000 at March 31, 2008. The composition of non-performing assets for each date is shown below.

	March 31,	December 31,	March 31,
	2009	2008	2008

Non-accrual loans	$7,863,000	$5,061,000	$10,961,000
OREO, net of valuation allowance	6,668,000	7,217,000	486,000

	$14,531,000	$12,278,000	$11,447,000

The Bank’s non-accrual loans increased $2.8 million during the first quarter of 2009, but the liquidation of 23 properties at a net gain enabled the Bank to reduce its other real estate by $549,000 during the quarter. The ratio of non-performing assets to total loans and other real estate was 3.76% at March 31, 2009, 3.30% at December 31, 2008, and 3.10% at March 31, 2008. The reduction and disposition of non-performing assets is a management priority.
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended March 31, 2009, management determined that the allowance for loan losses should be increased through a provision for loan losses of $627,000 compared to a loan loss provision of $237,000 for the quarter ended March 31, 2008. Net charge-offs during the quarter ended March 31, 2009 were $145,000 or 0.04%, compared to $21,000 or 0.01% for the quarter ended March 31, 2008. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
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
The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at March 31, 2009 was 22.0%, compared to 20.4% at December 31, 2008.
Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 8.0% for total risk-based capital, 4.0% for “Tier 1” risk-based capital, and 4.0% for the “Tier 1” leverage ratio. At March 31, 2009, the Bank’s total risk-based capital ratio was 10.9% and the Tier 1 risk-based capital ratio was 9.8%, unchanged from 10.9% and 9.8% at December 31, 2008, respectively. At March 31, 2009, the Bank’s Tier 1 leverage ratio was 8.3%, compared to 8.6% at December 31, 2008.
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
The following is an analysis of significant off-balance sheet financial instruments at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
	(in thousands)
Commitments to extend credit	$67,702	$56,426
Standby letters of credit	5,164	5,102

	$72,866	$61,528

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
The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors detailed from time to time in the Company’s periodic filings with the Commission, including Item 1A. “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2008 and continuing into 2009, the capital and credit markets have experienced extended volatility and disruption that have reached unprecedented levels. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2009 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures.
Not applicable.
Item 4T. Controls and Procedures.
Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2009 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

GEORGIA-CAROLINA BANCSHARES, INC.

May 15, 2009	By:	/s/ Remer Y. Brinson III
Remer Y. Brinson III
President and Chief Executive Officer (principal executive officer)

May 15, 2009	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.