Form 10-Q
period 2009-06-30
GEORGIA CAROLINA BANCSHARES INC
filed 2009-08-14
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
— or —

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2009

Common Stock, $.001 Par Value	3,493,179 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$15,983	$9,954
Federal funds sold	1,475	—
Securities available-for-sale	48,304	57,594
Loans, net of allowance for loan losses of $5,142 and $4,284, respectively	331,510	332,009
Loans, held for sale	58,319	28,402
Bank premises and fixed assets	9,869	10,081
Accrued interest receivable	1,761	1,934
Foreclosed real estate, net of allowance	6,936	7,217
Deferred tax asset, net	1,212	996
Federal Home Loan Bank Stock	2,828	2,201
Bank-owned life insurance	8,572	8,402
Other assets	1,412	2,038

Total assets	$488,181	$460,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$36,748	$34,121
Interest-bearing:
NOW accounts	38,456	37,373
Savings	50,810	55,426
Money market accounts	9,114	9,772
Time deposits of $100,000, and over	187,667	170,878
Other time deposits	76,605	69,439

Total deposits	399,400	377,009

Borrowings:
Other liabilities, borrowings and retail agreements	48,253	44,735

Total liabilities	447,653	421,744

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 3,483,586 and 3,456,816 shares issued and outstanding	4	4
Additional paid-in-capital	15,438	15,268
Retained Earnings	24,898	23,604
Accumulated other comprehensive income	188	208

Total shareholders’ equity	40,528	39,084

Total liabilities and shareholders’ equity	$488,181	$460,828

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$5,551	$5,894	$10,656	$12,171
Interest on taxable securities	499	713	1,067	1,428
Interest on nontaxable securities	103	75	208	148
Interest on Federal funds sold	1	18	3	56

Total interest income	6,154	6,700	11,934	13,803

Interest expense
Interest on time deposits of $100,000 or more	1,488	1,594	2,995	3,415
Interest on other deposits	852	1,436	1,720	3,282
Interest on funds purchased and other borrowings	244	269	516	507

Total interest expense	2,584	3,299	5,231	7,204

Net interest income	3,570	3,401	6,703	6,599

Provision for loan losses	613	(29)	1,240	208

Net interest income after provision for loan losses	2,957	3,430	5,463	6,391

Non-interest income
Service charges on deposits	363	324	698	624
Other income/loss	615	247	1,017	480
Gain on sale of mortgage loans	2,749	1,818	4,644	3,737

	3,727	2,389	6,359	4,841

Non-interest expense
Salaries and employee benefits	3,249	2,824	6,140	5,585
Occupancy expenses	366	370	748	750
Other expenses	1,821	1,345	3,199	2,510

	5,436	4,539	10,087	8,845

Income before income taxes	1,248	1,280	1,735	2,387

Income tax expense	349	414	441	769

Net income	$899	$866	$1,294	$1,618

Net income per share of common stock
Basic	$0.26	$0.25	$0.37	$0.47

Diluted	$0.26	$0.25	$0.37	$0.46

Dividends per share of common stock	$—	$—	$—	$—

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$899	$866	$1,294	$1,618

Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	49	(1,055)	(20)	(642)

Comprehensive income/(loss)	$948	$(189)	$1,274	$976

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$1,294	$1,618
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	342	351
Provision for loan losses	1,240	208
SFAS 123R Stock option expense	39	67
Stock compensation	79	124
Increase in cash value of bank-owned life insurance	(170)	(161)
(Gain)/loss on sales of foreclosed real estate	(467)	23
(Gain)/loss on sales of premises and equipment	—	(1)
Net originations, proceeds and gain on loans held for sale	(29,917)	489
Decrease in accrued interest receivable	173	125
Increase in accrued interest payable	429	272
Increase in deferred income tax asset, net	(205)	(66)
Net change in other assets and liabilities	1,255	238

Net cash (used in) provided by operating activities	(25,908)	3,287

Cash flows from investing activities
Increase in federal funds sold	(1,475)	(414)
Loan originations and collections, net	(3,473)	(5,895)
Purchases of available for sale securities	(10,655)	(19,548)
Proceeds from maturities, sales & calls of available-for-sale securities, net	19,912	19,589
Purchases of restricted securities	(1,995)	(2.953)
Proceeds from sales of restricted securities	1,368	2,230
Proceeds from sales of foreclosed real estate	3,480	28
Net additions to bank premises and fixed assets	(77)	(94)

Net cash provided by (used in) investing activities	7,085	(7,057)

Cash flows from financing activities
Increase/(decrease) in deposits, funds purchased and other borrowings	20,874	(12,360)
Increase in FHLB borrowings	8,098	14,857
Increase/(decrease) in repurchase agreements	(4,172)	4,250
Proceeds from stock options exercised	52	7

Net cash provided by financing activities	24,852	6,754

Net increase in cash and due from banks	6,029	2,984

Cash and due from banks at beginning of period	9,954	6,744

Cash and due from banks at end of period	$15,983	$9,728

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
Note 1 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). All intercompany transactions and accounts have been eliminated in consolidation.
The financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, to account for compensation costs under its stock option plans. The adoption of SFAS No. 123(R) resulted in additional expense in the first six months of 2009 of approximately $39,000 relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.
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
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30, 2009
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$899,000	3,481,345	$0.26
Effect of stock options outstanding		12,785	—

Diluted EPS
Income available to common stockholders	$899,000	3,494,130	$0.26

	For the Three Months Ended June 30, 2008
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$866,000	3,408,932	$0.25
Effect of stock options outstanding		91,346	—

Diluted EPS
Income available to common stockholders	$866,000	3,500,278	$0.25

	For the Six Months Ended June 30, 2009
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$1,294,000	3,472,845	$0.37
Effect of stock options outstanding		17,185	—

Diluted EPS
Income available to common stockholders	$1,294,000	3,490,030	$0.37

	For the Six Months Ended June 30, 2008
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$1,618,000	3,405,349	$0.47
Effect of stock options outstanding		96,381	(0.01)

Diluted EPS
Income available to common stockholders	$1,618,000	3,501,730	$0.46

Note 4 — Fair Value Measurement
On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The Company has elected not to delay the application of SFAS No. 157 to non-financial assets and non-financial liabilities, as allowed by the FASB Staff Position SFAS 157-2. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS No. 157, the Company bases fair values as defined above. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157. This standard also requires fair value measurements to be separately disclosed by level within the fair value hierarchy.
Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, measurements are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability, and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.
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

The estimated fair values of the Bank’s financial instruments, for those instruments for which the Bank’s management believes estimated fair value does not by nature approximate the instruments’ carrying amount, are as follows at June 30, 2009 and December 31, 2008 (in millions):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Loans and loans held for sale, net of allowance	$389.8	$433.9	$360.4	$392.3

Time deposits	$264.3	$267.7	$240.3	$245.1
Under SFAS No. 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at June 30, 2009.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. At June 30, 2009, Level 2 securities include U.S. Government agency obligations, state and municipal bonds, corporate debt securities, mortgage-backed securities, and FHLB stock.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has no Level 3 assets or liabilities at June 30, 2009.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. At June 30, 2009, the Company classified $48.3 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $58.3 million of loans held for sale at June 30, 2009.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once an individual loan is identified as impaired, management measures the impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans, classified as Level 2, totaled $20.5 million at June 30, 2009 and had specific loan loss allowances aggregating $1.2 million.
Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimate of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed assets as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $6.9 million at June 30, 2009.
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at
June 30, 2009, Using,
	Total		(in thousands)
	Carrying		Quoted
	Amount in		Prices in
	the	Assets/	Active	Significant	Significant
	Consolidated	Liabilities	Markets for	Other	Other
	Balance	Measured at	Identical	Observable	Unobservable
	Sheet	Fair Value	Assets	Inputs	Inputs
Description	6/30/2009	6/30/2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$48,304	$48,304	$—	$48,304	$—
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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this statement on January 1, 2009 as required. The adoption of SFAS 161 did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
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
In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. FSP 133-1 and FIN 45-4 also clarifies that the disclosure requirements of SFAS 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 became effective for reporting periods (annual or interim) ending after November 15, 2008. The Company adopted this statement as of December 31, 2008 as required. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and which provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (SFAS 154, “Accounting Changes and Error Corrections”). The disclosure provisions of SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company adopted this standard on October 1, 2008 as required. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), to provide additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP 157-4 are effective for the Company’s interim period ending on June 30, 2009. The Company adopted this standard during the second quarter of 2009 as required. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1), that require disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009 and amended only the disclosure requirements about fair value of financial instruments in interim periods. The Company adopted this standard during the second quarter of 2009 as required (see Note 4). The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.

In April 2009, the FASB issued FSP SFAS No. 115-2 and FSP SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and FSP 124-2), that amend current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and FSP 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP 115-2 and FSP 124-2 are effective for the Company’s interim period ending on June 30, 2009. The Company adopted this standard during the second quarter of 2009 as required. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.
Note 6 — Commitments and Contingencies
The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in making loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At June 30, 2009, the Bank had outstanding loan commitments approximating $63.2 million.
Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $5.5 million as of June 30, 2009.
The Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Bank enters into best efforts forward sales commitments at the same time the commitments to originate are finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Bank’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $61.9 million each at June 30, 2009. The net unrealized gains/losses of the origination and sales commitments did not have a material effect on the consolidated financial statements of the Company at June 30, 2009.

The Bank has executed best efforts forward sales commitments related to retail mortgage loans, which are classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Bank’s market risk on these loans. The notional value of the forward sales commitments on retail mortgage loans at June 30, 2009 was approximately $64.3 million. The fair value of the sales commitments on retail mortgage loans resulted in no material gains or losses to the Bank at June 30, 2009.
The nature of the business of the Bank is such that it ordinarily results in a certain amount of litigation. In the opinion of management, there are no present litigation matters in which the anticipated outcome will have a material adverse effect on the Company’s financial statements.
Note 7 — Subsequent Events
The Company has evaluated all subsequent events for potential recognition and disclosure through August 14, 2009, the date of the filing of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Georgia-Carolina Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia on January 31, 1997 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended. The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, state-chartered commercial bank. The Bank operates three offices in Augusta, Georgia, two offices in Martinez, Georgia and one office in Thomson, Georgia. The Bank also operates three non-depository, mortgage origination offices in Augusta, Georgia, Savannah, Georgia and Jacksonville, Florida. The Bank is also the parent company of Willhaven Holdings, LLC, which holds certain other real estate of the Bank.
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
There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all possible factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that could adversely affect earnings or the Company’s financial position in future periods.
Results of Operations
Overview
The Company’s net income was $899,000 for the second quarter of 2009, compared to $866,000 for the second quarter of 2008, an increase of 3.8%. The increase in net income was primarily due to higher gain on sale of mortgage loans and gain on sale of other real estate, partially offset by an increase in the loan loss provision and higher non-interest expense. Basic and diluted earnings per share were $0.26 for the quarter ended June 30, 2009, compared to $0.25 for the quarter ended June 30, 2008.
The Company’s net income was $1,294,000 for the six months ended June 30, 2009, compared to $1,618,000 for the six months ended June 30, 2008, a decrease of 20.0%. The primary reasons for the decrease in net income were an increase in the provision for loan losses and an increase in noninterest expense, which were partially offset by an increase in the gain on sale of mortgage loans and an increase in the gain on sale of other real estate. Basic earnings per share were $0.37 for the six months ended June 30, 2009, compared to $0.47 for the six months ended June 30, 2008. Diluted earnings per share were also $0.37 for the six months ended June 30, 2009, compared to $0.46 for the six months ended June 30, 2008.
The Company’s return on average assets was 0.75% (annualized) for the quarter ended June 30, 2009, compared to 0.76% (annualized) for the quarter ended June 30, 2008. The Company’s return on average equity for the quarter ended June 30, 2009 was 8.76% (annualized) compared to 9.15% (annualized) for the quarter ended June 30, 2008. The Company’s return on average assets was 0.55% (annualized) for the six months ended June 30, 2009, compared to 0.71% (annualized) for the six months ended June 30, 2008. The Company’s return on average equity for the six months ended June 30, 2009 was 6.37% (annualized) compared to 8.66% (annualized) for the six months ended June 30, 2008.

Interest Income
Interest income for the three months ended June 30, 2009 was $6,154,000, a decrease of $546,000 (8.1%) from $6,700,000 for the three months ended June 30, 2008. Interest income for the six months ended June 30, 2009 was $11,934,000, a decrease of 1,869,000 (13.5%) from $13,803,000 for the six months ended June 30, 2008. The decrease in interest income primarily resulted from decreases in interest and fees on loans and securities, due to lower yields in the current interest rate environment, and an increase in non-performing assets. Interest income and fees on loans for the three months ended June 30, 2009 were $5,551,000, a decrease of $343,000 (5.8%) from $5,894,000 for the three months ended June 30, 2008. Interest income and fees on loans for the six months ended June 30, 2009 were $10,656,000, a decrease of $1,515,000 (12.4%) from $12,171,000 for the six months ended June 30, 2008. Interest on taxable securities declined $214,000 (30%) to $499,000 for the three months ended June 30, 2009 from $713,000 for the three months ended June 30, 2008. Interest on taxable securities declined $361,000 (25.3%) to $1,067,000 for the six months ended June 30, 2009 from $1,428,000 for the six months ended June 30, 2008. This decrease is due primarily to a decline in the volume of securities and lower yields.
Interest Expense
Interest expense for the three months ended June 30, 2009 was $2,584,000, a decrease of $715,000 (21.7%) from $3,299,000 for the three months ended June 30, 2008. Interest expense for the six months ended June 30, 2009 was $5,231,000, a decrease of $1,973,000 (27.4%) from $7,204,000 for the six months ended June 30, 2008. The decrease in interest expense primarily resulted from lower interest-bearing deposits at June 30, 2009 compared to June 30, 2008 and a drop in the cost of funds on these deposits in the lower interest rate environment during this same period.
Net Interest Income
Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).
Net interest income was $3,570,000 for the quarter ended June 30, 2009, an increase of $169,000 (5.0%) over net interest income of $3,401,000 for the quarter ended June 30, 2008. Net interest income was $6,703,000 for the six months ended June 30, 2009, an increase of $104,000 (1.6%) over net interest income of $6,599,000 for the six months ended June 30, 2008. Despite current economic market conditions that continue to tighten net interest margins, the second quarter increase in net interest income was primarily the result of lower cost of interest-bearing deposits which was partially offset by the continued effects of the Bank’s non-performing assets. Interest-earning assets were $447,578,000 at June 30, 2009 compared to $424,490,000 at December 31, 2008 and $426,153,000 at June 30, 2008, increases of $23,088,000 (5.4%) and $21,425,000 (5.0%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $389,289,000 at June 30, 2009 compared to $360,411,000 at December 31, 2008 and $360,625,000 at June 30, 2008, increases of $29,418,000 (8.2%) and $28,664,000 (7.9%), respectively. During the second quarter of 2009, the Company experienced an increase in mortgage loans held for sale, as the relative stability of the Augusta, Georgia and Columbia County, Georgia market areas continue to produce some growth in the Bank’s mortgage loans held for sale portfolio despite the overall softening of loan demand in the current economic environment.

Provision for Loan Losses
The provision for loan losses was $613,000 for the three months ended June 30, 2009 compared to ($29,000) for the three months ended June 30, 2008, an increase of $642,000. The provision for loan losses was $1,240,000 for the six months ended June 30, 2009 compared to $208,000 for the six months ended June 30, 2008, an increase of $1,032,000. As a result of management’s detailed review of the Bank’s loan portfolio and adequacy of the allowance for loan losses, an increase in the Bank’s non- performing assets, increased charge offs and loan delinquencies, and the overall weakness in the economy, the provision for loan losses has increased significantly the first two quarters of 2009 over the provision for the comparable 2008 quarters. As shown in the Asset Quality section below, non-performing assets have increased $1.1 million over the past twelve months to $14.8 million. A significant portion of this increase was in the Savannah, Georgia market. Consequently, the ratio of the allowance for loan losses to total gross loans increased to 1.30% at June 30, 2009 from 1.17% at December 31, 2008. Excluding the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to gross loans increased to 1.53% at June 30, 2009 from 1.27% at December 31, 2008. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Non-interest Income
Non-interest income for the three months ended June 30, 2009 was $3,727,000, an increase of $1,338,000 (56.0%) from $2,389,000 for the three months ended June 30, 2008. Non-interest income for the six months ended June 30, 2009 was $6,359,000, an increase of $1,518,000 (31.4%) from $4,841,000 for the six months ended June 30, 2008. Service charges on deposit accounts were $363,000 for the three months ended June 30, 2009, an increase of $39,000 (12.0%) from $324,000 for the three months ended June 30, 2008. Service charges on deposit accounts were $698,000 for the six months ended June 30, 2009, an increase of $74,000 (11.9%) from $624,000 for the six months ended June 30, 2008. During the second quarter of 2009, the Bank recorded a $328,000 gain on the sale of foreclosed real estate, which contributed to the net increase of $368,000 in other income for the three months ended June 30, 2009. Gain on the sale of foreclosed real estate has contributed $526,000 to the net increase of $537,000 in other income for the six months ended June 30, 2008. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,749,000 for the three months ended June 30, 2009, an increase of $931,000 (51.2%) from $1,818,000 for the three months ended June 30, 2008. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $4,644,000 for the six months ended June 30, 2009, an increase of $907,000 (24.3%) from $3,737,000 for the six months ended June 30, 2008. Substantially all loans originated by the division are sold in the secondary market with servicing rights released.
Non-interest Expense
Non-interest expense for the three months ended June 30, 2009 was $5,436,000, an increase of $897,000 (19.8%) from $4,539,000 for the three months ended June 30, 2008. Non-interest expense for the six months ended June 30, 2009 was $10,087,000, an increase of $1,242,000 (14.0%) from $8,845,000 for the six months ended June 30, 2008. Salary and employee benefit costs were $3,249,000 for the three months ended June 30, 2009, an increase of $425,000 (15.0%) from $2,824,000 for the three months ended June 30, 2008. Salary and employee benefit costs were $6,140,000 for the six months ended June 30, 2009, an increase of $555,000 (9.9%) from $5,585,000 for the three months ended June 30, 2008. The increase in salary and employee benefit costs was primarily due to higher mortgage commissions. Other non-interest expense for the three months ended June 30, 2009 increased by $472,000 (27.5%) to $2,187,000 from $1,715,000 for the three months ended June 30, 2008. Other non-interest expense for the six months ended June 30, 2009 increased by $687,000 (21.1%) to $3,947,000 from $3,260,000 for the six months ended June 30, 2008. The increase in other non-interest expense was primarily due to increased FDIC insurance expense, other real estate expense, and loan-related expenses. The increase in FDIC insurance expense included a special one-time assessment of $214,000 expensed in the second quarter of 2009.
Income Taxes
The Company recorded income tax expense of $349,000 for the three months ended June 30, 2009, resulting from net income before taxes of $1,248,000 for the quarter. The income tax expense was $441,000 for the six months ended June 30, 2009, resulting from net income before taxes of $1,735,000. The income tax provision for the three months and six months ended June 30, 2009 reflects reductions of $40,000 and $82,000, respectively, related to settlement of the Company’s final tax returns filed for 2007.

Financial Condition
Overview
Total consolidated assets at June 30, 2009 were $488,181,000, an increase of $27,353,000 (5.9%) from December 31, 2008 total consolidated assets of $460,828,000. At June 30, 2009, gross loans, including loans held for sale, represented 88.2% of interest-earning assets compared to 85.9% at December 31, 2008. Gross loans were $394,971,000 at June 30, 2009, an increase of $30,276,000 (8.3%) from $364,695,000 at December 31, 2008. Investments in securities at June 30, 2009 were $48,304,000, a decrease of $9,290,000 (16.1%) from $57,594,000 at December 31, 2008. Interest-bearing deposits at June 30, 2009 were $362,652,000, an increase of $19,764,000 (5.8%) from the December 31, 2008 balance of $342,888,000. The Bank’s lines of credit balances with the Federal Home Loan Bank were $39,098,000 at June 30, 2009, as compared to December 31, 2008 balances of $31,000,000, an increase of $8,098,000 (26.1%). There was a $2,492,000 shift in the Bank’s Federal funds position to funds sold of $1,475,000 at June 30, 2009, as compared to $1,017,000 in Federal funds purchased at December 31, 2008. The Bank’s retail repurchase agreements totaled $4,439,000 at June 30, 2009, a decrease of $4,172,000 (48.4%) from the December 31, 2008 balance of $8,611,000. During the second quarter of 2009, the Company paid off the $500,000 balance on its line of credit with a correspondent bank. This line of credit balance was $500,000 at both March 31, 2009 and December 31, 2008. The Company also established a new $1,000,000 line of credit with another correspondent bank but did not draw any funds on the line during the quarter.
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
Non-performing assets were $14,847,000 at June 30, 2009, compared to $12,278,000 at December 31, 2008 and $13,739,000 at June 30, 2008. The composition of non-performing assets for each date is shown in the table below.

	June 30,	December 31,	June 30,
	2009	2008	2008

Non-accrual loans	$7,911,000	$5,061,000	$12,046,000
OREO, net of valuation allowance	6,936,000	7,217,000	1,693,000

Total non-performing assets	$14,847,000	$12,278,000	$13,739,000

The Bank’s non-accrual loans increased $2,850,000 during the first half of 2009 while the Bank’s other real estate (OREO) declined $281,000 over that time period. The liquidation of OREO has produced a net gain on sale of other real estate totaling $163,000 for the first quarter of 2009 and $304,000 for the second quarter of 2009. The ratio of non-performing assets to total loans and other real estate was 3.69% at June 30, 2009, 3.76% at March 31, 2009, 3.30% at December 31, 2008, and 3.74% at June 30, 2008. The reduction and disposition of non-performing assets is a management priority.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended June 30, 2009, management determined that the allowance for loan losses should be increased through a provision for loan losses of $613,000, compared to a loan loss provision of ($29,000) for the quarter ended June 30, 2008. Net charge-offs during the quarter ended June 30, 2009 were $236,000 or 0.28% annualized, compared to $225,000 or 0.27% annualized for the quarter ended June 30, 2008. Net charge-offs for the six months ended June 30, 2009 were $381,000 or 0.23% annualized, compared to $225,000 or 0.14% annualized for the six months ended June 30, 2008. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Management evaluates investment securities for other-than-temporary impairment on a periodic basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuers, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
At June 30, 2009, the gross unrealized losses are primarily the result of changes in market interest rates and not related to the credit quality of the underlying issuer. All of the securities are U.S. agency debt securities, mortgage-backed securities, municipal securities and corporate securities. As the Bank has the ability to hold the securities for the foreseeable future, no declines are deemed to be other than temporary.
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
The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at June 30, 2009 was 23.4%, compared to 20.4% at December 31, 2008.
Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 8.0% for total risk-based capital, 4.0% for “Tier 1” risk-based capital, and 4.0% for the “Tier 1” leverage ratio. At June 30, 2009, the Bank’s total risk-based capital ratio was 10.9% and the Tier 1 risk-based capital ratio was 9.7%, compared to 10.9% and 9.8% at December 31, 2008, respectively. At June 30, 2009, the Bank’s Tier 1 leverage ratio was 8.4%, compared to 8.6% at December 31, 2008.
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) became law. Under the Troubled Asset Relief Program (“TARP”) authorized by EESA, the U.S. Treasury has established a Capital Purchase Program (“CPP”) providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. The Board of Directors of the Bank decided not to participate in the CPP. The EESA also establishes a Temporary Liquidity Guarantee Program (“TLGP”) that gives the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. The Board of Directors of the Bank has elected to participate in the TLGP for the purpose of obtaining the guarantee on non-interest bearing transaction deposit accounts.

On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and Federal Reserve, announced the Public-Private Investment Program (the “PPIP”). Targeting illiquid real estate loans held on the books of financial institutions, referred to as legacy loans, and securities backed by loan portfolios, referred to as legacy securities, the PPIP is designed to open lending channels by facilitating a market for distressed assets. The PPIP has been structured to combine $75 to $100 billion in capital from TARP with capital from the private sector to generate $500 billion in purchasing power that will be used to buy legacy loans and legacy securities. The Bank has not participated in the PPIP as of June 30, 2009.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.
The following is an analysis of significant off-balance sheet financial instruments at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
	(in thousands)
Commitments to extend credit	$63,208	$56,426
Standby letters of credit	5,513	5,102

Total off-balance sheet financial instruments	$68,721	$61,528

Supplemental Consolidated Cash Flow Information
The Bank had the following significant non-cash transactions at June 30, 2009 and June 30, 2008.

	June 30,	June 30,
	2009	2008
	(in thousands)
Real estate acquired by foreclosure	$2,732	$1,262
Unrealized gain/(loss) on securities	<33>	<1,003>

	$2,699	$259

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
The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors detailed from time to time in the Company’s periodic filings with the Commission, including Item 1A. “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These risks are exacerbated by the continuing severe economic recession in the United States and globally, and we are unable to predict with certainty what effects these economic conditions will have on our future operating results and financial condition. During 2008 and continuing into 2009, the capital and credit markets have experienced extended volatility and disruption that have reached unprecedented levels. There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2009 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures.
Not applicable.
Item 4T. Controls and Procedures.
Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2009 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Part II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
The 2009 Annual Meeting of Shareholders of the Company (the “Annual Meeting”) was held on May 18, 2009. At the Annual Meeting, the following persons were elected as directors to serve as Class III directors, for a term of three years and until their successors are elected and qualified: Patrick G. Blanchard, David W. Joesbury, Sr., A. Montague Miller, Robert N. Wilson, Jr., and Bennye M. Young. John W. Lee was also elected to serve as Class II director for the remainder of the Class II term until his successor is elected and qualified.
The number of votes cast for and withheld in the election of each nominee for director was as follows:

	Votes	Votes
	FOR	WITHHELD
Patrick G. Blanchard	2,427,223	77,762
David W. Joesbury, Sr.	2,365,893	139,092
A. Montague Miller	2,437,012	67,973
Robert N. Wilson, Jr.	2,437,012	67,973
Bennye M. Young	2,437,012	67,973
John W. Lee	2,437,012	67,973
The following persons did not stand for reelection to the Board at the Annual Meeting as their term of office continued after the Annual Meeting: Mac A. Bowman, M.D., Remer Y. Brinson, III, Phillip G. Farr, Samuel A. Fowler, Jr., Arthur J. Gay, Jr., Hugh L. Hamilton, Jr., George H. Inman, James L. Lemley, M.D., and Julian W. Osbon.
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

GEORGIA-CAROLINA BANCSHARES, INC.
August 14, 2009	By:	/s/ Remer Y. Brinson III
Remer Y. Brinson III
President and Chief Executive Officer (principal executive officer)

August 14, 2009	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.