Form 10-Q
period 2009-09-30
Georgia-Carolina Bancshares, Inc
filed 2009-11-13
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2009

Common Stock, $.001 Par Value	3,499,477 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$14,169	$9,954
Federal funds sold	1,675	—
Securities available-for-sale	47,157	57,594
Loans, net of allowance for loan losses of $5,470 and $4,284, respectively	339,538	332,009
Loans, held for sale	44,267	28,402
Bank premises and fixed assets	9,760	10,081
Accrued interest receivable	1,905	1,934
Foreclosed real estate, net of allowance	5,142	7,217
Deferred tax asset, net	1,107	996
Federal Home Loan Bank Stock	2,828	2,201
Bank-owned life insurance	8,738	8,402
Other assets	1,495	2,038

Total assets	$477,781	$460,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$38,151	$34,121
Interest-bearing:
NOW accounts	34,114	37,373
Savings	55,026	55,426
Money market accounts	15,005	9,772
Time deposits of $100,000, and over	176,474	170,878
Other time deposits	77,791	69,439

Total deposits	396,561	377,009

Borrowings:
Other liabilities, borrowings and retail agreements	38,622	44,735

Total liabilities	435,183	421,744

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 3,493,179 and 3,456,816 shares issued and outstanding	4	4
Additional paid-in-capital	15,523	15,268
Retained Earnings	26,392	23,604
Accumulated other comprehensive income	679	208

Total shareholders’ equity	42,598	39,084

Total liabilities and shareholders’ equity	$477,781	$460,828

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$5,727	$5,668	$16,383	$17,839
Interest on taxable securities	452	673	1,519	2,101
Interest on nontaxable securities	103	84	311	232
Interest on Federal funds sold	3	20	6	76

Total interest income	6,285	6,445	18,219	20,248

Interest expense
Interest on time deposits of $100,000 or more	1,342	1,447	4,337	4,862
Interest on other deposits	828	1,236	2,548	4,518
Interest on funds purchased and other borrowings	229	304	745	811

Total interest expense	2,399	2,987	7,630	10,191

Net interest income	3,886	3,458	10,589	10,057
Provision for loan losses	670	518	1,910	726

Net interest income after provision for loan losses	3,216	2,940	8,679	9,331

Non-interest income
Service charges on deposits	392	363	1,090	987
Other income/loss	1,325	658	2,342	1,138
Gain on sale of mortgage loans	2,506	1,820	7,150	5,557

Total non-interest income	4,223	2,841	10,582	7,682

Non-interest expense
Salaries and employee benefits	3,287	2,731	9,427	8,316
Occupancy expenses	382	418	1,130	1,168
Other expenses	1,696	1,280	4,895	3,790

Total non-interest expense	5,365	4,429	15,452	13,274

Income before income taxes	2,074	1,352	3,809	3,739

Income tax expense	580	386	1,021	1,155

Net income	$1,494	$966	$2,788	$2,584

Net income per share of common stock
Basic	$0.43	$0.29	$0.80	$0.76

Diluted	$0.43	$0.28	$0.80	$0.74

Dividends per share of common stock	$—	$—	$—	$—

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$1,494	$966	$2,788	$2,584

Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	491	531	471	(111)

Comprehensive income	$1,985	$1,497	$3,259	$2,473

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$2,788	$2,584
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	512	549
Provision for loan losses	1,910	726
Stock option expense	60	101
Stock compensation	144	141
Increase in cash value of bank-owned life insurance	(336)	(238)
Gain on sales of foreclosed real estate	(1,432)	(21)
Gain on sales of premises and equipment	—	(1)
Net originations, proceeds and gain on loans held for sale	(15,865)	7,683
Decrease in accrued interest receivable	29	41
Increase/(decrease) in accrued interest payable	143	(592)
Increase in deferred income tax asset, net	(376)	(219)
Net change in other assets and liabilities	938	599

Net cash (used in) provided by operating activities	(11,485)	11,353

Cash flows from investing activities
Increase in federal funds sold	(1,675)	—
Loan originations and collections, net	(12,999)	(9,957)
Purchases of available for sale securities	(10,655)	(23,243)
Proceeds from maturities, sales & calls of available-for-sale securities, net	21,827	23,149
Purchases of restricted securities	(1,995)	(3,925)
Proceeds from sales of restricted securities	1,368	3,184
Proceeds from sales of foreclosed real estate	7,067	1,426
Net additions to bank premises and fixed assets	(112)	(214)

Net cash provided by (used in) investing activities	2,826	(9,580)

Cash flows from financing activities
Increase/(decrease) in deposits, funds purchased and other borrowings	18,035	(18,451)
Increase/(decrease) in FHLB borrowings	(1,400)	15,257
Increase/(decrease) in repurchase agreements	(3,813)	3,904
Proceeds from stock options exercised	52	21

Net cash provided by financing activities	12,874	731

Net increase in cash and due from banks	4,215	2,504

Cash and due from banks at beginning of period	9,954	6,744

Cash and due from banks at end of period	$14,169	$9,248

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)
Note 1 – Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). All intercompany transactions and accounts have been eliminated in consolidation.
The financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 – Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation,” to account for compensation costs under its stock option plans. The adoption of ASC 718 resulted in additional expense in the first nine months of 2009 of $60,000 relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.
In adopting ASC 718, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

Note 3 – Earnings Per Share
Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers and other employees of the Company, diluted earnings per share are presented in the Statements of Income.
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30, 2009
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$1,494,000	3,491,697	$0.43
Effect of stock options outstanding		1,488	—

Diluted EPS

Income available to common stockholders	$1,494,000	3,493,185	$0.43

	For the Three Months Ended September 30, 2008
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$966,000	3,439,459	$0.29
Effect of stock options outstanding		65,189	(0.01)

Diluted EPS

Income available to common stockholders	$966,000	3,504,648	$0.28

	For the Nine Months Ended September 30, 2009
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$2,788,000	3,479,198	$0.80
Effect of stock options outstanding		10,477	—

Diluted EPS

Income available to common stockholders	$2,788,000	3,489,675	$0.80

	For the Nine Months Ended September 30, 2008
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$2,584,000	3,416,802	$0.76
Effect of stock options outstanding		87,742	(0.02)

Diluted EPS

Income available to common stockholders	$2,584,000	3,504,544	$0.74

Note 4 – Fair Value Measurement
On January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820-10 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. ASC 820-10 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under ASC 820-10, the Company bases fair values as defined above. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in ASC 820-10. This standard also requires fair value measurements to be separately disclosed by level within the fair value hierarchy.
Fair value measurements for assets and liabilities where there exists limited or no observable market data and therefore measurements are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability, and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.
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

The estimated fair values of the Bank’s financial instruments, for those instruments for which the Bank’s management believes estimated fair value does not by nature approximate the instruments’ carrying amount, are as follows at September 30, 2009 and December 31, 2008 (in millions):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Loans and loans held for sale, net of allowance	$383.8	$421.0	$360.4	$392.3

Time deposits	$254.3	$257.8	$240.3	$245.1
Under ASC 820-10, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at September 30, 2009.
Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets and valuations are based on observable market data in those markets. At September 30, 2009, Level 2 securities include U.S. Government agency obligations, state and municipal bonds, corporate debt securities, mortgage-backed securities, and FHLB stock.
Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has no Level 3 assets or liabilities at September 30, 2009.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. At September 30, 2009, the Company classified $47.2 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $44.3 million of loans held for sale at September 30, 2009.
Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once an individual loan is identified as impaired, management measures the impairment in accordance with ASC 310-10-35. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820-10, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans, classified as Level 2, totaled $20.1 million at September 30, 2009 and had specific loan loss allowances aggregating $1.4 million.

Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimate of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $5.1 million at September 30, 2009.
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at
September 30, 2009, Using,
	Total		(in thousands)
	Carrying		Quoted
	Amount in		Prices in
	the	Assets/	Active	Significant	Significant
	Consolidated	Liabilities	Markets for	Other	Other
	Balance	Measured at	Identical	Observable	Unobservable
	Sheet	Fair Value	Assets	Inputs	Inputs
Description	9/30/2009	9/30/2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$47,157	$47,157	$—	$47,157	$—
Note 5 – Impact of Other Recently Issued Accounting Standards
In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.” ASU 2009-05 clarifies that the fair value of a liability can be measured relative to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. ASU 2009-05 is effective beginning October 1, 2009. The adoption of ASU 2009-05 is not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.
In June 2009, the FASB issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles.” This update established the FASB Accounting Standard Codification (Codification) as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The Codification replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles,” previously issued by the FASB in May 2008 and adopted by the Company in 2008 as required. In the establishment of the Codification, SFAS 162 was grandfathered into ASC 105-10-70-1. The Codification is effective for interim and annual periods ending after September 15, 2009 and is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Company adopted the Codification during the third quarter of 2009 as required. The adoption of the Codification did not have a material impact on the Company’s financial condition, results of operations, or liquidity.

In May 2009, the FASB updated ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available for issue. This update to ASC 855 is effective for interim and annual periods ending after June 15, 2009. The Company adopted this update during the second quarter of 2009 as required (see Note 7). The adoption of this update to ASC 855 did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In April 2009, the FASB updated ASC 820-10, “Fair Value Measurements and Disclosures,” to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly and identifying circumstances that indicate a transaction is not orderly. The provisions of this update to ASC 820-10 were effective for the Company’s interim period ending on June 30, 2009. The Company adopted this update during the second quarter of 2009 as required. The adoption of this update to ASC 820-10 did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In April 2009, the FASB updated ASC 320-10, “Investments-Debt and Equity Securities.” This update amends current other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This update does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of this update to ASC 320-10 were effective for the Company’s interim period ending on June 30, 2009. The Company adopted this update during the second quarter of 2009 as required. The adoption of this update to ASC 320-10 did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In April 2009, the FASB updated ASC 825-10, “Financial Instruments,” to require disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This update to ASC 825-10 was effective for the Company’s interim period ending on June 30, 2009 and amended only the disclosure requirements about fair value of financial instruments in interim periods. The Company adopted this update during the second quarter of 2009 as required (see Note 4). The adoption of this update to ASC 825-10 did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In October 2008, the FASB updated ASC 820-10, “Fair Value Measurements and Disclosures,” to clarify the application of this standard in an inactive market and which provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This update to ASC 820-10 was effective upon issuance, including prior periods for which financial statements had not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (ASC 250-10, “Accounting Changes and Error Corrections”). The disclosure provisions of ASC 250-10 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company adopted this update to ASC 820-10 on October 1, 2008 as required. The adoption of this update to ASC 820-40 did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In September 2008, the FASB updated ASC 815-10, “Derivatives and Hedging,” which amends and enhances disclosure requirements for sellers of credit derivatives. This update to ASC 815-10 became effective for interim and annual reporting periods ending after November 15, 2008. The Company adopted this update as of December 31, 2008 as required. The adoption of this update to ASC 815-10 did not have a material impact on the Company’s financial condition, results of operations, or liquidity.

In March 2008, the FASB issued ASC 815-10, “Derivatives and Hedging,” which requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. ASC 815-10 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC 815-10 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. ASC 815-10 became effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this statement on January 1, 2009 as required. The adoption of ASC 815-10 did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In February 2008, the FASB issued ASC 860-10, “Transfers and Servicing,” which addresses the issue of whether or not the transfers of financial assets and repurchase financing transactions should be viewed as two separate transactions or as one “linked” transaction. ASC 860-10 includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. ASC 860-10 became effective for fiscal years beginning after November 15, 2008 and applied only to original transfers made after that date; early adoption was not allowed. The Company adopted this statement on January 1, 2009 as required. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies, but not specifically addressed in this report, are not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.
Note 6 – Commitments and Contingencies
The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in making loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At September 30, 2009, the Bank had outstanding loan commitments approximating $59.3 million.
Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $5.4 million as of September 30, 2009.

The Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Bank enters into best efforts forward sales commitments at the same time the commitments to originate are finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Bank’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $66.7 million each at September 30, 2009. The net unrealized gains/losses of the origination and sales commitments did not have a material effect on the consolidated financial statements of the Company at September 30, 2009.
The Bank has executed best efforts forward sales commitments related to retail mortgage loans, which are classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Bank’s market risk on these loans. The notional value of the forward sales commitments on retail mortgage loans at September 30, 2009 was approximately $54.4 million. The fair value of the sales commitments on retail mortgage loans resulted in no material gains or losses to the Bank at September 30, 2009.
The nature of the business of the Bank is such that it ordinarily results in a certain amount of litigation. In the opinion of management, there are no present litigation matters in which the anticipated outcome will have a material adverse effect on the Company’s financial statements.
Note 7 – Subsequent Events
The Company has evaluated all subsequent events for potential recognition and disclosure through November 13, 2009, the date of the filing of this Form 10-Q.

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
Results of Operations
Overview
The Company’s net income was $1,494,000 for the quarter ended September 30, 2009, compared to $966,000 for the third quarter of 2008, an increase of 54.7%. The increase in net income was primarily due to higher net interest income, gain on sale of mortgage loans and gain on sale of other real estate, partially offset by higher non-interest expense and an increase in the loan loss provision. Basic and diluted earnings per share were $0.43 for the quarter ended September 30, 2009, compared to earnings per share of $0.29 basic and $0.28 diluted for the quarter ended September 30, 2008.
The Company’s net income was $2,788,000 for the nine months ended September 30, 2009, compared to $2,584,000 for the nine months ended September 30, 2008, an increase of 7.9%. The primary reasons for the increase in year-to-date net income were the same as for the quarter: increases in net interest income, gain on sale of mortgage loans, and gain on sale of other real estate, which were partially offset by increases in the provision for loan losses and non-interest expense. Basic and diluted earnings per share were $0.80 for the nine months ended September 30, 2009, compared to earnings per share of $0.76 basic and $0.74 diluted for the nine months ended September 30, 2008.
The Company’s return on average assets was 1.25% (annualized) for the quarter ended September 30, 2009, compared to 0.87% (annualized) for the quarter ended September 30, 2008. The Company’s return on average equity for the quarter ended September 30, 2009 was 14.06% (annualized) compared to 10.08% (annualized) for the quarter ended September 30, 2008. The Company’s return on average assets was 0.78% (annualized) for the nine months ended September 30, 2009, compared to 0.76% (annualized) for the nine months ended September 30, 2008. The Company’s return on average equity for the nine months ended September 30, 2009 was 9.01% (annualized) compared to 9.12% (annualized) for the nine months ended September 30, 2008.

Interest Income
Interest income for the quarter ended September 30, 2009 was $6,285,000, a decrease of $160,000 (2.5%) from $6,445,000 for the three months ended September 30, 2008. Interest income for the nine months ended September 30, 2009 was $18,219,000, a decrease of 2,029,000 (10.0%) from $20,248,000 for the nine months ended September 30, 2008. The decrease in interest income primarily resulted from overall decreases in asset yields in the current interest rate environment. The yield on earning assets declined from 6.13% to 5.67% from the third quarter of 2008 to the third quarter of 2009. For the nine months ended September 30, 2009, the yield on earning assets was 5.51%, down from 6.31% last year. Interest income and fees on loans for the three months ended September 30, 2009 were $5,727,000, an increase of $59,000 (1.0%) from $5,668,000 for the three months ended September 30, 2008. Interest income and fees on loans for the nine months ended September 30, 2009 were $16,383,000, a decrease of $1,456,000 (8.2%) from $17,839,000 for the nine months ended September 30, 2008. Interest on taxable securities declined $221,000 (32.8%) to $452,000 for the three months ended September 30, 2009 from $673,000 for the three months ended September 30, 2008. Interest on taxable securities declined $582,000 (27.7%) to $1,519,000 for the nine months ended September 30, 2009 from $2,101,000 for the nine months ended September 30, 2008. This decrease is due primarily to a decline in the volume of securities in addition to lower yields.
Interest Expense
Interest expense for the three months ended September 30, 2009 was $2,399,000, a decrease of $588,000 (19.7%) from $2,987,000 for the three months ended September 30, 2008. Interest expense for the nine months ended September 30, 2009 was $7,630,000, a decrease of $2,561,000 (25.1%) from $10,191,000 for the nine months ended September 30, 2008. The decrease in interest expense primarily resulted from a drop in the cost of funds on these deposits in the lower interest rate environment despite the increase in interest-bearing deposits during this same period. The Company’s cost of funds has declined from 2.93% for the third quarter of 2008 to 2.21% for the third quarter of 2009. For the nine months ended September 30, 2009, the cost of funds was 2.37%, down from 3.30% for the first nine months of 2008.
Net Interest Income
Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).
Net interest income was $3,886,000 for the quarter ended September 30, 2009, an increase of $428,000 (12.4%) over net interest income of $3,458,000 for the quarter ended September 30, 2008. Net interest income was $10,589,000 for the nine months ended September 30, 2009, an increase of $532,000 (5.3%) over net interest income of $10,057,000 for the nine months ended September 30, 2008. The third quarter and year-to-date increases in net interest income were primarily the result of lower cost of interest-bearing deposits due to the re-pricing of maturing time deposits. Interest-earning assets were $440,935,000 at September 30, 2009 compared to $424,490,000 at December 31, 2008 and $421,470,000 at September 30, 2008, increases of $16,445,000 (3.9%) and $19,465,000 (4.6%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $383,805,000 at September 30, 2009 compared to $360,411,000 at December 31, 2008 and $354,973,000 at September 30, 2008, increases of $23,394,000 (6.5%) and $28,832,000 (8.1%), respectively. Compared to December 31, 2008, the Company experienced an increase in mortgage loans held for sale as of September 30, 2009, as the relative stability of the Augusta, Georgia and Columbia County, Georgia market areas continues to produce some growth in the Bank’s mortgage loans held for sale portfolio despite the overall softening of loan demand in the current economic environment. Mortgage loans held for sale totaled $44,267,000, $28,402,000 and $31,864,000 at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

Provision for Loan Losses
The provision for loan losses was $670,000 for the three months ended September 30, 2009 compared to $518,000 for the three months ended September 30, 2008, an increase of $152,000 (29.3%). The provision for loan losses was $1,910,000 for the nine months ended September 30, 2009 compared to $726,000 for the nine months ended September 30, 2008, an increase of $1,184,000 (163.1%). As a result of management’s detailed review of the Bank’s loan portfolio and adequacy of the allowance for loan losses, level of the Bank’s non-performing assets, charge offs and loan delinquencies, and the overall weakness in the economy, the provision for loan losses has increased significantly the first three quarters of 2009 over the provision for the comparable quarters of 2008. As shown in the Asset Quality section below, non-accrual loans have increased $2,827,000 during 2009, with a significant portion of the Bank’s non-accrual loans originating in the Savannah, Georgia market. Consequently, the ratio of the allowance for loan losses to total loans, excluding loans held for sale, increased to 1.59% at September 30, 2009 from 1.27% at December 31, 2008. Including the balance of loans held for sale by the Bank, the ratio of the allowance for loan losses to gross loans increased to 1.40% at September 30, 2009 from 1.17% at December 31, 2008. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Non-interest Income
Non-interest income for the three months ended September 30, 2009 was $4,223,000, an increase of $1,382,000 (48.6%) from $2,841,000 for the three months ended September 30, 2008. Non-interest income for the nine months ended September 30, 2009 was $10,582,000, an increase of $2,900,000 (37.8%) from $7,682,000 for the nine months ended September 30, 2008. Service charges on deposit accounts were $392,000 for the three months ended September 30, 2009, an increase of $29,000 (8.0%) from $363,000 for the three months ended September 30, 2008. Service charges on deposit accounts were $1,090,000 for the nine months ended September 30, 2009, an increase of $103,000 (10.4%) from $987,000 for the nine months ended September 30, 2008. During the third quarter of 2009, the Bank recorded a $965,000 gain on the sale of foreclosed real estate, which contributed to the overall net increase of $667,000 in other income for the three months ended September 30, 2009. Gain on the sale of foreclosed real estate has contributed $1,432,000 to the overall net increase of $1,204,000 in other income for the nine months ended September 30, 2009. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,506,000 for the three months ended September 30, 2009, an increase of $686,000 (37.7%) from $1,820,000 for the three months ended September 30, 2008. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $7,150,000 for the nine months ended September 30, 2009, an increase of $1,593,000 (28.7%) from $5,557,000 for the nine months ended September 30, 2008. Substantially all loans originated by the division are sold in the secondary market with servicing rights released. Loan originations for the third quarter of 2009 were $152,446,000 compared to $119,110,000 for the third quarter of 2008. For the nine months ended September 30, 2009, loan originations were $485,517,000 compared to $411,094,000 for the same time period in 2008.
Non-interest Expense
Non-interest expense for the three months ended September 30, 2009 was $5,365,000, an increase of $936,000 (21.1%) from $4,429,000 for the three months ended September 30, 2008. Non-interest expense for the nine months ended September 30, 2009 was $15,452,000, an increase of $2,178,000 (16.4%) from $13,274,000 for the nine months ended September 30, 2008. Salary and employee benefit costs were $3,287,000 for the three months ended September 30, 2009, an increase of $556,000 (20.4%) from $2,731,000 for the three months ended September 30, 2008. Salary and employee benefit costs were $9,427,000 for the nine months ended September 30, 2009, an increase of $1,111,000 (13.4%) from $8,316,000 for the nine months ended September 30, 2008. The increase in salary and employee benefit costs was primarily due to higher mortgage commissions. Other non-interest expense for the three months ended September 30, 2009 increased by $380,000 (22.4%) to $2,078,000 from $1,698,000 for the three months ended September 30, 2008. Other non-interest expense for the nine months ended September 30, 2009 increased by $1,067,000 (21.5%) to $6,025,000 from $4,958,000 for the nine months ended September 30, 2008. The increase in other non-interest expense was primarily due to increased FDIC insurance expense, other real estate expense, and loan-related expenses. FDIC insurance expense was $753,000 for the nine months ended September 30, 2009 compared to $249,000 for the nine months ended September 30, 2008, an increase of $504,000 (202.4%). Other real estate expense was $438,000 for the nine months ended September 30, 2009 compared to $40,000 for the nine months ended September 30, 2008, an increase of $398,000 (995.0%).

Income Taxes
The Company recorded income tax expense of $580,000 for the three months ended September 30, 2009, resulting from net income before taxes of $2,074,000 for the quarter. The income tax expense was $1,021,000 for the nine months ended September 30, 2009, resulting from net income before taxes of $3,809,000. The income tax provision for the three months and nine months ended September 30, 2009 reflects reductions of $40,000 and $121,000, respectively, related to settlement of the Company’s final tax returns filed for 2007.
Financial Condition
Overview
Total consolidated assets at September 30, 2009 were $477,781,000, an increase of $16,953,000 (3.7%) from December 31, 2008 total consolidated assets of $460,828,000. Despite this overall increase during 2009, total consolidated assets declined $10,400,000 (2.1%) during the third quarter from total consolidated assets of $488,181,000 at June 30, 2009, primarily due to a decline in volume of loans held for sale. At September 30, 2009, gross loans, including loans held for sale, represented 88.3% of interest-earning assets compared to 85.9% at December 31, 2008. Gross loans were $389,275,000 at September 30, 2009, an increase of $24,580,000 (6.7%) from $364,695,000 at December 31, 2008. Investments in securities at September 30, 2009 were $47,157,000, a decrease of $10,437,000 (18.1%) from $57,594,000 at December 31, 2008. Interest-bearing deposits at September 30, 2009 were $358,410,000, an increase of $15,522,000 (4.5%) from the December 31, 2008 balance of $342,888,000. The Bank’s lines of credit balances with the Federal Home Loan Bank totaled $29,600,000 at September 30, 2009, as compared to December 31, 2008 total balances of $31,000,000, a decrease of $1,400,000 (4.5%). There was a $2,692,000 shift in the Bank’s Federal funds position to funds sold of $1,675,000 at September 30, 2009, as compared to $1,017,000 in Federal funds purchased at December 31, 2008. The Bank’s retail repurchase agreements totaled $4,798,000 at September 30, 2009, a decrease of $3,813,000 (44.3%) from the December 31, 2008 balance of $8,611,000. The Company has a $1,000,000 line of credit with another correspondent bank, established during the second quarter of 2009, but did not draw any funds on the line during either the second or third quarter.
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

Non-performing assets were $13,030,000 at September 30, 2009, compared to $12,278,000 at December 31, 2008 and $12,764,000 at September 30, 2008. However, non-performing assets have declined from $14,847,000 at June 30, 2009 due to a reduction in other real estate. The composition of non-performing assets for each date is shown in the table below.

	September 30,	December 31,	September 30,
	2009	2008	2008
Non-accrual loans	$7,888,000	$5,061,000	$10,422,000
OREO, net of valuation allowance	5,142,000	7,217,000	2,342,000

Total non-performing assets	$13,030,000	$12,278,000	$12,764,000

The Bank’s non-accrual loans increased $2,827,000 during the first nine months of 2009 while the Bank’s other real estate (OREO) declined $2,075,000 over that same time period. The liquidation of OREO has produced a net gain on sale of other real estate totaling $1,432,000 for the first nine months of 2009, and $965,000 during the third quarter of 2009. The ratio of non-performing assets to total loans and other real estate, excluding loans held for sale, was 3.72% at September 30, 2009, 3.57% at December 31, 2008, and 3.86% at September 30, 2008. The reduction and disposition of non-performing assets is a management priority. During the third quarter of 2009, the Bank classified an existing loan as a troubled debt restructuring. The loan remains in accrual status with a balance of $3,360,000 at September 30, 2009.
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended September 30, 2009, management determined that the allowance for loan losses should be increased through a provision for loan losses of $670,000, compared to a loan loss provision of $518,000 for the quarter ended September 30, 2008. Net charge-offs during the quarter ended September 30, 2009 were $343,000 or 0.40% annualized, compared to $117,000 or 0.14% annualized for the quarter ended September 30, 2008. Net charge-offs for the nine months ended September 30, 2009 were $723,000 or 0.28% annualized, compared to $342,000 or 0.14% annualized for the nine months ended September 30, 2008. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
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
At September 30, 2009, the gross unrealized losses are primarily the result of changes in market interest rates and not related to the credit quality of the underlying issuer. All of the securities are U.S. agency debt securities, mortgage-backed securities, municipal securities and corporate securities. As the Bank has the ability to hold the securities for the foreseeable future, no declines are deemed to be other than temporary.

Liquidity and Capital Resources
Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, and payment of operating expenses and dividends. Management does not anticipate any events which would require liquidity beyond that which is available through deposit growth, investment maturities, federal funds lines, and other lines of credit and funding sources. Management actively monitors and manages the levels, types and maturities of earning assets, in relation to the sources available to fund current and future needs, to ensure that adequate funding will be available at all times.
The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at September 30, 2009 was 20.2%, compared to 20.4% at December 31, 2008.
Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 8.0% for total risk-based capital, 4.0% for “Tier 1” risk-based capital, and 4.0% for the “Tier 1” leverage ratio. At September 30, 2009, the Bank’s total risk-based capital ratio was 11.47% and the Tier 1 risk-based capital ratio was 10.22%, compared to 10.89% and 9.80% at December 31, 2008, respectively. At September 30, 2009, the Bank’s Tier 1 leverage ratio was 8.73% compared to 8.58% at December 31, 2008.
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) became law. Under the Troubled Asset Relief Program (“TARP”) authorized by EESA, the U.S. Treasury has established a Capital Purchase Program (“CPP”) providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. The Board of Directors of the Bank decided not to participate in the CPP. The EESA also established a Temporary Liquidity Guarantee Program (“TLGP”) that gives the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. The Board of Directors of the Bank has elected to participate in the TLGP for the purpose of obtaining the guarantee on non-interest bearing transaction deposit accounts.
On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and Federal Reserve, announced the Public-Private Investment Program (the “PPIP”). Targeting illiquid real estate loans held on the books of financial institutions, referred to as legacy loans, and securities backed by loan portfolios, referred to as legacy securities, the PPIP is designed to open lending channels by facilitating a market for distressed assets. The PPIP has been structured to combine $75 to $100 billion in capital from TARP with capital from the private sector to generate $500 billion in purchasing power that will be used to buy legacy loans and legacy securities. The Bank has not participated in the PPIP as of September 30, 2009.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.

The following is an analysis of significant off-balance sheet financial instruments at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
	(in thousands)
Commitments to extend credit	$59,341	$56,426
Standby letters of credit	5,432	5,102

Total off-balance sheet financial instruments	$64,773	$61,528

Supplemental Consolidated Cash Flow Information
The Bank had the following significant non-cash transactions through the nine months ended September 30, 2009 and September 30, 2008.

	September 30,	September 30,
	2009	2008
	(in thousands)
Real estate acquired by foreclosure	$3,560	$3,264
Unrealized gain/(loss) on securities	735	<174	>

	$4,295	$3,090

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
There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2009 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures.
Not applicable.

Item 4T.	Controls and Procedures.
Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2009 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

GEORGIA-CAROLINA BANCSHARES, INC.
November 13, 2009	By:	/s/ Remer Y. Brinson, III
Remer Y. Brinson, III
President and Chief Executive Officer (principal executive officer)

November 13, 2009	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.