Form 10-K
period 2009-12-31
Georgia-Carolina Bancshares, Inc
filed 2010-03-26
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Common Stock, $0.001 Par Value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☑ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ YES ☑ NO
Indicate by check mark whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
Indicate by check mark whether the registrant has submitted electronically and has posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☐ NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (2,572,340 shares), on June 30, 2009 was $19,292,550 based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on June 30, 2009. For purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date. As of March 25, 2010, 3,506,255 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2010 Annual Meeting of Shareholders scheduled to be held on May 24, 2010 are incorporated herein by reference in response to Part III of this Report.

GEORGIA-CAROLINA BANCSHARES, INC.
2009 Form 10-K Annual Report

(i)

Special Note Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of our management, including, but not limited to, statements concerning the banking industry and the issuer’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including competition, general economic and market conditions, changes in interest rates, changes in the value of real estate and other collateral securing loans, interest rate sensitivity and exposure to regulatory and legislative changes, and other risks and uncertainties described in our periodic filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Therefore, we can give no assurance that the results contemplated in the forward-looking statements will be realized. The inclusion of this forward-looking information should not be construed as a representation by us or any person that the future events, plans, or expectations contemplated by us will be achieved. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

In September 1999, the Bank established a mortgage division which operates as First Bank Mortgage (the “Mortgage Division”). The Mortgage Division originates mortgage loans and offers a variety of other mortgage products. As of December 31, 2009, First Bank Mortgage had locations in the Augusta and Savannah, Georgia markets as well as the Jacksonville, Florida market.
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
The extent to which other types of financial service companies compete with commercial banks has increased significantly over the past several years as a result of federal and state legislation which has permitted these organizations to compete for customers and offer products that have historically been offered by banks. The impact of this legislation and other subsequent legislation on the financial services industry cannot be predicted. See the “Supervision and Regulation” section that begins on the next page.
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

Correspondent Banking
Correspondent banking involves the delivery of services by one bank to another bank which cannot provide that service from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase and sale of federal funds, wire transfers, security safekeeping, investment services, coin and currency supplies, foreign exchange (currency and check collection), over line and liquidity loan participations, and sales of loans to or participations with correspondent banks. The Bank has established correspondent relationships with First National Bankers Bank, Federal Home Loan Bank of Atlanta and SunTrust Bank. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondents in both non-interest bearing and interest bearing accounts. The Bank may also buy or sell loan participations with other non-correspondent banks.
Data Processing
The Bank has entered into a data processing servicing agreement with Fidelity Information Services, under which the Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, remote deposit capture, central information file and ATM processing, and internet banking services, including bill pay and cash management services.
Employees
At December 31, 2009, the Company and the Bank employed 164 persons on a full-time basis and 8 persons on a part-time basis, including 54 officers.
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
SUPERVISION AND REGULATION
The following discussion sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relative to the Company and the Bank. The regulatory framework is intended primarily for the protection of depositors and the Deposit Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.
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

On February 18, 2009, the American Recovery and Reinvestment Act (“ARRA”) became law. ARRA is a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions. The largest impact that the ARRA has on financial institutions is on those institutions that participated in the CPP program under TARP. Because the Board of Directors of the Bank decided not to participate in the CPP, the ARRA has little direct impact on the Bank at this time.
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
Incentive Compensation. On October 22, 2009, the Federal Reserve issued a proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors.
Under the proposal, the Federal Reserve would review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the financial institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the institution is not taking prompt and effective measures to correct the deficiencies.

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage excessive risk-taking should be charged at higher deposit assessment rates than such banks would otherwise be charged.
The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.
State Law Restrictions. As a Georgia business corporation, the Company may be subject to certain limitations and restrictions under applicable Georgia corporate law.
The Bank
General. The Bank, as a Georgia state-chartered bank, is subject to regulation and examination by the State of Georgia Department of Banking and Finance, as well as the FDIC. Georgia state laws regulate, among other things, the scope of the Bank’s business, its investments, its payment of dividends to the Company, its required legal reserves and the nature, lending limit, maximum interest charged and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated by the Georgia Legislature to protect depositors and not to protect shareholders of the Company or the Bank.
Bank Lending Limit. In September 2009, the Bank became subject to revised regulations from the State of Georgia Department of Banking and Finance regarding its total aggregate lending limit to a single customer and that customer’s related entities. The new regulation revised the definition of how a single customer is defined. As a result, the Board of Directors approved an increase in the Bank’s statutory capital base in October 2009 by appropriating a portion of retained earnings. At December 31, 2009, the Bank’s statutory capital base totaled $40.0 million and consisted of $3.18 million in capital stock, $16.32 million of surplus and $20.50 million in appropriated retained earnings, allowing for a $10.0 million lending limit (25%).
Commercial Real Estate Lending. Lending operations that involve concentration of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. The regulators have issued guidance with respect to the risks posed by commercial real estate lending concentrations. Real estate loans generally include land development, construction loans, loans secured by multi-family property and nonfarm nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:
•	total reported loans for construction, land development and other land represent 100 percent or more of the institutions total capital, or
•	total commercial real estate loans represent 300 percent or more of the institution’s total capital and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.

In October 2009, the federal banking agencies issued additional guidance on real estate lending that emphasizes these considerations.
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
Deposit Insurance and Assessments. The deposits of the Bank are currently insured to a maximum of $250,000 per depositor for substantially all depository accounts. The FDIC insurance also temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts. The increased coverage was extended until December 31, 2013 by Congress in May 2009.
In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). On March 31, 2006, in accordance with the FDI Reform Act, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”). Effective January 1, 2007, the FDIC also revised the risk-based premium system under which the FDIC classifies institutions and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. Under the new rules, the FDIC will evaluate each institution’s risk, including the Bank’s, based on a combination of the institution’s supervisory ratings and financial ratios.
In February 2009, the FDIC adopted a long-term DIF restoration plan, as well as an additional emergency assessment for 2009. The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from 0.40% to 1.15% within seven years. Banks in the best risk category paid initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009, partially up from the initial base rate range of 12 to 14 basis points. Additionally, the FDIC adopted a final rule imposing a special emergency assessment on all financial institutions of 5 basis points of insured deposits as of June 30, 2009. The FDIC also adopted an interim rule that permits an emergency special assessment after June 30, 2009 of up to ten basis points. Our special emergency assessment was collected on September 30, 2009. Currently, initial base rate assessments for all FDIC-insured institutions range from 12 to 45 basis points, with assessment rates of 12 to 16 basis points for banks in the best risk category.
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

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all quarters of 2010, 2011, and 2012. The estimates were based on a 5% annual growth rate in its assessment rate and were included on each institution’s third quarter 2009 certified statement invoice. This three-year assessment prepayment was made on December 30, 2009 in addition to the regularly scheduled payment of the third quarter 2009 assessment. The Bank prepaid a total of approximately $2,313,000 for 2010, 2011 and 2012 under the new rule.
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
Increases in regulatory capital requirements appear to be likely, but the federal regulators have not identified specific increases. In September 2009, the U.S. Treasury Department released a set of principles for financial regulatory reform, including a general recommendation for increased capital for banks and bank holding companies across the board (with even higher requirements for systemically risky banking organizations). In December 2009, the Basel Committee on Board Supervision issued proposals for regulatory capital changes, including greater emphasis on common equity as a component of Tier 1 capital. Both sets of proposals also recommend enhanced leverage and liquidity requirements.
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
On October 2, 2009, the SEC announced that small publicly reporting companies (those with a public float below $75 million) will have until June 15, 2010, to design, implement and document internal controls before their auditors are required to attest to the effectiveness of the controls. With the expiration of this final extension, the annual reports of all public companies with fiscal years ending on or after June 15, 2010 will be required to include the auditor attestation of the effectiveness of the internal controls. This is the final stage of full SOX Section 404 compliance.
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
In December 2009, the House of Representatives approved legislation that would make wide-ranging changes to the framework and substance of federal bank regulation, and the U.S. Senate is now considering comparable regulation. If approved, the proposed legislation could substantially change the financial institution regulatory system and expand or contract the powers of banking institutions and bank holding companies. Such legislation may change existing bank statutes and regulations, as well as our current operating environment significantly. Specifically, the Federal Reserve’s regulation of bank holding companies may increase and a new consumer protection agency may be created that would oversee the retail business of banks. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition or results of operations.
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
Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities (“ABS”) but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This economic turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and the lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Market volatility may have an adverse effect on us.
The capital and credit markets have been experiencing volatility and disruption for more than 24 months. From time to time, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
The financial distress of other financial institutions could have a material adverse impact on us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have in the past led, and could in the future lead, to market-wide liquidity problems and thereafter losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition, and results of operations.
There can be no assurance that new legislation and federal programs will fully stabilize the U.S. financial system, and may adversely affect us.
In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program (“TARP”) with up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Federal Reserve, determines the purchase of which is necessary to promote financial market stability, which include capital injections into financial institutions.
As part of the EESA, the Treasury Department developed a Capital Purchase Program to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The Capital Purchase Program was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The EESA also establishes a Temporary Liquidity Guarantee Program (“TLGP”) that gives the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000.

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
Contemplated and proposed legislation, state and federal programs, and increased government control or influence may adversely affect us by increasing the uncertainty in our lending operations and exposing us to increased losses. Statutes and regulations may be altered that may potentially increase our costs to service and underwrite mortgage loans.
Similarly, any other program established by the FDIC under the systematic risk exception of the Federal Deposit Act (FDA) may adversely affect us whether we participate or not. Our participation in the TLGP requires we pay additional insurance premiums to the FDIC. Additionally, the FDIC has increased premiums on insured accounts, levied special assessments and required banks to prepay their deposit assessments in response to market developments. The increase of failures in the banking industry have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. These FDIC requirements affect the results of operations of the Bank.
Our Material Business Risks
An economic downturn, especially one affecting Richmond, Columbia and McDuffie counties, could adversely affect our business.
Our success significantly depends upon the growth in population, income levels, deposits, and housing in our primary market areas of Richmond, Columbia and McDuffie counties in the State of Georgia. If these communities do not grow or if prevailing local or national economic conditions are unfavorable, our business may be adversely affected. An economic downturn would likely harm the quality of our loan portfolio and reduce the level of our deposits, which in turn would hurt our business. If the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations declines, or continues to decline, this could result in, among other things, a deterioration in credit quality, increased loan charge-offs and delinquencies or a reduced demand for credit, including a resultant effect on the Bank’s loan portfolio and allowance for loan losses. These factors could materially adversely affect the Company’s financial condition and results of operations. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business. The Bank is a community bank and as such, is mandated by the Community Reinvestment Act and other regulations to conduct most of its lending activities within the geographic area where it is located. As a result, the Bank and its borrowers may be especially vulnerable to the consequences of changes in the local economy.

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
Many of our borrowers have more than one commercial real estate or commercial business loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to, for example, a one-to-four family residential mortgage loan.
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
We believe that our growth and future success will depend in large part on the skills of our executive and other senior officers. The loss of the services of one or more of these officers could impair our ability to continue to implement our business strategy. Our executive and other senior officers have extensive and long-standing ties within our primary market areas and substantial experience with our operations, and have contributed significantly to our growth. If we lose the services of any one of them, he or she may be difficult to replace and our business could be materially and adversely affected.
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
We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, purchase and sale of investments, origination and sale of loans, interest rates charged on loans, interest rates paid on deposits and locations of offices. We are also subject to regulatory capital requirements established by our regulators, which require us to maintain adequate capital to support our growth. If we fail to meet these capital and other regulatory requirements, our ability to grow, our cost of funds and FDIC insurance, our ability to borrow funds, our ability to pay dividends on common stock, and our ability to make acquisitions, could be materially and adversely affected.
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
The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. As of December 31, 2010, we will be required to comply with Section 404 of the Sarbanes-Oxley Act and issue a report on our internal controls. These rules and regulations have increased our accounting, legal and other costs, and make some activities more difficult, time consuming and costly. In the event that we are unable to maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
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
Not Applicable.

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
Item 3. Legal Proceedings
There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are the subject; nor are there material proceedings known to the Company or the Bank to be contemplated by any governmental authority; nor are there material proceedings known to the Company or the Bank, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or the Bank, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.
Item 4. [Removed and Reserved]

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

	High	Low
Fiscal year ended December 31, 2009
First Quarter	$10.00	$5.75
Second Quarter	$9.98	$5.25
Third Quarter	$8.00	$6.25
Fourth Quarter	$8.00	$6.25
Fiscal year ended December 31, 2008
First Quarter	$11.00	$9.05
Second Quarter	$11.50	$9.00
Third Quarter	$12.35	$9.00
Fourth Quarter	$12.35	$7.00
Holders of Common Stock
As of March 25, 2010, the number of holders of record of the Company’s common stock was approximately 582.
Dividends
No cash dividends were paid by the Company during the years ended December 31, 2009 or 2008. Future dividends will be determined by the Board of Directors of the Company in light of circumstances existing from time to time, including the Company’s growth, financial condition and results of operations, the continued existence of the restrictions described below on the Bank’s ability to pay dividends and other factors that the Board of Directors of the Company considers relevant. In addition, the Board of Directors of the Company may determine, from time to time, that it is prudent to pay special nonrecurring cash dividends in addition to or in lieu of regular cash dividends. Such special dividends will depend upon the financial performance of the Company and will take into account its capital position. No special dividend is presently contemplated.
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

Equity Compensation Plan Information
The Company currently has three equity compensation plans: (i) the 1997 Stock Option Plan, which was approved by shareholders; (ii) the 2004 Incentive Plan, which was approved by shareholders; and (iii) the Directors Equity Incentive Plan, which has not been approved by shareholders. The following table provides information as of December 31, 2009 regarding the Company’s then existing compensation plans and arrangements:

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of outstanding	outstanding	under equity compensation
	options, warrants and	options, warrants	plans (excluding securities
	rights	and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1997 Stock Option Plan	185,955	$8.70	—
2004 Incentive Plan	87,933	$11.78	237,192
Equity compensation plans not approved by security holders	—	—	79,823

Total	273,888	$9.69	317,015

Directors Equity Incentive Plan
The Directors Equity Incentive Plan provides that non-employee directors of the Company and the Bank may elect to purchase shares of the Company’s common stock in lieu of receiving cash for director fees earned in each calendar quarter. The purchase price for shares acquired under the plan is $2.00 less than the average closing market price of the Company’s common stock for the last ten trading days of each quarter as reported on the Over-the-Counter Bulletin Board. A non-employee director may join the plan at any time during the last seven days of each calendar quarter. The Directors Equity Incentive Plan also provides non-employee directors of the Company and the Bank annual retainer shares in the form of 1) base award shares, plus 2) bonus shares for service as Board chairman, plus 3) bonus shares for service on various committees. Non-employee advisory board members also qualify to receive annual award shares from the Directors Equity Incentive Plan provided they meet an agreed upon annual attendance requirement.

Item 6. Selected Financial Data
Our selected consolidated financial data presented below as of and for the years ended December 31, 2005 through 2009 is derived from our audited consolidated financial statements. Our audited consolidated financial statements as of December 31, 2009 and 2008 and for each of the years in the three year period ended December 31, 2009 are included elsewhere in this report. All years have been restated as necessary for stock dividends and stock splits.

	At and for the Years Ended December 31,
	($ in thousands, except per share data)
	2009	2008	2007	2006	2005

Selected Balance Sheet Data:
Assets	$484,013	$460,828	$447,869	$417,471	$349,481
Investment securities	47,289	59,795	60,393	55,404	39,362
Loans, held for investment	336,849	336,293	322,201	280,883	248,311
Loans, held for sale	58,135	28,402	39,547	56,758	40,064
Allowance for loan losses	5,072	4,284	5,059	4,386	3,756
Deposits	405,240	377,009	379,966	341,342	304,440
Short-term borrowings	7,297	15,859	17,473	38,661	13,442
Long-term debt	25,000	25,400	10,500	600	700
Other liabilities	3,203	3,476	3,959	4,742	2,290
Shareholders’ equity	43,273	39,084	35,971	32,126	28,609

Selected Results of Operations Data:
Interest income	24,604	26,371	29,019	25,335	20,876
Interest expense	9,722	13,038	15,706	11,969	8,420

Net interest income	14,882	13,333	13,313	13,366	12,456
Provision for loan losses	3,082	1,456	909	898	1,022

Net interest income after provision for provision for loan losses	11,800	11,877	12,404	12,468	11,434
Non-interest income	14,157	9,920	9,932	9,800	10,331
Non-interest expense	20,902	17,745	17,816	17,911	16,368

Income before taxes	5,055	4,052	4,520	4,357	5,397
Income tax expense	1,303	1,252	1,619	1,460	1,942

Net income	$3,752	$2,800	$2,901	$2,897	$3,455

Per Share Data
Net income — basic	$1.08	$0.82	$0.85	$0.86	$1.04
Net income — diluted	$1.07	$0.80	$0.83	$0.83	$0.98
Book value	$12.37	$11.31	$10.58	$9.51	$8.53
Weighted average number of shares outstanding:
Basic	3,484,309	3,426,860	3,393,224	3,370,277	3,336,834
Diluted	3,492,871	3,503,856	3,508,606	3,489,564	3,524,294

	At and for the Years Ended December 31,
	2009	2008	2007	2006	2005

Performance Ratios:
Return on average assets	0.79%	0.62%	0.69%	0.78%	1.00%
Return on average equity	8.93%	7.36%	8.39%	9.57%	12.80%
Net interest margin (1)	3.37%	3.15%	3.36%	3.81%	3.78%
Efficiency ratio (2)	71.98%	76.31%	76.64%	77.39%	71.45%
Loan (excl LHFS) to deposit ratio	83.12%	89.20%	84.80%	82.29%	81.56%

Asset Quality Ratios:
Nonperforming loans to total loans	1.57%	1.39%	3.20%	0.68%	0.59%
Nonperforming assets to total loans (excl LHFS) + OREO	3.12%	3.57%	3.73%	1.03%	0.86%
Allowance for loan losses to nonperforming loans	81.94%	84.65%	43.77%	191.86%	219.91%
Allowance for loan losses to total loans (excl LHFS)	1.51%	1.27%	1.57%	1.56%	1.51%

	At and for the Years Ended December 31,
	2009	2008	2007	2006	2005

Capital Ratios:
Average equity to average assets	8.81%	8.41%	8.16%	8.11%	7.80%
Leverage ratio	8.96%	8.59%	8.18%	7.85%	8.14%
Tier 1 risk-based capital ratio	10.50%	9.82%	9.39%	9.25%	9.91%
Total risk-based capital ratio	11.74%	10.91%	10.72%	10.50%	11.16%

Growth Ratios and Other Data:
Percentage change in net income	34.0%	(3.5%)	0.1%	(16.2%)	(1.3%)
Percentage change in diluted net income per share	33.8%	(3.6%)	0.0%	(15.3%)	(1.0%)
Percentage change in assets	5.0%	2.9%	7.3%	19.5%	5.1%
Percentage change in loans	8.3%	0.8%	7.1%	17.1%	5.5%
Percentage change in deposits	7.5%	(0.8%)	11.3%	12.1%	18.1%
Percentage change in equity	10.7%	8.7%	12.0%	12.3%	12.8%

(1)	Non-tax equivalent.

(2)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income, excluding gains and losses on the sale of assets.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and Bank and should be read in conjunction with the “Business” and “Financial Statements” sections included elsewhere in this report. Information given in response to Item 6 of this report, “Selected Financial Data,” is incorporated by reference in response to this Item 7.
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
The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation made pursuant to either ASC 450-20, “Contingencies: Loss Contingencies,” or ASC 310-10-35, “Receivables: Subsequent Measurement.” The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined using the average of actual losses incurred over prior years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category.
There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that could adversely affect the Bank’s earnings or financial position in future periods.
Additional information on the Bank’s loan portfolio and allowance for loan losses can be found in the “Loan Portfolio” section on pages 33-38 of this “Management’s Discussion and Analysis”. Note 1 to the consolidated financial statements also includes additional information on the Bank’s accounting policies related to the allowance for loan losses.

Consolidated Financial Information
Certain consolidated financial information for the Company and Bank as of and for the years ended December 31, 2009, 2008 and 2007 is presented below:

	2009		2008		2007
	Total Assets	Net Income	Total Assets	Net Income	Total Assets	Net Income
	(Dollar amounts in thousands)

Consolidated	$484,013	$3,752	$460,828	$2,800	$447,869	$2,901
Bank	$483,916	$3,919	$460,726	$2,983	$447,852	$3,155

Company		$(167)		$(183)		$(254)
During 2009, 2008 and 2007, the Company funded operational costs primarily through the income tax credit provided by the Bank and proceeds from the exercise of stock options. The Company incurred $253,524, $269,108 and $397,594 in operational costs for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recorded income tax benefits of $86,198, $86,497 and $143,050 for 2009, 2008 and 2007, respectively. In total, the net losses for the Company were $167,326, $182,611, and $254,544 for the years ended December 31, 2009, 2008 and 2007, respectively.
The Company has a line of credit issued in June 2009 with its correspondent bank, First National Bankers Bank, which provides the Company the ability to draw a principal sum of $1.0 million in periodic advances with a maturity date of June 5, 2010. Interest is calculated annually using a rate of prime plus 0.75% (4.00% at December 31, 2009) with a floor of 4.00%. The line of credit is secured through the pledge of all issued and outstanding shares of the Bank’s capital stock. The outstanding principal balance at December 31, 2009 was $0. The arrangement requires the Company and Bank to comply with financial covenants related to capital levels, the levels of non-performing assets, and other financial matters. At December 31, 2009, the Company and the Bank were in compliance with all of these covenants. Future noncompliance with this covenant would not have a material impact on the Company’s ability to meet future obligations.
Results of Operations — Comparison of 2009 and 2008
Balance Sheet
For the year ended December 31, 2009, the Company and Bank consolidated experienced increases in both total assets and net income. Total assets increased $23.2 million or 5.0%, to $484.0 million at December 31, 2009 from $460.8 million at December 31, 2008. Average total assets were $476.5 million in 2009 and $452.4 million in 2008, an increase of $24.1 million or 5.3%. This increase in total assets is primarily the result of the increase in the Bank’s loans held for sale during 2009. Loans held for sale by the Bank increased from $28.4 million at December 31, 2008 to $58.1 million at December 31, 2009, an increase of $29.7 million or 104.6%. All other loans remained flat with a portfolio balance of $331.8 million at December 31, 2009 compared to the balance of $332.0 million at December 31, 2008. Commercial and industrial loans decreased $8.3 million or 26.6%, from $31.2 million at December 31, 2008 to $22.9 million at December 31, 2009. Real estate mortgage loans increased $8.0 million or 4.2%, from $191.2 million at December 31, 2008 to $199.2 million at December 31, 2009, and real estate construction loans increased $2.4 million or 2.3%, from $105.0 million at December 31, 2008 to $107.4 million at December 31, 2009. Installment and consumer loans decreased $1.6 million or 17.6%, from $9.1 million at December 31, 2008 to $7.5 million at December 31, 2009. The decreases in installment and consumer loans and commercial and industrial loans are primarily the result of weaker demand during the economic recession experienced over the past 18 months. The increases in the real estate mortgage and construction loan categories are the result of the Bank’s continuing efforts to increase these types of loans and the overall stability of the Richmond, McDuffie, and Columbia County, Georgia market areas.

The allowance for loan losses was $5,072,000 at December 31, 2009 and $4,284,000 at December 31, 2008. This represents an increase of $788,000 or 18.4%. The increase in the allowance is based upon management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects an increase in loan charge-offs during 2009 partially offset by some growth in the Bank’s loan portfolio. The Bank’s ratio of allowance for loan losses to gross loans was 1.28% at December 31, 2009 and 1.17% at December 31, 2008. Substantially all loans held for sale originated by the Bank consist of well-secured single family residential mortgage loans which are originated with a sales commitment and are sold in the secondary market shortly after origination, thus greatly reducing the Bank’s credit risk. The Bank’s ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 1.51% at December 31, 2009, compared to 1.27% at December 31, 2008.
The asset growth of the Bank during 2009 was funded through deposit account activity within the Bank’s existing market areas as well as brokered deposit funding, through short-term borrowings from correspondent banks, and from lines of credit established with the Federal Home Loan Bank. Total deposit accounts at December 31, 2009 were $405.2 million, an increase of $28.2 million or 7.5%, from $377.0 million at December 31, 2008. Brokered deposits totaled $62.5 million at December 31, 2009, an increase of $2.1 million or 3.4%, compared to $61.4 million at December 31, 2008. CDARS deposits increased $1.0 million or 2.5% to $41.2 million at December 31, 2009 from $40.2 million at December 31, 2008. Total other borrowings by the Bank were $32.3 million at December 31, 2009, a decrease of $8.8 million or 21.4%, from the balance of $41.1 million at December 31, 2008. Borrowings were down in 2009 as a result of the increase in deposit accounts.
The Bank’s loan to deposit ratio was 97.5% at December 31, 2009 and 96.7% at December 31, 2008. Excluding mortgage loans held for sale, this ratio was 83.1% for 2009 and 89.2% for 2008.
Income Statement
Interest income was $24.6 million for 2009 compared to $26.4 million for 2008, a decrease of $1.8 million or 6.8%. This decrease was primarily the result of declining interest rates and weakened loan demand during the economic recession experienced over the past 18 months. Interest expense decreased $3.3 million or 25.4%, from $13.0 million for 2008 to $9.7 million for 2009. This decrease in interest expense was primarily due to the lower cost of funds resulting from the falling interest rate environment since 2008 and the decrease in borrowings resulting from the increase in total deposits. In an effort to obtain growth in deposit accounts to fund loan growth, maintain steady borrowing levels, and reduce the need for brokered deposits, the Bank focuses its marketing efforts in the local markets served by the Bank and performs strategic planning with respect to obtaining out-of-market funds. As a result of these efforts, both interest bearing and non-interest bearing deposits increased in 2009. Interest bearing deposits increased $20.6 million or 6.0%, from $342.9 million at December 31, 2008 to $363.5 million at December 31, 2009. This increase in interest bearing deposits was primarily the result of increases in money market and certificate of deposit accounts. Non-interest bearing deposits increased $7.7 million or 22.6%, from $34.1 million at December 31, 2008 to $41.8 million at December 31, 2009. This increase in non-interest bearing deposits is primarily the result of the Bank’s increased marketing efforts in 2009 related to its commercial customer base and commercial checking products. Net interest income was $14.9 million for 2009 compared to $13.3 million for 2008, an increase of $1.6 million or 12.0%.

Non-interest income for 2009 was $14.2 million compared to $9.9 million for 2008, an increase of $4.3 million or 43.4%. This increase in 2009 is primarily due to the higher gain on sale of mortgage loans held for sale and the $1.7 million gain on sale of 183 lots and another parcel of land in the Willhaven Subdivision in Augusta, Georgia that became other real estate owned by the Bank during the fourth quarter of 2008. Gain on sale of mortgage loans increased from $7.2 million in 2008 to $9.7 million in 2009, an increase of $2.5 million or 36.1%. The mortgage origination volume sold in 2009 was $606.5 million compared to $513.8 million in 2008, an increase of $92.7 million or 18.0%.
Non-interest expense increased from $17.7 million in 2008 to $20.9 million in 2009, an increase of $3.2 million or 18.6%. This increase in 2009 is primarily the result of higher salaries, commissions and incentives related to the mortgage origination volume, FDIC assessment costs, and OREO expense.
In total, net income increased in 2009 by $1.0 million or 35.7%, from $2.8 million in 2008 to $3.8 million in 2009 as a result of each of the above factors.
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
Income Statement
Interest income was $26.4 million for 2008, compared to $29.0 million for 2007. This represents a decrease of $2.6 million or 9.0%. This decrease was primarily the result of declining interest rates and the market deterioration experienced in 2008. Interest expense decreased $2.7 million or 17.2%, from $15.7 million for 2007 to $13.0 million for 2008. This decrease in interest expense was primarily due to a decrease in interest-bearing deposits and the lower cost of funds resulting from the falling interest rate environment in 2008. Despite the decrease in interest-bearing deposits, non-interest bearing deposits increased $3.8 million or 12.5%, from $30.3 million in 2007 to $34.1 million in 2008. This increase in non-interest bearing deposits is primarily the result of the Bank’s marketing efforts related to its ATM Anywhere Free Checking product. Net interest income for 2008 and 2007 was flat at $13.3 million.
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

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
The following table presents the average balance sheet of the consolidated Company for the years ended December 31, 2009, 2008 and 2007. Also presented is the consolidated Company’s actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability. This table includes all major categories of interest-earning assets and interest-bearing liabilities:
CONSOLIDATED AVERAGE BALANCE SHEETS
(Dollar amounts in thousands)

	Year Ended December 31,
	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
INTEREST-EARNING ASSETS
Loans, net of unearned income	$386,961	$22,260	5.75%	$360,689	$23,186	6.43%	$336,434	$25,998	7.73%
Investment securities	52,672	2,337	4.44%	61,375	3,100	5.05%	57,463	2,760	4.80%
Fed funds sold & cash in banks	4,051	7	0.17%	3,996	85	2.13%	4,887	261	5.35%
Total interest-earning assets	443,684	24,604	5.55%	426,060	26,371	6.19%	398,784	29,019	7.28%

NON-INTEREST-EARNING ASSETS
Cash and due from banks	8,686			6,296			7,530
Bank premises and fixed assets	9,877			10,260			10,623
Accrued interest receivable	1,748			1,956			2,031
Other assets	17,506			12,978			6,746
Allowance for loan losses	(5,026)			(5,190)			(4,640)

Total assets	$476,475			$452,360			$421,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING DEPOSITS
NOW accounts	$35,300	$211	0.60%	$31,674	$376	1.19%	$28,935	$478	1.65%
Savings accounts	52,515	587	1.12%	67,259	1,408	2.09%	68,691	2,928	4.26%

Money market accounts	11,945	139	1.16%	8,773	167	1.90%	10,982	307	2.79%
Time accounts	256,146	7,808	3.05%	231,736	9,999	4.31%	222,664	11,201	5.03%

Total interest-bearing deposits	355,906	8,745	2.46%	339,442	11,950	3.52%	331,272	14,914	4.50%

OTHER INTEREST-BEARING LIABILITIES
Borrowed funds	38,614	977	2.53%	37,390	1,088	2.91%	15,721	792	5.04%

Total interest-bearing liabilities	394,520	9,722	2.46%	376,832	13,038	3.46%	346,993	15,706	4.53%

NON-INTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	36,439			33,501			34,789
Other liabilities	3,519			3,971			4,922
Shareholders’ equity	41,997			38,056			34,370

Total liabilities and shareholders’ equity	$476,475			$452,360			$421,074

Interest rate spread			3.08%			2.73%			2.75%
Net interest income		$14,882			$13,333			$13,313

Net interest margin			3.37%			3.15%			3.36%
Average interest-earning assets to average total assets			93.12%			94.19%			94.71%
Average loans (excl LHFS) to average deposits			86.73%			88.67%			82.24%

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

	Comparison of Years Ended			Comparison of Years Ended
	December 31, 2009 and 2008			December 31, 2008 and 2007
	(in thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Tax-exempt securities	$82	$(7)	$75	$64	$3	$67
Taxable securities	(558)	(280)	(838)	113	160	273
Federal funds sold and cash in banks	2	(80)	(78)	(47)	(129)	(176)
Net loans and loans held for sale	1,689	(2,615)	(926)	1,874	(4,686)	(2,812)

Total interest income	$1,215	$(2,982)	$(1,767)	$2,004	$(4,652)	$(2,648)

Interest paid on:
NOW deposits	43	(208)	(165)	45	(147)	(102)
Money market deposits	60	(88)	(28)	(62)	(78)	(140)
Savings deposits	(309)	(512)	(821)	(61)	(1,459)	(1,520)
Time deposits	1,053	(3,244)	(2,191)	457	(1,659)	(1,202)
Borrowed funds	36	(147)	(111)	1,173	(877)	296

Total interest expense	$883	$(4,199)	$(3,316)	$1,552	$(4,220)	$(2,668)

Increase (decrease) in net interest income	$332	$1,217	$1,549	$452	$(432)	$20

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

The following table details, for the indicated periods, the average amount of and average rate paid on each of the following deposit categories (dollar amounts in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid	Amount	Paid
Deposit Category
Non-interest bearing demand deposits	$36,806	—	$34,034	—	$35,062	—
NOW and money market deposits	47,245	0.74%	40,447	1.34%	39,917	1.97%
Savings deposits	52,515	1.12%	67,259	2.09%	68,691	4.26%
Time deposits	256,146	3.05%	231,736	4.31%	222,664	5.03%
The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2009 and 2008 were as follows:

	2009	2008
	(in thousands)

Three months or less	$41,119	$37,231
Over three months through six months	21,330	25,122
Over six months through twelve months	63,001	95,180
Over twelve months	53,673	13,345

Total	$179,123	$170,878

Borrowed Funds
The Bank’s borrowed funds consist of short-term borrowings and long-term debt, including federal funds purchased, retail repurchase agreements and lines of credit with the Federal Home Loan Bank and the Federal Reserve. The average balance of borrowed funds was approximately $38.4 million for the year ended December 31, 2009, compared to $36.8 million for the year ended December 31, 2008.
The most significant borrowed funds categories for the Bank are the lines of credit from the Federal Home Loan Bank, consisting of the “Loans Held for Sale” program, a 1-4 family and commercial real estate loans line of credit (1-4 LOC), and two long-term convertible advances.
At December 31, 2009 and 2008, there was no outstanding balance on the LHFS line of credit. The average balance outstanding for the year 2009 on the LHFS line of credit was $1,744,000 with a weighted average interest rate of 1.05%. The average balance outstanding for the year 2008 on the LHFS line of credit was $76,000 with a weighted average interest rate of 3.20%. The maximum amount outstanding on the LHFS line of credit at any month end during 2009 was $10,756,000, compared to $4,000,000 in 2008. The LHFS line of credit is secured by the mortgage loans held for sale originated with the borrowed funds. The interest rate on the LHFS line of credit is equal to the Federal Home Loan Bank’s Daily Rate Credit Program rate plus 50 basis points.

At December 31, 2009, the outstanding balance on the 1-4 LOC was $3,600,000 with an interest rate of 0.36%, compared to an outstanding balance of $6,000,000 with an interest rate of 0.46% at December 31, 2008. The average balance outstanding on the 1-4 LOC was $4,626,000 for 2009 with a weighted average interest rate of 0.47%. The average balance outstanding on the 1-4 LOC was $8,298,000 for 2008 with a weighted average interest rate of 2.40%. The maximum amount outstanding on the 1-4 LOC at any month end during 2009 was $8,600,000, compared to $24,200,000 in 2008. This 1-4 LOC is secured by the Bank’s portfolio of 1-4 family first mortgage loans, excluding those loans that are held for sale, and commercial real estate loans. The interest rate on the 1-4 LOC is equal to the Federal Home Loan Bank’s Daily Rate Credit Program.
During 2007, a long-term convertible advance was established as an additional line of credit. At December 31, 2009, the outstanding balance on this advance was $10.0 million with a weighted average interest rate of 3.833%. This advance matures December 2012 and is callable until December 2010. An additional, but similar, long-term convertible advance was established during 2008. At December 31, 2009, the outstanding balance on this advance was $15.0 million with a weighted average interest rate of 3.33%. This advance matures May 2013 and is callable until May 2010.
Loan Portfolio
The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 2009, the Bank’s loan portfolio consisted of 59.1% real estate mortgage loans, 31.9% real estate construction loans, 6.8% commercial loans and 2.2% consumer/installment loans.
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

The following table presents the categories of loans contained in the Bank’s loan portfolio as of the end of the five most recent fiscal years and the total amount of all loans for such periods:

	December 31,
Type of Loan	2009	2008	2007	2006	2005
	(in thousands)
Commercial, financial and agricultural	$22,906	$31,173	$29,582	$27,692	$29,945
Real estate — construction	107,429	105,032	89,580	73,502	55,737
Real estate — mortgage	199,190	191,152	192,668	169,141	152,497
Installment and consumer	7,468	9,092	10,487	10,609	10,189

Subtotal	$336,993	$336,449	$322,317	$280,944	$248,368

Less:

Unearned income and deferred loan Fees	(144)	(156)	(116)	(61)	(57)
Allowance for possible loan losses	(5,072)	(4,284)	(5,059)	(4,386)	(3,756)

Total (net of allowance)	$331,777	$332,009	$317,142	$276,497	$244,555

In addition to the above, the Bank also had $58.1 million and $28.4 million of single family residential mortgage loans held for sale that were originated by the Bank’s Mortgage Division at December 31, 2009 and 2008, respectively.
The table below presents an analysis of maturities of certain categories of loans as of December 31, 2009:

	Due in 1
	Year or	Due in 1 to	Due After
Type of Loan	Less	5 Years	5 Years	Total
	(In thousands)

Commercial, financial and agricultural	$14,615	$7,545	$746	$22,906
Real estate-construction	88,870	18,559	—	107,429

Total	$103,485	$26,104	$746	$130,335

The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 2009 (in thousands):

Loans due after 1 year with predetermined interest rates	$13,772
Loans due after 1 year with floating interest rates	$13,078

Total loans due after 1 year	$26,850

The following table presents information regarding non-accrual and past due loans at the dates indicated:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a non-accrual basis
Number	63	56	65	49	73
Amount	$6,190	$5,061	$11,558	$2,286	$1,708

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	—	3	4	2	10
Amount	$—	$1	$18	$71	$297
During 2009, the Bank classified $4.2 million in loans as “troubled debt restructurings” as defined in ASC 310-40. There were no loans classified as “troubled debt restructurings” in 2008.
Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or when, in management’s judgment, the interest will not be collectible in the normal course of business. Additional interest income of approximately $287,000 and $504,000 in 2009 and 2008, respectively, would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized in 2009 and 2008 on loans that have been accounted for on a non-accrual basis.
At December 31, 2009, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience
An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollar amounts in thousands)

Allowance for loan losses, beginning of year	$4,284	$5,059	$4,386	$3,756	$3,416
Charge-offs:
Construction, land development and other land loans	1,382	1,107	—	—	—
Commercial, financial and agricultural	208	223	163	106	521
Installment and consumer	199	110	97	95	129
Real estate — mortgage	553	824	28	98	73

	2,342	2,264	288	299	723

Recoveries:
Construction, land development and other land loans	—	—	—	—	—
Commercial, financial and agricultural	14	5	10	16	34
Installment and consumer	29	25	31	7	7
Real estate — mortgage	5	3	11	8	—

	48	33	52	31	41

Net (charge-offs) recoveries	(2,294)	(2,231)	(236)	(268)	(682)

Provision charged to operations	3,082	1,456	909	898	1,022

Allowance for loan losses, end of year	$5,072	$4,284	$5,059	$4,386	$3,756

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(.67%)	(.67%)	(.08%)	(.10%)	(.29%)

Allowance for Loan Losses
In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.
Accordingly, management has established an allowance for loan losses, which totaled approximately $5,072,000 at December 31, 2009, which is allocated according to the following table, along with the percentage of loans in each category to total loans (dollar amounts in thousands):

	2009		2008		2007		2006		2005
		Portfolio		Portfolio		Portfolio		Portfolio		Portfolio
	Allowance	as % of	Allowance	as % of	Allowance	as % of	Allowance	as % of	Allowance	as % of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$259	6.8%	$436	9.3%	$562	9.2%	$883	9.9%	$543	12.1%
Real estate — construction	2,364	31.9%	1,838	31.2%	1,928	27.8%	1,442	26.2%	1,312	22.4%
Real estate — Mortgage	2,146	59.1%	1,770	56.8%	2,247	59.8%	1,760	60.2%	1,671	61.4%
Consumer and installment	176	2.2%	133	2.7%	195	3.2%	191	3.7%	136	4.1%
Unallocated	127	—	107	—	127	—	110	—	94	—

Total	$5,072		$4,284		$5,059		$4,386		$3,756

In evaluating the Bank’s allowance for loan losses, management takes into consideration concentrations within the loan portfolio, past loan loss experience, growth of the portfolio, current economic conditions and the appraised value of collateral securing loans. Although management believes the allowance for loan losses is adequate, management’s evaluation of losses is a continuing process which may necessitate adjustments to the allowance in future periods.
Real estate mortgage loans constituted approximately 59.1% of outstanding loans at December 31, 2009. These loans include both commercial and residential mortgage loans. Management believes the risk of loss for commercial real estate loans is generally higher than residential loans. Management continuously monitors the performance of the commercial real estate portfolio and collateral values. Residential mortgages are generally secured by the underlying residence. Management of the Bank currently believes that these loans are adequately secured.
Real estate construction loans represented approximately 31.9% of the Bank’s outstanding loans at December 31, 2009. This category of the loan portfolio consists of commercial and residential construction and development loans located in the Bank’s market areas in Georgia and Florida. Management of the Bank closely monitors the performance of these loans and periodically inspects properties and development progress. Management considers these factors in estimating and evaluating the allowance for loan losses.
Commercial loans represented approximately 6.8% of outstanding loans at December 31, 2009. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank’s loan portfolio. However, the Bank generally originates commercial loans on a secured basis, and at December 31, 2009, over 99% of the Bank’s commercial loans were secured. Management believes that the secured status of a substantial portion of the commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.
Consumer and installment loans represented approximately 2.2% of outstanding loans at December 31, 2009 and are also well secured. At December 31, 2009, the majority of the Bank’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans inherently possess less risk than other categories of loans.

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
Cash and Due from Banks
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in “Cash and Due from Banks.” As of December 31, 2009, interest-bearing cash on deposit with correspondent banks totaled $2.1 million and funds required to be on reserve with the Federal Reserve totaled $78,000 compared to $1.3 million and $960,000, respectively, as of December 31, 2008. Interest-bearing cash on deposit in the Federal Reserve excess balance fund was $0 as of December 31, 2009 and this fund was not used in 2008.
Investments
As of December 31, 2009, investment securities comprised approximately 9.2% of the Bank’s assets. The Bank invests primarily in obligations of the United States or agencies of the United States, mortgage-backed securities and obligations, certain obligations of states and municipalities, corporate securities, Federal Home Loan Bank stock, and bank-owned life insurance. The Bank also enters into federal funds transactions with its principal correspondent banks. The Bank may act as a net seller or net purchaser of such funds.
The following table presents, for the dates indicated, the estimated fair market value of the Bank’s investment securities available for sale. The Bank has classified all of its investment securities as available for sale.

	December 31,
	2009	2008	2007
	(In thousands)
Obligations of the U.S. Treasury and other U.S government agencies	$10,652	$27,330	$32,148
Mortgage-backed securities	23,904	20,190	19,332
Obligations of States and political subdivisions	9,783	9,924	7,243
Corporate obligations	122	150	183

Total investment securities	$44,461	$57,594	$58,906

Federal Home Loan Bank stock	2,828	2,201	1,487

Total investment securities and FHLB stock	$47,289	$59,795	$60,393

The following tables present the contractual maturities and weighted average yields of the Bank’s investment securities as of December 31, 2009:

	Maturities of Investment Securities
	Less Than	One To	Five To	Over
	One Year	Five Years	Ten Years	Ten Years
	(In thousands)
Obligations of the U.S. Treasury and other U.S. government agencies	$—	$2,018	$1,508	$7,126
Mortgage-backed securities	—	819	1,345	21,740
Obligations of States and political subdivisions	340	360	4,300	4,783
Corporate obligations	—	—	122	—
Federal home loan bank stock	2,828	—	—	—

Total	$3,168	$3,197	$7,275	$33,649

	Weighted Average Yields
		After One	After Five
	Within	Through	Through	After
	One Year	Five Years	Ten Years	Ten Years
Obligations of the U.S. Treasury and other U.S. government agencies	—	5.30%	4.95%	5.47%
Mortgage-backed securities	—	2.94%	5.18%	4.25%
Obligations of States and political subdivisions	3.91%	5.91%	5.67%	5.79%
Corporate obligations	—	—	5.53%	—
Federal home loan bank stock	—	—	—	—

Total weighted average yield	3.91%	4.77%	5.42%	4.73%
The weighted average yields on tax-exempt obligations presented in the table above have been computed on a tax-equivalent basis.
With the exception of collateralized mortgage obligations, the Bank did not have investments with a single issuer exceeding, in the aggregate, 10% of the Company’s shareholders’ equity.
In September 2007, an $8.0 million bank-owned life insurance policy (BOLI) was acquired in order to insure the key officers of the Bank. Per ASC 325-30, “Investments in Insurance Contracts,” this policy is classified as a miscellaneous asset at its cash surrender value, net of surrender charges and/or early termination charges. As of December 31, 2009, the BOLI cash surrender value was $8,812,000, resulting in other income for 2009 of $410,000 and an annualized net yield of 4.78%.
Return on Equity and Assets
The following table presents certain profitability, return and capital ratios for the Company as of the end of the past three fiscal years.

	December 31,
	2009	2008	2007

Return on Average Assets	0.79%	0.62%	0.69%
Return on Average Equity	8.93%	7.36%	8.39%
Dividend Payout Ratio	—	—	—
Equity to Assets Ratio	8.94%	8.48%	8.03%

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
As of December 31, 2009, the Bank’s liquidity ratio was 23.4% as compared to 20.4% at December 31, 2008. In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with First National Bankers Bank and SunTrust Bank. Management is not aware of any demands, commitments or uncertainties which could materially affect the Bank’s liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities at December 31, 2009 with a total market value of $47.3 million in its available-for-sale portfolio and Federal Home Loan Bank stock which would provide an additional source of liquidity.
Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank’s exposure to interest rate risk. Various assets and liabilities are termed “rate sensitive” when the interest rate can be replaced. By definition, the “gap” is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon. At December 31, 2009, the Bank was asset sensitive except in the 3-12 month time frame.
The following is an analysis of rate sensitive assets and liabilities as of December 31, 2009 (in thousands):

				5 years
	0 – 3 mos.	3 – 12 mos.	1 – 5 years	or more	Total

Taxable securities	$—	$—	$2,837	$31,841	$34,678
Tax-exempt securities	—	340	360	9,083	9,783
Federal funds sold and cash in banks	16,230	—	—	—	16,230
Loans	176,656	86,122	126,065	6,141	394,984

Total rate sensitive assets	192,886	86,462	129,262	47,065	455,675

NOW and money market deposits	55,627	—	—	—	55,627
Savings deposits	51,424	—	—	—	51,424
Time deposits	55,757	122,428	77,753	464	256,402

Total rate sensitive deposits	162,808	122,428	77,753	464	363,453

Borrowed funds	7,297	—	—	—	7,297

Total rate sensitive liabilities	170,105	122,428	77,753	464	370,750

Excess of rate sensitive assets less rate sensitive liabilities	$22,781	$(35,966)	$51,509	$46,601	$84,925
Cumulative ratio of rate sensitive assets to liabilities	113%	95%	110%	123%
Cumulative gap	$22,781	$(13,185)	$38,324	$84,925

Capital Resources
The equity capital of the Bank totaled $43.1 million at December 31, 2009, an increase of $4.1 million, or 10.5%, from equity capital of $39.0 million at December 31, 2008. The increase in equity capital was attributable to the Bank’s net income of $3.9 million and an increase of $0.2 million in the Bank’s after-tax unrealized gain/(loss) on available-for-sale securities which, under ASC 320-10, “Investments-Debt and Equity Securities,” is recognized in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account. The equity capital of the Company totaled $43.3 million at December 31, 2009 compared to $39.1 million at December 31, 2008.
Management believes that the capitalization of the Company and the Bank is adequate to sustain the growth experienced in 2009. The following table sets forth the applicable actual and required capital ratios for the Company and the Bank as of December 31, 2009:

		Minimum
	December 31, 2009	Regulatory Requirement

Bank

Total risk-based capital ratio	11.69%	8.0%
Tier 1 Capital ratio	10.45%	4.0%
Leverage ratio	8.91%	4.0%

Company — Consolidated

Total risk-based capital ratio	11.74%	8.0%
Tier 1 Capital ratio	10.50%	4.0%
Leverage ratio	8.96%	4.0%
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
The estimated fair values of the Bank’s financial instruments, for those instruments for which the Bank’s management believes estimated fair value does not by nature approximate the instruments’ carrying amount, are as follows at December 31, 2009 and December 31, 2008 (in millions):

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Loans and loans held for sale, net of allowance	$395.0	$435.5	$360.4	$392.3

Time deposits	$256.4	$259.7	$240.3	$245.1
Under ASC 820-10, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at December 31, 2009.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets and valuations are based on observable market data in those markets. At December 31, 2009, Level 2 securities include U.S. Government agency obligations, state and municipal bonds, corporate debt securities, mortgage-backed securities, and FHLB stock.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has no Level 3 assets or liabilities at December 31, 2009.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. At December 31, 2009, the Company classified $47.3 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $58.1 million of loans held for sale at December 31, 2009, 2009.
Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once an individual loan is identified as impaired, management measures the impairment in accordance with ASC 310-10-35. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820-10, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans, classified as Level 2, totaled $18.9 million at December 31, 2009 and had specific loan loss allowances aggregating $1.0 million.
Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimate of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $4.5 million at December 31, 2009.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at
December 31, 2009, Using,
	Total		(in thousands)
	Carrying		Quoted
	Amount in		Prices in
	the	Assets/	Active	Significant	Significant
	Consolidated	Liabilities	Markets for	Other	Other
	Balance	Measured at	Identical	Observable	Unobservable
	Sheet	Fair Value	Assets	Inputs	Inputs
Description	12/31/2009	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$47,289	$47,289	$—	$47,289	$—
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

Following is an analysis of significant off-balance sheet financial instruments at December 31, 2009 and 2008.

	December 31, 2009	December 31, 2008
	(In thousands)

Commitments to extend credit	$59,082	$56,426
Standby letters of credit	5,712	5,102

Total	$64,794	$61,528

Contractual Obligations
We have various contractual obligations that we must fund as part of our normal operations. The following table shows aggregate information about our contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2009, based upon rates in effect at December 31, 2009.
Payments Due by Period (in thousands)

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Time Deposits	$261,958	$181,869	$78,673	$951	$465
Long-Term Debt	28,447	957	11,915	15,575	—
Data Processing Obligations	1,317	1,129	188	—	—
Operating Lease Obligations	955	301	503	151	—
Service Contract Obligations	531	288	243	—	—

Total	$293,208	$184,544	$91,522	$16,677	$465

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information in response to this Item 7A is incorporated by reference from the previous sections of Item 7 of this report: “Liquidity and Interest Rate Sensitivity” and “Market Risk.”
Item 8. Financial Statements and Supplementary Data
The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There has been no occurrence requiring a response to this item.
Item 9A. Controls and Procedures
Not applicable.

Item 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this report and have concluded that the Company’s disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
This report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Certain information required by Part III of this Form 10-K is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Shareholders to be held on May 24, 2010 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the Securities and Exchange Commission.
Item 10. Directors, Executive Officers and Corporate Governance
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information responsive to this item is incorporated by reference from the sections entitled “Corporate Governance and Board Matters and “Transactions with Related Persons, Promoters and Certain Control Persons” contained in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information responsive to this item is incorporated by reference from the section entitled “Proposal No. 2: Ratification of Appointment of Cherry, Bekaert & Holland, L.L.P.” contained in the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)1. The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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

* 10.2	—	2004 Incentive Plan (incorporated herein by reference to Appendix A contained in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, filed with the Commission on May 5, 2005).

* 10.3	—
Form of Incentive Stock Option Agreement under the Company’s 2004 Incentive Plan (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, previously filed with the Commission).

* 10.4	—
Severance Protection Agreement between First Bank of Georgia and Remer Y. Brinson, III, dated September 4, 2000 (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Commission).

* 10.5	—
Severance Protection Agreement with Thomas J. Flournoy (incorporated herein by reference to the exhibit contained in the Company’s Form 8-K filing on June 26, 2009 previously filed with the Commission).

* 10.6	—
Compensation Arrangement with Remer Y. Brinson, III (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, previously filed with the Commission).

* 10.7	—	Compensation Arrangement with Thomas J. Flournoy (incorporated herein by reference to the exhibit contained in the Company’s Form 8-K filing on March 30, 2009 previously filed with the Commission).

* 10.8	—
First Bank of Georgia Annual Incentive Plan for Remer Y. Brinson, III (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Commission).

* 10.9	—	Directors Equity Incentive Plan effective October 26, 2009. (This plan replaces the Directors Stock Purchase Plan.)

14.1	—	Code of Ethics (incorporated herein by reference from Exhibit 99.2 contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, previously filed with the Commission).

Exhibit
Number		Description of Exhibit

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	—	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	—	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	—	Financial Statements.

* —	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.
Date: March 26, 2010	By:	/s/ Remer Y. Brinson, III Remer Y. Brinson, III
President and Chief Executive Officer
(principal executive officer)

Date: March 26, 2010	By:	/s/ Thomas J. Flournoy Thomas J. Flournoy
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS	DATE

/s/ Patrick G. Blanchard Patrick G. Blanchard	March 26, 2010

/s/ Remer Y. Brinson, III Remer Y. Brinson, III	March 26, 2010

/s/ Mac A. Bowman Mac A. Bowman	March 26, 2010

/s/ Philip G. Farr Philip G. Farr	March 26, 2010

/s/ Samuel A. Fowler, Jr. Samuel A. Fowler, Jr.	March 26, 2010

/s/ Arthur J. Gay, Jr. Arthur J. Gay, Jr.	March 26, 2010

/s/ John W. Lee John W. Lee	March 26, 2010

/s/ Robert N. Wilson, Jr.	March 26, 2010

Robert N. Wilson, Jr.

/s/ A. Montague Miller A. Montague Miller	March 26, 2010

/s/ George H. Inman George H. Inman	March 26, 2010

/s/ David W. Joesbury, Sr. David W. Joesbury, Sr.	March 26, 2010

/s/ James L. Lemley, M.D. James L. Lemley, M.D.	March 26, 2010

/s/ Julian W. Osbon Julian W. Osbon	March 26, 2010

/s/ Bennye M. Young Bennye M. Young	March 26, 2010