Form 10-Q
period 2010-03-31
Georgia-Carolina Bancshares, Inc
filed 2010-05-12
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2010
Common Stock, $.001 Par Value	3,510,238 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2010	2009

ASSETS
Cash and due from banks	$27,490	$13,055
Federal funds sold	—	3,175
Securities available-for-sale	56,284	44,461
Loans, net of allowance for loan losses of $5,245 and $5,072, respectively	334,536	331,777
Loans, held for sale	30,174	58,135
Bank premises and fixed assets	9,542	9,654
Accrued interest receivable	1,855	1,851
Foreclosed real estate, net of allowance	3,873	4,466
Deferred tax asset, net	1,206	1,018
Federal Home Loan Bank stock	2,828	2,828
Bank-owned life insurance	8,897	8,812
Other assets	3,696	4,781

Total assets	$480,381	$484,013

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$43,158	$41,787
Interest-bearing:
NOW accounts	38,495	36,395
Savings	52,003	51,424
Money market accounts	19,319	19,232
Time deposits of $100,000, and over	170,448	179,123
Other time deposits	80,347	77,279

Total deposits	403,770	405,240

Borrowings:
Federal Home Loan Bank borrowings	—	3,600
Repurchase agreements	3,896	3,697
Long-term debt	25,000	25,000
Other liabilities and borrowings	3,465	3,203

Total liabilities	436,131	440,740

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 3,506,255 and 3,499,477 shares issued and outstanding	4	4
Additional paid-in-capital	15,634	15,567
Retained earnings	28,193	27,355
Accumulated other comprehensive income	419	347

Total shareholders’ equity	44,250	43,273

Total liabilities and shareholders’ equity	$480,381	$484,013

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Interest income
Interest and fees on loans	$5,552	$5,105
Interest on taxable securities	395	568
Interest on nontaxable securities	97	105
Interest on Federal funds sold and other interest	7	2

Total interest income	6,051	5,780

Interest expense
Interest on time deposits of $100,000 or more	936	1,507
Interest on other deposits	722	868
Interest on funds purchased and other borrowings	223	272

Total interest expense	1,881	2,647

Net interest income	4,170	3,133

Provision for loan losses	1,086	627

Net interest income after provision for loan losses	3,084	2,506

Non-interest income
Service charges on deposits	343	335
Gain on sale of mortgage loans	2,419	1,895
Other income	267	402

Total non-interest income	3,029	2,632

Non-interest expense
Salaries and employee benefits	3,052	2,891
Occupancy expenses	378	382
Other expenses	1,655	1,378

Total non-interest expense	5,085	4,651

Income before income taxes	1,028	487

Income tax expense	190	92

Net income	$838	$395

Net income per share of common stock
Basic	$0.24	$0.11

Diluted	$0.24	$0.11

Dividends per share of common stock	$—	$—

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
Net income	$838	$395

Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	72	(69)

Comprehensive income	$910	$326

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$838	$395
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	165	173
Provision for loan losses	1,086	627
Stock option expense	22	20
Stock compensation	45	32
Increase in cash value of bank-owned life insurance	(85)	(83)
Gain on sales of foreclosed real estate	(45)	(163)
Net originations, proceeds and gain on loans held for sale	27,961	(12,006)
(Increase)/decrease in accrued interest receivable	(4)	77
Increase/(decrease) in accrued interest payable	(14)	137
Increase in deferred income tax asset, net	(229)	(68)
Net change in other assets and liabilities	1,336	(128)

Net cash provided by/(used in) operating activities	31,076	(10,987)

Cash flows from investing activities
Decrease in federal funds sold	3,175	—
Loan originations and collections, net	(4,148)	(4,123)
Purchases of available for sale securities	(19,252)	(5,518)
Proceeds from maturities, sales & calls of available-for-sale securities, net	7,541	11,453
Purchases of restricted securities	—	(1,553)
Proceeds from sales of restricted securities	—	1,062
Proceeds from sales of foreclosed real estate	941	1,268
Net additions to bank premises and fixed assets	(27)	(2)

Net cash provided by/(used in) investing activities	(11,770)	2,587

Cash flows from financing activities
Increase/(decrease) in deposits	(1,470)	18,100
Decrease in FHLB borrowings	(3,600)	(6,000)
Increase/(decrease) in repurchase agreements and other borrowings	199	(5,366)
Proceeds from stock options exercised	—	27

Net cash provided by/(used in) financing activities	(4,871)	6,761

Net increase/(decrease) in cash and due from banks	14,435	(1,639)
Cash and due from banks at beginning of period	13,055	9,954

Cash and due from banks at end of period	$27,490	$8,315

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
Note 1 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, First Bank of Georgia (the “Bank”). All intercompany transactions and accounts have been eliminated in consolidation.
The financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation,” to account for compensation costs under its stock option plans. The adoption of ASC 718 resulted in additional expense in the first three months of 2010 of $21,970 relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.
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

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31, 2010
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$838,000	3,504,855	$0.24
Effect of stock options outstanding		(9,123)	—

Diluted EPS
Income available to common stockholders	$838,000	3,495,732	$0.24

	For the Three Months Ended March 31, 2009
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Basic EPS
Income available to common stockholders	$395,000	3,464,251	$0.11
Effect of stock options outstanding		20,823	—

Diluted EPS
Income available to common stockholders	$395,000	3,485,074	$0.11

Note 4 — Fair Value Measurement
On January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. ASC 820-10 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. ASC 820-10 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under ASC 820-10, the Company bases fair values as defined above. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in ASC 820-10. This standard also requires fair value measurements to be separately disclosed by level within the fair value hierarchy.
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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at March 31, 2010.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets and valuations are based on observable market data in those markets. At March 31, 2010, Level 2 securities include U.S. Government agency obligations, state and municipal bonds, corporate debt securities, mortgage-backed securities, and FHLB stock. Other Level 2 assets include impaired loans and foreclosed assets.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has no Level 3 assets or liabilities at March 31, 2010.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. At March 31, 2010, the Company classified $56.3 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $30.2 million of loans held for sale at March 31, 2010.
Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once an individual loan is identified as impaired, management measures the impairment in accordance with ASC 310-10-35. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820-10, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans, classified as Level 2, totaled $26.9 million at March 31, 2010 and had specific loan loss allowances aggregating $1.1 million.
Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimate of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $3.9 million at March 31, 2010.
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at
March 31, 2010, Using,
	Total		(in thousands)
	Carrying		Quoted
	Amount in		Prices in
	the	Assets/	Active	Significant	Significant
	Consolidated	Liabilities	Markets for	Other	Other
	Balance	Measured at	Identical	Observable	Unobservable
	Sheet	Fair Value	Assets	Inputs	Inputs
Description	3/31/2010	3/31/2010	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities, including FHLB stock	$56,284	$56,284	$—	$56,284	$—
The estimated fair values of the Bank’s financial instruments, for those instruments for which management believes estimated fair value does not by nature approximate the instruments’ carrying amount, are as follows at March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Loans and loans held for sale	$364.7	$402.1	$395.0	$435.5

Time deposits	$250.8	$254.0	$256.4	$259.7

Note 5 — Impact of Other Recently Issued Accounting Standards
In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.” ASU 2009-05 clarifies that the fair value of a liability can be measured relative to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. ASU 2009-05 became effective October 1, 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
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
In April 2009, the FASB updated ASC 820-10, “Fair Value Measurements and Disclosures,” to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly and identifying circumstances that indicate a transaction is not orderly. The provisions of this update to ASC 820-10 were effective for the Company’s interim period ended June 30, 2009. The Company adopted this update during the second quarter of 2009 as required. The adoption of this update to ASC 820-10 did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In April 2009, the FASB updated ASC 320-10, “Investments-Debt and Equity Securities.” This update amends current other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This update does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of this update to ASC 320-10 were effective for the Company’s interim period ended June 30, 2009. The Company adopted this update during the second quarter of 2009 as required. The adoption of this update to ASC 320-10 did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In April 2009, the FASB updated ASC 825-10, “Financial Instruments,” to require disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This update to ASC 825-10 was effective for the Company’s interim period ended June 30, 2009 and amended only the disclosure requirements about fair value of financial instruments in interim periods. The Company adopted this update during the second quarter of 2009 as required (see Note 4). The adoption of this update to ASC 825-10 did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies, but not specifically addressed in this report, are not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

Note 6 — Commitments and Contingencies
The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in making loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At March 31, 2010, the Bank had outstanding loan commitments approximating $62.6 million.
Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $5.7 million as of March 31, 2010.
The Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Bank enters into best efforts forward sales commitments at the same time the commitments to originate are finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Bank’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $69.8 million each at March 31, 2010. The net unrealized gains/losses of the origination and sales commitments did not have a material effect on the consolidated financial statements of the Company at March 31, 2010.
The Bank has executed best efforts forward sales commitments related to retail mortgage loans, which are classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Bank’s market risk on these loans. The notional value of the forward sales commitments on retail mortgage loans at March 31, 2010 was approximately $39.2 million. The fair value of the sales commitments on retail mortgage loans resulted in no material gains or losses to the Bank at March 31, 2010.
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

The components of the allowance for loan losses represent an estimation made pursuant to either ASC 450-20, “Contingencies: Loss Contingencies,” or ASC 310-10-35, “Receivables: Subsequent Measurement.” The allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined, in part, by using the average of actual losses incurred over prior years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and non-performing loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category.
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
Results of Operations
Overview
The Company’s net income was $838,000 for the quarter ended March 31, 2010, compared to $395,000 for the first quarter of 2009, an increase of 112.2%. The increase in net income was primarily due to higher net interest income and gain on sale of mortgage loans, partially offset by higher non-interest expense and an increase in the loan loss provision. Basic and diluted earnings per share were $0.24 for the quarter ended March 31, 2010, compared to basic and diluted earnings per share of $0.11 for the quarter ended March 31, 2009.
The Company’s return on average assets was 0.71% (annualized) for the quarter ended March 31, 2010, compared to 0.34% (annualized) for the quarter ended March 31, 2009. The Company’s return on average equity for the quarter ended March 31, 2010 was 7.52% (annualized) compared to 3.94% (annualized) for the quarter ended March 31, 2009.
Interest Income
Interest income for the quarter ended March 31, 2010 was $6,051,000, an increase of $271,000 (4.7%) from $5,780,000 for the three months ended March 31, 2009. The increase in interest income primarily resulted from higher loan yields, partially offset by lower yields on securities. The overall yield on earning assets increased from 5.29% to 5.50% from the first quarter of 2009 to the first quarter of 2010. Interest income and fees on loans for the three months ended March 31, 2010 were $5,552,000, an increase of $447,000 (8.8%) from $5,105,000 for the three months ended March 31, 2009. Interest on taxable securities declined $173,000 (30.5%) to $395,000 for the three months ended March 31, 2010 from $568,000 for the three months ended March 31, 2009.
Interest Expense
Interest expense for the three months ended March 31, 2010 was $1,881,000, a decrease of $766,000 (28.9%) from $2,647,000 for the three months ended March 31, 2009. The decrease in interest expense primarily resulted from a continued drop in the interest rates paid on these deposits, though interest-bearing deposits remained flat from March 2009 to March 2010. The Company’s cost of funds has declined from 2.39% for the first quarter of 2009 to 1.69% for the first quarter of 2010.

Net Interest Income
Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).
Net interest income was $4,170,000 for the quarter ended March 31, 2010, an increase of $1,037,000 (33.1%) over net interest income of $3,133,000 for the quarter ended March 31, 2009. The increase in net interest income was primarily the result of the lower cost of interest-bearing deposits and higher yields on loans, partially offset by a small decline in yield on securities. Interest-earning assets were $443,317,000 at March 31, 2010 compared to $445,448,000 at December 31, 2009 and $434,365,000 at March 31, 2009, decreases of $2,131,000 (0.5%) and $8,952,000 (2.1%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $364,710,000 at March 31, 2010 compared to $389,912,000 at December 31, 2009 and $375,357,000 at March 31, 2009, decreases of $25,202,000 (6.5%) and $10,647,000 (2.8%), respectively. The decline in loans was predominantly due to declines in mortgage loans held for sale. Due to softening loan demand since December 31, 2009, the Company experienced a significant decrease in mortgage loans held for sale in the first quarter of 2010. Mortgage loans held for sale totaled $30,174,000, $58,135,000 and $40,408,000 at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. Despite the decrease in yields on securities, investments in securities were $56,284,000 at March 31, 2010, $44,461,000 at December 31, 2009 and $51,551,000 at March 31, 2009, increases of $11,823,000 (26.6%) and $4,733,000 (9.2%), respectively. Interest-bearing deposits were $360,612,000 at March 31, 2010, $363,453,000 at December 31, 2009 and $359,025,000 at March 31, 2009, a decrease of $2,841,000 (0.8%) and an increase of $1,587,000 (0.4%), respectively.
Provision for Loan Losses
The provision for loan losses was $1,086,000 for the three months ended March 31, 2010 compared to $627,000 for the three months ended March 31, 2009, an increase of $459,000 (73.2%). This increase is the result of management’s detailed review of the Bank’s loan portfolio and adequacy of the allowance for loan losses, level of the Bank’s non-performing assets, charge offs and loan delinquencies, and the overall weakness in the economy. As shown in the Asset Quality section below, non-accrual loans have increased $392,000 during the first quarter of 2010, and have decreased $1,281,000 since March 31, 2009. The most significant portion of the Bank’s non-accrual loans originated in the Savannah, Georgia market. Consequently, the ratio of the allowance for loan losses to total loans, excluding loans held for sale, increased to 1.54% at March 31, 2010 from 1.51% at December 31, 2009. Net charge-offs increased to $912,000 for the first quarter of 2010 compared to $145,000 during the first quarter of 2009, resulting in charge-off ratios of 1.08% and 0.17%, respectively. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Non-interest Income
Non-interest income for the three months ended March 31, 2010 was $3,029,000, an increase of $397,000 (15.1%) from $2,632,000 for the three months ended March 31, 2009. Service charges on deposit accounts were $343,000 for the three months ended March 31, 2010, an increase of $8,000 (2.4%) from $335,000 for the three months ended March 31, 2009. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,419,000 for the three months ended March 31, 2010, an increase of $524,000 (27.7%) from $1,895,000 for the three months ended March 31, 2009. Loans sold in the secondary market for the first quarter of 2010 were $144,081,000 compared to $131,851,000 for the first quarter of 2009. Substantially all loans originated by the division are sold in the secondary market with servicing rights released. Other income was $267,000 for the three months ended March 31, 2010, a decrease of $135,000 (33.6%) from $402,000 for the three months ended March 31, 2009. During the first quarter of 2009, other income included the $198,000 gain on sale of 20 lots in Augusta, Georgia that had become other real estate owned by the Bank during the fourth quarter of 2008.
Non-interest Expense
Non-interest expense for the three months ended March 31, 2010 was $5,085,000, an increase of $434,000 (9.3%) from $4,651,000 for the three months ended March 31, 2009. Salary and employee benefit costs were $3,052,000 for the three months ended March 31, 2010, an increase of $161,000 (5.6%) from $2,891,000 for the three months ended March 31, 2009. The increase in salary and employee benefit costs was primarily due to higher salaries partially offset by lower incentives. Other non-interest expense for the three months ended March 31, 2010 increased by $277,000 (20.1%) to $1,655,000 from $1,378,000 for the three months ended March 31, 2009. The increase in other non-interest expense was primarily due to increases in other real estate expense, data processing expense, loan-related expense, and FDIC insurance expense. Other real estate expense was $188,000 for the three months ended March 31, 2010 compared to $57,000 for the three months ended March 31, 2009, an increase of $131,000 (229.8%). Data processing expense increased $53,000 (23.1%) from $229,000 for the three months ended March 31, 2009 to $282,000 for the three months ended March 31, 2010. Loan-related expense was $109,000 for the three months ended March 31, 2010, an increase of $31,000 (39.7%) from $78,000 for the three months ended March 31, 2009. FDIC insurance expense was $171,000 for the three months ended March 31, 2010 compared to $145,000 for the three months ended March 31, 2009, an increase of $26,000 (17.9%).
Income Taxes
The Company recorded income tax expense of $190,000 for the three months ended March 31, 2010, resulting from net income before taxes of $1,028,000 for the quarter. The income tax provision for the three months ended March 31, 2010 reflects a provision reduction of $120,000 related to the Company’s amended tax returns filed for 2006, 2007 and 2008.
Financial Condition
Overview
Total consolidated assets at March 31, 2010 were $480,381,000, a decrease of $3,632,000 (0.8%) from December 31, 2009 total consolidated assets of $484,013,000. This decrease is primarily due to a decline in the volume of loans held for sale, partially offset by increases in cash due from banks and investments. At March 31, 2010, gross loans, including loans held for sale, represented 81.8% of interest-earning assets compared to 87.0% at December 31, 2009. Gross loans were $369,955,000 at March 31, 2010, a decrease of $25,029,000 (6.3%) from $394,984,000 at December 31, 2009. Investments in securities at March 31, 2010 were $56,284,000, an increase of $11,823,000 (26.6%) from $44,461,000 at December 31, 2009. Cash and due from banks totaled $27,490,000 at March 31, 2010 and $13,055,000 at December 31, 2009, an increase of $14,435,000 (110.6%). Cash and due from banks at March 31, 2010 did include $14,250,000 of interest-bearing balances with the Federal Reserve Bank, at a minimal interest rate, that were included in interest-earning assets. Interest-bearing deposits at March 31, 2010 were $360,612,000, a decrease of $2,841,000 (0.8%) from the December 31, 2009 balance of $363,453,000. The decline is the result of a decrease in brokered deposits which matured during the first quarter of 2010. The Bank’s lines of credit balances with the Federal Home Loan Bank totaled $25,000,000 at March 31, 2010, as compared to $28,600,000 at December 31, 2009, a decrease of $3,600,000 (12.6%). The Bank had no Federal funds sold or purchased at March 31, 2010, as compared to $3,175,000 in Federal funds sold at December 31, 2009. The Bank’s retail repurchase agreements totaled $3,896,000 at March 31, 2010, an increase of $199,000 (5.4%) from the December 31, 2009 balance of $3,697,000. The Company has a $1,000,000 line of credit with another correspondent bank but did not draw any funds on the line during the first quarter of 2010.

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
Non-performing assets were $10,456,000 at March 31, 2010, compared to $10,656,000 at December 31, 2009 and $14,531,000 at March 31, 2009. The composition of non-performing assets for each date is shown in the table below.

	March 31,	December 31,	March 31,
	2010	2009	2009

Non-accrual loans	$6,582,000	$6,190,000	$7,863,000
OREO, net of valuation allowance	3,874,000	4,466,000	6,668,000

Total non-performing assets	$10,456,000	$10,656,000	$14,531,000

The Bank’s non-accrual loans decreased $392,000 (6.3%) during the first three months of 2010 while the Bank’s other real estate owned (OREO) also declined $592,000 (13.3%) over that same time period. Since March 31, 2009, non-accrual loans have decreased $1,281,000 (16.3%) and OREO has also declined $2,794,000 (41.9%). The ratio of non-performing assets to total loans and OREO, excluding loans held for sale, was 3.04% at March 31, 2010, 3.12% at December 31, 2009, and 4.24% at March 31, 2009. The reduction and disposition of non-performing assets is a management priority.
During the third quarter of 2009, the Bank classified two existing loans as “troubled debt restructurings” as defined in ASC 310-40. The Bank classified one additional loan as a “troubled debt restructuring” during the first quarter of 2010. The loans remain in accrual status and totaled $4,099,000 at March 31, 2010 compared to $4,188,000 at December 31, 2009.
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended March 31, 2010, management determined that the allowance for loan losses should be increased through a provision for loan losses of $1,086,000, compared to a loan loss provision of $627,000 for the quarter ended March 31, 2009. Net charge-offs during the quarter ended March 31, 2010 were $912,000 or 1.08% of loans annualized, compared to $145,000 or 0.17% of loans annualized for the quarter ended March 31, 2009. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Management evaluates investment securities for other-than-temporary impairment on a periodic basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuers, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2010, the gross unrealized losses are primarily the result of changes in market interest rates and not related to the credit quality of the underlying issuer. All of the securities are U.S. agency debt securities, mortgage-backed securities, municipal securities and corporate securities. As the Bank has the ability to hold the securities for the foreseeable future, no declines are deemed to be other than temporary.
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
The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at March 31, 2010 was 22.6%, compared to 23.4% at December 31, 2009.
Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 8.0% for total risk-based capital, 4.0% for “Tier 1” risk-based capital, and 4.0% for the “Tier 1” leverage ratio. At March 31, 2010, the Bank’s total risk-based capital ratio was 12.25% and the Tier 1 risk-based capital ratio was 11.00%, compared to 11.69% and 10.45% at December 31, 2009, respectively. At March 31, 2010, the Bank’s Tier 1 leverage ratio was 9.19% compared to 8.91% at December 31, 2009.
In September 2009, the Bank became subject to revised regulations from the State of Georgia Department of Banking and Finance regarding its total aggregate lending limit to a single customer and that customer’s related entities. The new regulation revised the definition of how a single customer is defined. As a result, the Board of Directors approved an increase in the Bank’s statutory capital base in October 2009 by appropriating a portion of retained earnings. At March 31, 2010 and December 31, 2009, the Bank’s statutory capital base totaled $40.0 million and consisted of $3.2 million in capital stock, $16.3 million of surplus and $20.5 million in appropriated retained earnings, allowing for a $10.0 million lending limit (25%).
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
On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and Federal Reserve, announced the Public-Private Investment Program (the “PPIP”). Targeting illiquid real estate loans held on the books of financial institutions, referred to as legacy loans, and securities backed by loan portfolios, referred to as legacy securities, the PPIP is designed to open lending channels by facilitating a market for distressed assets. The PPIP has been structured to combine $75 to $100 billion in capital from TARP with capital from the private sector to generate $500 billion in purchasing power that will be used to buy legacy loans and legacy securities. The Bank has not participated in the PPIP as of March 31, 2010.

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
The following is an analysis of significant off-balance sheet financial instruments at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(in thousands)
Commitments to extend credit	$62,576	$59,082
Standby letters of credit	5,702	5,712

Total off-balance sheet financial instruments	$68,278	$64,794

Supplemental Consolidated Cash Flow Information
The Bank had the following significant non-cash transactions through the three months ended March 31, 2010 and March 31, 2009.

	March 31,	March 31,
	2010	2009
	(in thousands)
Real estate acquired by foreclosure	$303	$556
Unrealized gain/(loss) on securities	112	(108)

	$415	$448

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
The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors detailed from time to time in the Company’s periodic filings with the Commission, including Item 1A. “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These risks are exacerbated by the continuing severe economic recession in the United States and globally, and we are unable to predict with certainty what effects these economic conditions will have on our future operating results and financial condition. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2010 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Controls and Procedures.
Not applicable.
Item 4T. Controls and Procedures.
Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2010 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

GEORGIA-CAROLINA BANCSHARES, INC.
May 12, 2010	By:	/s/ Remer Y. Brinson, III
Remer Y. Brinson, III
President and Chief Executive Officer (principal executive officer)

May 12, 2010	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.