Form 10-Q
period 2010-06-30
Georgia-Carolina Bancshares, Inc
filed 2010-08-13
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010

Common Stock, $.001 Par Value	3,527,684 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$12,473	$10,970
Interest-bearing deposits with banks	22,142	2,085
Federal funds sold	—	3,175
Securities available-for-sale	49,003	44,461
Loans, net of allowance for loan losses of $6,123 and $5,072, respectively	321,876	331,777
Loans, held for sale	52,474	58,135
Bank premises and fixed assets	9,455	9,654
Accrued interest receivable	1,738	1,851
Foreclosed real estate, net of allowance	3,530	4,466
Deferred tax asset, net	1,063	1,018
Federal Home Loan Bank stock	2,828	2,828
Bank-owned life insurance	8,982	8,812
Other assets	5,166	4,781

Total assets	$490,730	$484,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$43,530	$41,787
Interest-bearing:
NOW accounts	40,340	36,395
Savings	53,132	51,424
Money market accounts	24,964	19,232
Time deposits of $100,000, and over	178,247	179,123
Other time deposits	75,045	77,279

Total deposits	415,258	405,240

Borrowings:
Federal Home Loan Bank borrowings	—	3,600
Repurchase agreements	4,513	3,697
Long-term debt	25,000	25,000
Other liabilities and borrowings	3,278	3,203

Total liabilities	448,049	440,740

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 3,517,700 and 3,499,477 shares issued and outstanding	4	4
Additional paid-in-capital	15,684	15,567
Retained earnings	26,287	27,355
Accumulated other comprehensive income	706	347

Total shareholders’ equity	42,681	43,273

Total liabilities and shareholders’ equity	$490,730	$484,013

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest income
Interest and fees on loans	$5,721	$5,551	$11,273	$10,656
Interest on taxable securities	436	499	831	1,067
Interest on nontaxable securities	93	103	190	208
Interest on Federal funds sold	7	1	14	3

Total interest income	6,257	6,154	12,308	11,934

Interest expense
Interest on time deposits of $100,000 or more	926	1,488	1,862	2,995
Interest on other deposits	681	852	1,403	1,720
Interest on funds purchased and other borrowings	226	244	449	516

Total interest expense	1,833	2,584	3,714	5,231

Net interest income	4,424	3,570	8,594	6,703
Provision for loan losses	4,706	613	5,792	1,240

Net interest income/(loss) after provision for loan losses	(282)	2,957	2,802	5,463

Non-interest income
Service charges on deposits	363	363	706	698
Gain on sale of mortgage loans	2,436	2,749	4,855	4,644
Other income/loss	255	615	522	1,017

Total non-interest income	3,054	3,727	6,083	6,359

Non-interest expense
Salaries and employee benefits	3,325	3,249	6,377	6,140
Occupancy expenses	440	401	818	819
Other expenses	1,911	1,786	3,566	3,128

Total non-interest expense	5,676	5,436	10,761	10,087

Income/(loss) before income taxes	(2,904)	1,248	(1,876)	1,735

Income tax provision	(998)	349	(808)	441

Net income/(loss)	$(1,906)	$899	$(1,068)	$1,294

Net income/(loss) per share of common stock
Basic	$(0.54)	$0.26	$(0.30)	$0.37

Diluted	$(0.54)	$0.26	$(0.30)	$0.37

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net income/(loss)	$(1,906)	$899	$(1,068)	$1,294

Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income,net of tax	287	49	359	(20)

Comprehensive income/(loss)	$(1,619)	$948	$(709)	$1,274

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities
Net income/(loss)	$(1,068)	$1,294
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	330	342
Provision for loan losses	5,792	1,240
Stock option expense	42	39
Stock compensation	75	79
Increase in cash value of bank-owned life insurance	(170)	(170)
(Gain)/loss on sales of foreclosed real estate	7	(467)
Net originations, proceeds and gain on loans held for sale	5,661	(29,917)
Decrease in accrued interest receivable	113	173
Increase in accrued interest payable	139	429
Increase in deferred income tax asset, net	(247)	(205)
Net change in other assets and liabilities	(500)	1,255

Net cash provided by/(used in) operating activities	10,174	(25,908)

Cash flows from investing activities
(Increase)/decrease in federal funds sold	3,175	(1,475)
Loan originations and collections, net	3,048	(3,473)
Purchases of available for sale securities	(19,252)	(10,655)
Proceeds from maturities, sales & calls of available-for-sale securities, net	15,269	19,912
Purchases of restricted securities	—	(1,995)
Proceeds from sales of restricted securities	—	1,368
Proceeds from sales of foreclosed real estate	1,990	3,480
Net additions to bank premises and fixed assets	(78)	(77)

Net cash provided by investing activities	4,152	7,085

Cash flows from financing activities
Increase in deposits	10,018	20,874
Increase/(decrease) in FHLB borrowings	(3,600)	8,098
Increase/(decrease) in repurchase agreements and other borrowings	816	(4,172)
Proceeds from stock options exercised	—	52

Net cash provided by financing activities	7,234	24,852

Net increase in cash and total on deposit with banks	21,560	6,029
Cash and total on deposit with banks at beginning of period	13,055	9,954

Cash and total on deposit with banks at end of period	$34,615	$15,983

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
Note 1 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”), its wholly owned subsidiary, First Bank of Georgia (the “Bank”), and the wholly owned subsidiary of the Bank, Willhaven Holdings, LLC. All intercompany transactions and accounts have been eliminated in consolidations of the Company and the Bank.
The financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-Based Compensation
The Company follows the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation,” to account for compensation costs under its stock option plans. The provisions of ASC 718 result in expense in the first six months of 2010 of $42,419 relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.
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

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30, 2010
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income/(loss) available to common stockholders	$(1,906,000)	3,513,928	$(0.54)
Effect of stock options outstanding		—	—

Diluted EPS

Income/(loss) available to common stockholders	$(1,906,000)	3,513,928	$(0.54)

	For the Three Months Ended June 30, 2009
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$899,000	3,481,345	$0.26
Effect of stock options outstanding		12,785	—

Diluted EPS

Income available to common stockholders	$899,000	3,494,130	$0.26

	For the Six Months Ended June 30, 2010
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income/(loss) available to common stockholders	$(1,068,000)	3,509,417	$(0.30)
Effect of stock options outstanding		—	—

Diluted EPS

Income/(loss) available to common stockholders	$(1,068,000)	3,509,417	$(0.30)

	For the Six Months Ended June 30, 2009
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$1,294,000	3,472,845	$0.37
Effect of stock options outstanding		17,185	—

Diluted EPS

Income available to common stockholders	$1,294,000	3,490,030	$0.37

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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at June 30, 2010.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets and valuations are based on observable market data in those markets. At June 30, 2010, Level 2 securities include U.S. Government agency obligations, state and municipal bonds, mortgage-backed securities, and Federal Home Loan Bank (FHLB) stock. Other Level 2 assets include impaired loans and foreclosed assets.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has no Level 3 assets or liabilities at June 30, 2010.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. At June 30, 2010, the Company classified $49.0 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $52.5 million of loans held for sale at June 30, 2010.
Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once an individual loan is identified as impaired, management measures the impairment in accordance with ASC 310-10-35. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820-10, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans, classified as Level 2, totaled $15.8 million at June 30, 2010 and had specific loan loss allowances aggregating $0.3 million. The Company had no impaired loans classified as Level 3 at June 30, 2010.
Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimate of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $3.5 million at June 30, 2010.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at
June 30, 2010, Using,
	Total		(in thousands)
	Carrying		Quoted
	Amount in		Prices in
	the	Assets/	Active	Significant	Significant
	Consolidated	Liabilities	Markets for	Other	Other
	Balance	Measured at	Identical	Observable	Unobservable
	Sheet	Fair Value	Assets	Inputs	Inputs
Description	6/30/2010	6/30/2010	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities, including FHLB stock	$49,003	$49,003	$—	$49,003	$—
The estimated fair values of the Bank’s financial instruments, for those instruments for which management believes estimated fair value does not by nature approximate the instruments’ carrying amount, are as follows at June 30, 2010 and December 31, 2009 (in millions):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Loans and loans held for sale	$380.5	$420.2	$395.0	$435.5

Time deposits	$253.3	$256.0	$256.4	$259.7
Note 5 — Impact of Other Recently Issued Accounting Standards
In July 2010, FASB issued new guidance under ASC 310 related to “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This update amends ASC 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of the new accounting disclosures under ASC 310 are not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.
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
Several other new accounting standards became effective during the periods presented or will be effective subsequent to June 30, 2010. None of these new standards had, or is expected to have, a material impact on the Company’s financial condition, results of operations, or liquidity.
Note 6 — Commitments and Contingencies
The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in making loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At June 30, 2010, the Bank had outstanding loan commitments approximating $50.7 million.
Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $5.6 million as of June 30, 2010.
The Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Bank enters into best efforts forward sales commitments at the same time the commitments to originate are finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Bank’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $66.6 million each at June 30, 2010. The net unrealized gains/losses of the origination and sales commitments did not have a material effect on the consolidated financial statements of the Company at June 30, 2010.
The Bank has executed best efforts forward sales commitments related to retail mortgage loans, which are classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Bank’s market risk on these loans. The notional value of the forward sales commitments on retail mortgage loans at June 30, 2010 was approximately $61.0 million. The fair value of the sales commitments on retail mortgage loans resulted in no material gains or losses to the Bank at June 30, 2010.
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
Results of Operations
Overview
The Company incurred a net loss of ($1,906,000) for the quarter ended June 30, 2010, compared to net income of $899,000 for the second quarter of 2009, a decrease of $2,805,000. The Company incurred a net loss of ($1,068,000) for the six months ended June 30, 2010, compared to net income of $1,294,000 for the six months ended June 30, 2009, a decrease of $2,362,000. The decrease in net income was primarily due to a significant increase in the provision for loan losses, lower non-interest income, and higher non-interest expense, partially offset by an increase in net interest income. Basic earnings per share were ($0.54) for the quarter ended June 30, 2010, compared to basic earnings per share of $0.26 for the quarter ended June 30, 2009. Diluted earnings per share were ($0.54) for the quarter ended June 30, 2010, compared to diluted earnings per share of $0.26 for the quarter ended June 30, 2009. Basic earnings per share were ($0.30) for the six months ended June 30, 2010, compared to $0.37 for the six months ended June 30, 2009. Diluted earnings per share were ($0.30) for the six months ended June 30, 2010, compared to $0.37 for the six months ended June 30, 2009.
The Company’s annualized return on average assets was (1.58%) for the quarter ended June 30, 2010, compared to 0.75% for the quarter ended June 30, 2009. The Company’s annualized return on average equity for the quarter ended June 30, 2010 was (16.80%) compared to 8.76% for the quarter ended June 30, 2009. The Company’s annualized return on average assets was (0.45%) for the six months ended June 30, 2010, compared to 0.55% for the six months ended June 30, 2009. The Company’s annualized return on average equity for the six months ended June 30, 2010 was (4.75%) compared to 6.37% for the six months ended June 30, 2009.

Interest Income
Interest income for the three months ended June 30, 2010 was $6,257,000, an increase of $103,000 (1.7%) from $6,154,000 for the three months ended June 30, 2009. Interest income for the six months ended June 30, 2010 was $12,308,000, an increase of $374,000 (3.1%) from $11,934,000 for the six months ended June 30, 2009. The increase in interest income primarily resulted from higher loan yields, partially offset by lower yields on securities and a decrease in average gross loans. Average loan yields were 6.01% for the three months ended June 30, 2010, compared to 5.72% for the three months ended June 30, 2009. Average loan yields were 6.01% for the six months ended June 30, 2010, compared to 5.61% for the six months ended June 30, 2009. Average gross loans for the quarter ended June 30, 2010 were $382,044,000, compared to $389,379,000 for the quarter ended June 30, 2009, a decrease of $7,335,000 (1.9%). Average gross loans for the six months ended June 30, 2010 were $378,560,000, compared to $383,153,000 for the six months ended June 30, 2009, a decrease of $4,593,000 (1.2%). Interest income and fees on loans for the three months ended June 30, 2010 were $5,721,000, an increase of $170,000 (3.1%) from $5,551,000 for the three months ended June 30, 2009. Interest income and fees on loans for the six months ended June 30, 2010 were $11,273,000, an increase of $617,000 (5.8%) from $10,656,000 for the six months ended June 30, 2009. Average yields on securities were 3.74% for the three months ended June 30, 2010, compared to 4.55% for the three months ended June 30, 2009. Average yields on securities were 3.87% for the six months ended June 30, 2010, compared to 4.63% for the six months ended June 30, 2009. Interest on taxable securities declined $63,000 (12.6%) to $436,000 for the three months ended June 30, 2010 from $499,000 for the three months ended June 30, 2009. Interest on taxable securities declined $236,000 (22.1%) to $831,000 for the six months ended June 30, 2010 from $1,067,000 for the six months ended June 30, 2009.
Interest Expense
Interest expense for the three months ended June 30, 2010 was $1,833,000, a decrease of $751,000 (29.1%) from $2,584,000 for the three months ended June 30, 2009. Interest expense for the six months ended June 30, 2010 was $3,714,000, a decrease of $1,517,000 (29.0%) from $5,231,000 for the six months ended June 30, 2009. The decrease in interest expense primarily resulted from a continued drop in the interest rates paid on total deposits, despite an increase in interest-bearing deposits from $362,652,000 at June 30, 2009 to $371,728,000 at June 30, 2010. This increase in interest-bearing deposits was in lower cost of funds NOW, money market, and savings accounts; interest-bearing deposits in CD accounts actually declined during the same time period. The Company’s cost of funds has declined from 2.29% for the second quarter of 2009 to 1.60% for the second quarter of 2010. The Company’s cost of funds has declined from 2.34% for the first six months of 2009 to 1.63% for the first six months of 2010.
Net Interest Income
Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).
Net interest income was $4,424,000 for the quarter ended June 30, 2010, an increase of $854,000 (23.9%) over net interest income of $3,570,000 for the quarter ended June 30, 2009. Net interest income was $8,594,000 for the six months ended June 30, 2010, an increase of $1,891,000 (28.2%) over net interest income of $6,703,000 for the six months ended June 30, 2009. The increase in net interest income for the quarter and year to date was primarily the result of the lower cost of interest-bearing deposits and higher yields on loans, partially offset by a decline in yield on securities and lower average total loans as previously mentioned. Total interest-earning assets were $454,446,000 at June 30, 2010 compared to $447,533,000 at December 31, 2009 and $447,578,000 at June 30, 2009, increases of 6,913,000 (1.5%) and $6,868,000 (1.5%), respectively.

Provision for Loan Losses
The provision for loan losses was $4,706,000 for the three months ended June 30, 2010 compared to $613,000 for the three months ended June 30, 2009, an increase of $4,093,000. This increase is the result of management’s detailed review of the Bank’s loan portfolio and adequacy of the allowance for loan losses, level of the Bank’s non-performing assets, charge-offs and loan delinquencies, and the overall weakness in the economy. As shown in the Asset Quality section below, the Company has significantly reduced its non-performing assets during the first six months of 2010 and since June 30, 2009. Non-accrual loans decreased $1,983,000 during the first six months of 2010, and have decreased $3,703,000 since June 30, 2009. Other real estate owned decreased $936,000 during the first six months of 2010, and has decreased $3,406,000 since June 30, 2009. As a result of the increase in the provision for loan losses, the ratio of the allowance for loan losses to total loans, excluding loans held for sale, increased to 1.87% at June 30, 2010 from 1.51% at December 31, 2009 and 1.53% at June 30, 2009. Net charge-offs increased to $3,829,000 for the second quarter of 2010 compared to $236,000 during the second quarter of 2009, resulting in annualized charge-off ratios of 4.51% and 0.28%, respectively. Net charge-offs increased to $4,741,000 for the first six months of 2010 compared to $381,000 during the first six months of 2009, resulting in annualized charge-off ratios of 2.80% and 0.23%, respectively. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Non-interest Income
Non-interest income for the three months ended June 30, 2010 was $3,054,000, a decrease of $673,000 (18.1%) from $3,727,000 for the three months ended June 30, 2009. Service charges on deposit accounts were $363,000 for the three months ended June 30, 2010, remaining flat compared to the three months ended June 30, 2009. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,436,000 for the three months ended June 30, 2010, a decrease of $313,000 (11.4%) from $2,749,000 for the three months ended June 30, 2009. Loans sold in the secondary market for the second quarter of 2010 were $125,594,000 at an average yield of 1.94% compared to $170,657,000 at an average yield of 1.61% for the second quarter of 2009. Substantially all loans originated by the division are sold in the secondary market with servicing rights released. Other income was $255,000 for the three months ended June 30, 2010, a decrease of $360,000 (58.5%) from $615,000 for the three months ended June 30, 2009. During the second quarter of 2009, other income included the $328,000 gain on sale of 35 lots in Augusta, Georgia that had become other real estate owned (“OREO”) by the Bank during the fourth quarter of 2008.
Non-interest income for the six months ended June 30, 2010 was $6,083,000, a decrease of $276,000 (4.3%) from $6,359,000 for the six months ended June 30, 2009. Service charges on deposit accounts were $706,000 for the six months ended June 30, 2010, an increase of 1.1% as compared to the six months ended June 30, 2009. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $4,855,000 for the six months ended June 30, 2010, an increase of $211,000 (4.5%) from $4,644,000 for the six months ended June 30, 2009. The year to date increase in gain on sale of mortgage loans over 2009 resulted primarily from an increase in both volume and yield in the first quarter of 2010 compared to the first quarter of 2009. Loans sold in the secondary market for the first six months of 2010 were $269,675,000 at an average yield of 1.80% compared to $302,508,000 at an average yield of 1.54% for the first six months of 2009. Other income was $522,000 for the six months ended June 30, 2010, a decrease of $495,000 (48.7%) from $1,017,000 for the six months ended June 30, 2009. During the first six months of 2009, other income included the $526,000 gain on sale of 55 lots in Augusta, Georgia that had become OREO owned by the Bank during the fourth quarter of 2008.

Non-interest Expense
Non-interest expense for the three months ended June 30, 2010 was $5,676,000, an increase of $240,000 (4.4%) from $5,436,000 for the three months ended June 30, 2009. Salary and employee benefit costs were $3,325,000 for the three months ended June 30, 2010, an increase of $76,000 (2.3%) from $3,249,000 for the three months ended June 30, 2009. The increase in salary and employee benefit costs was primarily due to higher salaries and group insurance costs, partially offset by lower incentive expense. Occupancy and other non-interest expense for the three months ended June 30, 2010 increased by $164,000 (7.5%) to $2,351,000 from $2,187,000 for the three months ended June 30, 2009. The increase in occupancy and other non-interest expense was primarily due to increases in OREO expense and legal expense, partially offset by lower loan-related expense, advertising expense, director fee expense, and FDIC insurance expense. Most notable were the increase in OREO expense of $435,000 and the decrease in FDIC insurance expense of $187,000 for the three months ended June 30, 2010. OREO valuation adjustments during the second quarter of 2010 and the special FDIC assessment during the second quarter of 2009 accounted for these variances. For the three months ended June 30, 2010, legal expense was $28,000 higher, loan-related expense was $18,000 lower, advertising expense was $22,000 lower, and director fee expense was $35,000 lower, compared to the three months ended June 30, 2009.
Non-interest expense for the six months ended June 30, 2010 was $10,761,000, an increase of $674,000 (6.7%) from $10,087,000 for the six months ended June 30, 2009. Salary and employee benefit costs were $6,377,000 for the six months ended June 30, 2010, an increase of $237,000 (3.9%) from $6,140,000 for the six months ended June 30, 2009. The increase in salary and employee benefit costs was primarily due to higher salaries, payroll taxes, and group insurance costs, partially offset by lower incentive expense. Occupancy and other non-interest expense for the six months ended June 30, 2010 increased by $437,000 (11.1%) to $4,384,000 from $3,947,000 for the six months ended June 30, 2009. The increase in occupancy and other non-interest expense was primarily due to increases in OREO expense, data processing expense, and legal expense, partially offset by lower advertising expense, outside service expense, director fee expense, and FDIC insurance expense. Most notable were the increase in OREO expense of $539,000 and the decrease in FDIC insurance expense of $160,000 for the six months ended June 30, 2010. OREO valuation adjustments during the first six months of 2010 and the special FDIC assessment during the second quarter of 2009 accounted for these variances. For the six months ended June 30, 2010, data processing expense was $70,000 higher, legal expense was $46,000 higher, advertising expense was $26,000 lower, outside service expense was $35,000 lower, and director fee expense was $40,000 lower, compared to the six months ended June 20, 2009.
Income Taxes
The Company recorded a credit to income tax provision of ($998,000) for the three months ended June 30, 2010, resulting from loss before taxes of ($2,904,000) for the quarter. The credit to income tax provision for the six months ended June 30, 2010 was ($808,000), resulting from loss before taxes of ($1,876,000) for the first half of 2010.
Financial Condition
Overview
Total consolidated assets at June 30, 2010 were $490,730,000, an increase of $6,717,000 (1.4%) from December 31, 2009 total consolidated assets of $484,013,000. This increase is primarily due to an increase in cash and total deposits with banks and investment securities, partially offset by decreases in gross loans and other real estate owned. At June 30, 2010, cash and total deposits with banks totaled $34,615,000, including $22,142,000 of interest-bearing balances, compared to $13,055,000 at December 31, 2009, of which $2,085,000 was interest-bearing, an increase of $21,560,000 (165.1%). At June 30, 2010, gross loans, including loans held for sale, represented 83.7% of interest-earning assets compared to 88.3% at December 31, 2009. Gross loans, including loans held for sale, were $380,473,000 at June 30, 2010, a decrease of $14,511,000 (3.7%) from $394,984,000 at December 31, 2009. Investments in securities at June 30, 2010 were $49,003,000, an increase of $4,542,000 (10.2%) from $44,461,000 at December 31, 2009. Interest-bearing deposits at June 30, 2010 were $371,728,000, an increase of $8,275,000 (2.3%) from the December 31, 2009 balance of $363,453,000. The increase is the result of increased NOW, money market, and savings deposits, partially offset by a decrease in CDs and brokered deposits. The Bank’s lines of credit balances with the Federal Home Loan Bank totaled $25,000,000 at June 30, 2010, as compared to $28,600,000 at December 31, 2009, a decrease of $3,600,000 (12.6%). The Bank had no Federal funds sold or purchased at June 30, 2010, as compared to $3,175,000 in Federal funds sold at December 31, 2009. The Bank’s retail repurchase agreements totaled $4,513,000 at June 30, 2010, an increase of $816,000 (22.1%) from the December 31, 2009 balance of $3,697,000. The Company has a $1,000,000 line of credit with another correspondent bank but did not draw any funds on the line during the first six months of 2010.

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
Non-performing assets were $7,737,000 at June 30, 2010, compared to $10,656,000 at December 31, 2009 and $14,847,000 at June 30, 2009. The composition of non-performing assets for each date is shown in the table below.

	June 30,	December 31,	June 30,
	2010	2009	2009

Non-accrual loans	$4,207,000	$6,190,000	$7,911,000
OREO, net of valuation allowance	3,530,000	4,466,000	6,936,000

Total non-performing assets	$7,737,000	$10,656,000	$14,847,000

The Bank’s non-accrual loans decreased $1,983,000 (32.0%) during the first six months of 2010, while the Bank’s OREO also declined $936,000 (21.0%) over that same time period. Since June 30, 2009, non-accrual loans have decreased $3,704,000 (46.8%) and OREO has also declined $3,406,000 (49.1%). The ratio of non-performing assets to total loans and OREO, excluding loans held for sale, was 2.33% at June 30, 2010, 3.12% at December 31, 2009, and 4.32% at June 30, 2009. The reduction and disposition of non-performing assets is a management priority. As of June 30, 2010, total non-performing assets have declined $2,919,000 (27.4%) since December 31, 2009 and have declined $7,110,000 (47.9%) since June 30, 2009.
As of June 30, 2010, the Bank classified two existing loans as “troubled debt restructurings” as defined in ASC 310-40. These loans, after $1,915,000 in partial charge-offs during the first six months of 2010, remain in accrual status and totaled $1,932,000 at June 30, 2010 compared to $4,188,000 in restructured loans at December 31, 2009.
On August 10, 2010, the Bank moved one of the restructured loans with a balance of $1,445,000 (net of previous charge off) to non-accrual status due to the customer filing bankruptcy. This loan has interest prepaid until November, 2010 in accordance with the original restructured loan agreement.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended June 30, 2010, management determined that the allowance for loan losses should be increased through a provision for loan losses of $4,706,000, compared to a loan loss provision of $613,000 for the quarter ended June 30, 2009. Net charge-offs during the quarter ended June 30, 2010 were $3,829,000 or 4.51% of loans annualized, compared to $236,000 or 0.28% of loans annualized for the quarter ended June 30, 2009. Net charge-offs of $3,030,000 on four large credits were recorded during the second quarter due to the results of updated appraisals on the properties collateralizing the loans. The provision for loan losses for the six months ended June 30, 2010 was $5,792,000 and net charge-offs for the same period totaled $4,741,000. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Management evaluates investment securities for other-than-temporary impairment on a periodic basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuers, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2010, the gross unrealized losses are primarily the result of changes in market interest rates and not related to the credit quality of the underlying issuer. All of the securities are U.S. agency debt securities, mortgage-backed securities, and municipal securities. As the Bank has the ability to hold the securities for the foreseeable future, no declines are deemed to be other than temporary.
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
The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at June 30, 2010 was 27.0%, compared to 23.4% at December 31, 2009.
Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 8.0% for total risk-based capital, 4.0% for “Tier 1” risk-based capital, and 4.0% for the “Tier 1” leverage ratio. At June 30, 2010, the Bank’s total risk-based capital ratio was 11.76% and the Tier 1 risk-based capital ratio was 10.51%, compared to 11.69% and 10.45% at December 31, 2009, respectively. At June 30, 2010, the Bank’s Tier 1 leverage ratio was 8.65% compared to 8.91% at December 31, 2009.
In September 2009, the Bank became subject to revised regulations from the State of Georgia Department of Banking and Finance regarding its total aggregate lending limit to a single customer and that customer’s related entities. The new regulation revised the definition of how a single customer is defined. As a result, the Board of Directors approved an increase in the Bank’s statutory capital base in October 2009 by appropriating a portion of retained earnings. At June 30, 2010 and December 31, 2009, the Bank’s statutory capital base totaled $40.0 million and consisted of $3.2 million in capital stock, $16.3 million of surplus and $20.5 million in appropriated retained earnings, allowing for a $10.0 million lending limit (25%).

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) became law. Under the Troubled Asset Relief Program (“TARP”) authorized by EESA, the U.S. Treasury has established a Capital Purchase Program (“CPP”) providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. The Board of Directors of the Bank decided not to participate in the CPP. The FDIC also established a Temporary Liquidity Guarantee Program (“TLGP”) that gives the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. The Board of Directors of the Bank has elected to participate in the TLGP for the purpose of obtaining the guarantee on non-interest bearing transaction deposit accounts.
On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and Federal Reserve, announced the Public-Private Investment Program (the “PPIP”). Targeting illiquid real estate loans held on the books of financial institutions, referred to as legacy loans, and securities backed by loan portfolios, referred to as legacy securities, the PPIP is designed to open lending channels by facilitating a market for distressed assets. The PPIP has been structured to combine $75 to $100 billion in capital from TARP with capital from the private sector to generate $500 billion in purchasing power that will be used to buy legacy loans and legacy securities. The Bank has not participated in the PPIP as of June 30, 2010.
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
On July 21, 2010, Congress passed the Dodd-Frank Wall Street and Consumer Protection Act which, among other provisions, permanently increases the $250,000 FDIC insurance coverage on bank deposits.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.
The following is an analysis of significant off-balance sheet financial instruments at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(in thousands)
Commitments to extend credit	$50,717	$59,082
Standby letters of credit	5,607	5,712

Total off-balance sheet financial instruments	$56,324	$64,794

Supplemental Consolidated Cash Flow Information
The Bank had the following significant non-cash transactions through the six months ended June 30, 2010 and June 30, 2009.

	June 30,	June 30,
	2010	2009
	(in thousands)
Real estate acquired by foreclosure	$1,061	$2,732
Unrealized gain/(loss) on securities	559	(33)

	$1,620	$2,699

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
There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2010 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures.
Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2010 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

3.2	-	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

10.1	-	Georgia-Carolina Bancshares, Inc. 2004 Incentive Plan as amended per Board approval April 26, 2010.

10.2	-	Resolution to amend the Georgia-Carolina Bancshares, Inc. 1997 Stock Option Plan per Board approval July 26, 2010.

31.1	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.
August 13, 2010	By:	/s/ Remer Y. Brinson, III
Remer Y. Brinson, III
President and Chief Executive Officer (principal executive officer)

August 13, 2010	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 10.1	Georgia-Carolina Bancshares, Inc. 2004 Incentive Plan as amended per Board approval April 26, 2010.

Exhibit 10.2	Resolution to amend the Georgia-Carolina Bancshares, Inc. 1997 Stock Option Plan per Board approval July 26, 2010.

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.