Form 10-Q
period 2010-09-30
Georgia-Carolina Bancshares, Inc
filed 2010-11-15
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2010

Common Stock, $.001 Par Value	3,532,223 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$5,030	$10,970
Interest-bearing deposits with banks	9,374	2,085
Federal funds sold	—	3,175
Securities available-for-sale	61,932	44,461
Loans, net of allowance for loan losses of $7,255 and $5,072, respectively	310,752	331,777
Loans, held for sale	51,961	58,135
Bank premises and fixed assets	9,372	9,654
Accrued interest receivable	1,591	1,851
Foreclosed real estate, net of allowance	3,093	4,466
Deferred tax asset, net	1,508	1,018
Federal Home Loan Bank stock	2,626	2,828
Bank-owned life insurance	9,123	8,812
Other assets	4,209	4,781

Total assets	$470,571	$484,013

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$40,965	$41,787
Interest-bearing:
NOW accounts	38,636	36,395
Savings	52,789	51,424
Money market accounts	27,192	19,232
Time deposits of $100,000, and over	160,273	179,123
Other time deposits	73,440	77,279

Total deposits	393,295	405,240

Borrowings:
Federal Home Loan Bank borrowings	—	3,600
Repurchase agreements	5,082	3,697
Long-term debt	25,000	25,000
Other liabilities and borrowings	3,170	3,203

Total liabilities	426,547	440,740

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 3,527,684 and 3,499,477 shares issued and outstanding	4	4
Additional paid-in-capital	15,774	15,567
Retained earnings	27,390	27,355
Accumulated other comprehensive income	856	347

Total shareholders’ equity	44,024	43,273

Total liabilities and shareholders’ equity	$470,571	$484,013

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest income
Interest and fees on loans	$5,617	$5,727	$16,890	$16,383
Interest on taxable securities	401	452	1,232	1,519
Interest on nontaxable securities	89	103	279	311
Interest on Federal funds sold	11	3	25	6

Total interest income	6,118	6,285	18,426	18,219

Interest expense
Interest on time deposits of $100,000 or more	893	1,342	2,755	4,337
Interest on other deposits	679	828	2,082	2,548
Interest on funds purchased and other borrowings	229	229	678	745

Total interest expense	1,801	2,399	5,515	7,630

Net interest income	4,317	3,886	12,911	10,589

Provision for loan losses	1,641	670	7,433	1,910

Net interest income after provision for loan losses	2,676	3,216	5,478	8,679

Non-interest income
Service charges on deposits	362	392	1,068	1,090
Gain on sale of mortgage loans	3,067	2,506	7,922	7,150
Other income/loss	278	1,325	800	2,342

Total non-interest income	3,707	4,223	9,790	10,582

Non-interest expense
Salaries and employee benefits	3,176	3,287	9,553	9,427
Occupancy expenses	427	417	1,245	1,236
Other expenses	1,424	1,661	4,990	4,789

Total non-interest expense	5,027	5,365	15,788	15,452

Income/(loss) before income taxes	1,356	2,074	(520)	3,809

Income tax provision	253	580	(555)	1,021

Net income	$1,103	$1,494	$35	$2,788

Net income per share of common stock
Basic	$0.31	$0.43	$0.01	$0.80

Diluted	$0.31	$0.43	$0.01	$0.80

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net income	$1,103	$1,494	$35	$2,788

Unrealized holding gains arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	150	491	509	471

Comprehensive income	$1,253	$1,985	$544	$3,259

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities
Net income	$35	$2,788
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	497	512
Provision for loan losses	7,433	1,910
Stock option expense	63	60
Stock compensation	144	144
Increase in cash value of bank-owned life insurance	(311)	(336)
(Gain)/loss on sales of foreclosed real estate	20	(1,432)
Net originations, proceeds and gains on loans held for sale	6,174	(15,865)
Decrease in accrued interest receivable	260	29
Increase in accrued interest payable	227	143
Increase in deferred income tax asset, net	(777)	(376)
Net change in other assets and liabilities	233	938

Net cash provided by/(used in) operating activities	13,998	(11,485)

Cash flows from investing activities
(Increase)/decrease in federal funds sold	3,175	(1,675)
Loan originations and collections, net	12,401	(12,999)
Purchases of available for sale securities	(41,839)	(10,655)
Proceeds from maturities, sales & calls of available-for-sale securities, net	25,163	21,827
Purchases of restricted securities	—	(1,995)
Proceeds from sales of restricted securities	202	1,368
Proceeds from sales of foreclosed real estate	2,545	7,067
Net additions to bank premises and fixed assets	(136)	(112)

Net cash provided by investing activities	1,511	2,826

Cash flows from financing activities
Increase/(decrease) in deposits	(11,945)	18,035
Decrease in FHLB borrowings	(3,600)	(1,400)
Increase/(decrease) in repurchase agreements and other borrowings	1,385	(3,813)
Proceeds from stock options exercised	—	52

Net cash (used in)/provided by financing activities	(14,160)	12,874

Net increase in cash and total on deposit with banks	1,349	4,215
Cash and total on deposit with banks at beginning of period	13,055	9,954

Cash and total on deposit with banks at end of period	$14,404	$14,169

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2010
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
The financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-Based Compensation
The Company follows the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation,” to account for compensation costs under its stock option plans. The provisions of ASC 718 resulted in expense in the first nine months of 2010 of $62,868 relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.
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

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30, 2010
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income/(loss) available to common stockholders	$1,103,000	3,525,579	$0.31
Effect of stock options outstanding		—	—

Diluted EPS

Income/(loss) available to common stockholders	$1,103,000	3,525,579	$0.31

	For the Three Months Ended September 30, 2009
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$1,494,000	3,491,697	$0.43
Effect of stock options outstanding		1,488	—

Diluted EPS

Income available to common stockholders	$1,494,000	3,493,185	$0.43

	For the Nine Months Ended September 30, 2010
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income/(loss) available to common stockholders	$35,000	3,514,863	$0.01
Effect of stock options outstanding		—	—

Diluted EPS

Income/(loss) available to common stockholders	$35,000	3,514,863	$0.01

	For the Nine Months Ended September 30, 2009
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$2,788,000	3,479,198	$0.80
Effect of stock options outstanding		10,477	—

Diluted EPS

Income available to common stockholders	$2,788,000	3,489,675	$0.80

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
Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at September 30, 2010.
Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets and valuations are based on observable market data in those markets. At September 30, 2010, Level 2 securities include U.S. Government agency obligations, state and municipal bonds, mortgage-backed securities, and Federal Home Loan Bank (FHLB) stock. Other Level 2 assets include impaired loans and foreclosed assets.
Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has no Level 3 assets or liabilities at September 30, 2010.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. At September 30, 2010, the Company classified $64.6 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $52.0 million of loans held for sale at September 30, 2010.
Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once an individual loan is identified as impaired, management measures the impairment in accordance with ASC 310-10-35. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820-10, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans, classified as Level 2, totaled $15.6 million at September 30, 2010 and had specific loan loss allowances aggregating $0.6 million. The Company had no impaired loans classified as Level 3 at September 30, 2010.
Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimate of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $3.1 million at September 30, 2010.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at
September 30, 2010, Using,
	Total		(in thousands)
	Carrying		Quoted
	Amount in		Prices in
	the	Assets/	Active	Significant	Significant
	Consolidated	Liabilities	Markets for	Other	Other
	Balance	Measured at	Identical	Observable	Unobservable
	Sheet	Fair Value	Assets	Inputs	Inputs
Description	9/30/2010	9/30/2010	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities, including FHLB stock	$64,558	$64,558	$—	$64,558	$—
The estimated fair values of the Bank’s financial instruments, for those instruments for which management believes estimated fair value does not by nature approximate the instruments’ carrying amount, are as follows at September 30, 2010 and December 31, 2009 (in millions):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Loans and loans held for sale	$370.0	$408.1	$395.0	$435.5

Time deposits	$233.7	$235.8	$256.4	$259.7
Note 5 — Impact of Other Recently Issued Accounting Standards
In July 2010, the FASB issued new guidance under ASC 310 related to “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This update amends ASC 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of the new accounting disclosures under ASC 310 are not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires additional disclosures, including amounts and reasons, related to significant transfers between levels in the hierarchy of fair value measurements and to disclose and consistently follow a policy for recognizing such transfers. ASU 2010-06 also requires the disaggregation of information in some existing disclosures and more robust disclosures of valuation techniques and inputs into fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

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
Several other new accounting standards became effective during the periods presented or will be effective subsequent to September 30, 2010. None of these new standards had, or is expected to have, a material impact on the Company’s financial condition, results of operations, or liquidity.
Note 6 — Commitments and Contingencies
The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in making loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At September 30, 2010, the Bank had outstanding loan commitments approximating $54.9 million.
Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $5.5 million as of September 30, 2010.
The Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Bank enters into best efforts forward sales commitments at the same time the commitments to originate are finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Bank’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $75.5 million each at September 30, 2010. The net unrealized gains/losses of the origination and sales commitments did not have a material effect on the consolidated financial statements of the Company at September 30, 2010.
The Bank has executed best efforts forward sales commitments related to retail mortgage loans, which are classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Bank’s market risk on these loans. The notional value of the forward sales commitments on retail mortgage loans at September 30, 2010 was approximately $63.2 million. The fair value of the sales commitments on retail mortgage loans resulted in no material gains or losses to the Bank at September 30, 2010.
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
Results of Operations
Overview
The Company’s net income was $1,103,000 for the three months ended September 30, 2010, compared to net income of $1,494,000 for the three months ended September 30, 2009, a decrease of 26.2%. The Company’s net income was $35,000 for the nine months ended September 30, 2010, compared to net income of $2,788,000 for the nine months ended September 30, 2009, a decrease of 98.7%. The decrease in net income for the three months ended September 30, 2010 and year to date was primarily due to a significant increase in the provision for loan losses and lower non-interest income, partially offset by an increase in net interest income. Basic and diluted earnings per share were $0.31 for the three months ended September 30, 2010, compared to basic and diluted earnings per share of $0.43 for the three months ended September 30, 2009. Basic and diluted earnings per share were $0.01 for the nine months ended September 30, 2010, compared to basic and diluted earnings per share of $0.80 for the nine months ended September 30, 2009.
The Company’s annualized return on average assets was 0.92% for the three months ended September 30, 2010, compared to 1.25% for the three months ended September 30, 2009. The Company’s annualized return on average equity for the three months ended September 30, 2010 was 9.93% compared to 14.06% for the three months ended September 30, 2009. The Company’s annualized return on average assets was 0.01% for the nine months ended September 30, 2010, compared to 0.78% for the nine months ended September 30, 2009. The Company’s annualized return on average equity for the nine months ended September 30, 2010 was 0.10% compared to 9.01% for the nine months ended September 30, 2009.

Interest Income
Interest income for the three months ended September 30, 2010 was $6,118,000, a decrease of $167,000 (2.7%) from $6,285,000 for the three months ended September 30, 2009. Interest income for the nine months ended September 30, 2010 was $18,426,000, an increase of $207,000 (1.1%) from $18,219,000 for the nine months ended September 30, 2009. The decrease in interest income for the three months ended September 30, 2010 primarily resulted from a decrease in average gross loans and lower yields on securities, partially offset by higher average securities and higher average loan yields. The increase in interest income for the nine months ended September 30, 2010, primarily resulted from higher loan yields and higher average securities, partially offset by lower yields on securities and a decrease in average gross loans. Average loan yields were 5.98% for the three months ended September 30, 2010, compared to 5.86% for the three months ended September 30, 2009. Average loan yields were 6.00% for the nine months ended September 30, 2010, compared to 5.69% for the nine months ended September 30, 2009. Average gross loans for the quarter ended September 30, 2010 were $372,513,000, compared to $387,884,000 for the three months ended September 30, 2009, a decrease of $15,371,000 (4.0%). Average gross loans for the nine months ended September 30, 2010 were $376,474,000, compared to $384,751,000 for the nine months ended September 30, 2009, a decrease of $8,277,000 (2.2%). Interest income and fees on loans for the three months ended September 30, 2010 were $5,617,000, a decrease of $110,000 (1.9%) from $5,727,000 for the three months ended September 30, 2009. Interest income and fees on loans for the nine months ended September 30, 2010 were $16,890,000, an increase of $507,000 (3.1%) from $16,383,000 for the nine months ended September 30, 2009. Average yields on securities were 3.63% for the three months ended September 30, 2010, compared to 4.58% for the three months ended September 30, 2009. Average yields on securities were 3.96% for the nine months ended September 30, 2010, compared to 4.85% for the nine months ended September 30, 2009. Average securities for the three months ended September 30, 2010 were $53,758,000, compared to $47,125,000 for the three months ended September 30, 2009, an increase of $6,632,000 (14.1%). Average securities for the nine months ended September 30, 2010 were $51,018,000, compared to $50,613,000 for the nine months ended September 30, 2009, an increase of $405,000 (0.8%). Interest on securities declined $65,000 (11.7%) to $490,000 for the three months ended September 30, 2010 from $555,000 for the three months ended September 30, 2009. Interest on securities declined $319,000 (17.4%) to $1,511,000 for the nine months ended September 30, 2010 from $1,830,000 for the nine months ended September 30, 2009.
Interest Expense
Interest expense for the three months ended September 30, 2010 was $1,801,000, a decrease of $598,000 (24.9%) from $2,399,000 for the three months ended September 30, 2009. Interest expense for the nine months ended September 30, 2010 was $5,515,000, a decrease of $2,115,000 (27.7%) from $7,630,000 for the nine months ended September 30, 2009. The decrease in interest expense primarily resulted from a continued drop in the interest rates paid on total deposits. The Company’s cost of funds has declined from 2.13% for the three months ended September 30, 2009 to 1.57% for the three months ended September 30, 2010. The Company’s cost of funds has declined from 2.27% for the nine months ended September 30, 2009 to 1.61% for the nine months ended September 30, 2010.
Net Interest Income
Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).
Net interest income was $4,317,000 for the three months ended September 30, 2010, an increase of $431,000 (11.1%) over net interest income of $3,886,000 for the three months ended September 30, 2009. Net interest income was $12,911,000 for the nine months ended September 30, 2010, an increase of $2,322,000 (21.9%) over net interest income of $10,589,000 for the nine months ended September 30, 2009. The increase in net interest income for three months ended September 30, 2010 and year to date was primarily the result of the lower cost of interest-bearing deposits, higher yields on loans, and higher average securities, partially offset by lower yields on securities and a decrease in average gross loans as previously mentioned. Total interest-earning assets were $441,274,000 at September 30, 2010 compared to $444,705,000 at December 31, 2009 and $438,107,000 at September 30, 2009.

Provision for Loan Losses
The provision for loan losses was $1,641,000 for the three months ended September 30, 2010, compared to $670,000 for the three months ended September 30, 2009, an increase of $971,000. The provision for loan losses was $7,433,000 for the nine months ended September 30, 2010, compared to $1,910,000 for the nine months ended September 30, 2009. This increase is the result of management’s detailed review of the Bank’s loan portfolio and adequacy of the allowance for loan losses, the level of the Bank’s non-performing assets, charge-offs and loan delinquencies, and the overall weakness in the economy. The majority of the year to date increase in the provision for loan losses was due to a provision of $4,706,000 in the second quarter of 2010. As a result of the increase in the provision for loan losses, the ratio of the allowance for loan losses to total loans, excluding loans held for sale, increased to 2.28% at September 30, 2010 from 1.51% at December 31, 2009 and 1.59% at September 30, 2009. Net charge-offs were $509,000 for the three months ended September 30, 2010 compared to $343,000 for the three months ended September 30, 2009, resulting in annualized charge-off ratios of 0.63% and 0.40%, respectively. The $509,000 in net charge-offs for the three months ended September 30, 2010 were significantly lower than the net charge-offs of $3,829,000 incurred for the second quarter of 2010. Net charge-offs increased to $5,250,000 for the nine months ended September 30, 2010 compared to $723,000 during the nine months ended September 30, 2009, resulting in annualized charge-off ratios of 2.10% and 0.28%, respectively. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Non-interest Income
Non-interest income for the three months ended September 30, 2010 was $3,707,000, a decrease of $516,000 (12.2%) from $4,223,000 for the three months ended September 30, 2009. The decline was primarily due to a non-recurring gain on the sale of foreclosed real estate in 2009, partially offset by an increase in gain on the sale of mortgage loans in 2010. Service charges on deposit accounts were $362,000 for the three months ended September 30, 2010, remaining essentially flat compared to the three months ended September 30, 2009. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $3,067,000 for the three months ended September 30, 2010, an increase of $561,000 (22.4%) from $2,506,000 for the three months ended September 30, 2009. Loans sold in the secondary market for the three months ended September 30, 2010 were $141,585,000 at an average yield of 2.17% compared to $160,464,000 at an average yield of 1.56% for the third quarter of 2009. Substantially all loans originated by the division are sold in the secondary market with servicing rights released. Other income was $278,000 for the three months ended September 30, 2010, a decrease of $1,047,000 (79.0%) from $1,325,000 for the three months ended September 30, 2009. During the third quarter of 2009, other income included the $972,000 gain on sale of 103 lots in Augusta, Georgia that had become other real estate owned (“OREO”) by the Bank during the fourth quarter of 2008.
Non-interest income for the nine months ended September 30, 2010 was $9,790,000, a decrease of $792,000 (7.5%) from $10,582,000 for the nine months ended September 30, 2009. Service charges on deposit accounts were $1,068,000 for the nine months ended September 30, 2010, a decrease of 2.0% as compared to $1,090,000 for the nine months ended September 30, 2009. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $7,922,000 for the nine months ended September 30, 2010, an increase of $772,000 (10.8%) from $7,150,000 for the nine months ended September 30, 2009. The year to date increase in gain on sale of mortgage loans resulted primarily from an increase in yield for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Loans sold in the secondary market for the nine months ended September 30, 2010 were $411,260,000 at an average yield of 1.93% compared to $462,972,000 at an average yield of 1.54% for the nine months ended September 30, 2009. Other income was $800,000 for the nine months ended September 30, 2010, a decrease of $1,542,000 (65.8%) from $2,342,000 for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, other income included the $1,498,000 gain on the sale of 158 lots in Augusta, Georgia that had become OREO of the Bank during the fourth quarter of 2008.

Non-interest Expense
Non-interest expense for the three months ended September 30, 2010 was $5,027,000, a decrease of $338,000 (6.3%) from $5,365,000 for the three months ended September 30, 2009. Salary and employee benefit costs were $3,176,000 for the three months ended September 30, 2010, a decrease of $111,000 (3.4%) from $3,287,000 for the three months ended September 30, 2009. The decrease in salary and employee benefits costs was primarily due to lower incentive expense ($267,000), partially offset by higher salaries ($120,000) and group insurance costs ($21,000). Occupancy and other non-interest expense for the three months ended September 30, 2010 decreased by $227,000 (10.9%) to $1,851,000 from $2,078,000 for the three months ended September 30, 2009. The decrease in occupancy and other non-interest expense was primarily due to decreases in OREO expense ($138,000) and FDIC insurance expense ($71,000). OREO valuation adjustments and increased FDIC estimated accruals during the third quarter of 2009 were the primary reasons for these variances.
Non-interest expense for the nine months ended September 30, 2010 was $15,788,000, an increase of $336,000 (2.2%) from $15,452,000 for the nine months ended September 30, 2009. Salary and employee benefits costs were $9,553,000 for the nine months ended September 30, 2010, an increase of $126,000 (1.3%) from $9,427,000 for the nine months ended September 30, 2009. The increase in salary and employee benefit costs was primarily due to higher salaries ($363,000), group insurance costs ($58,000), 401k/retirement contribution costs ($39,000), and payroll taxes ($34,000), partially offset by lower incentive expense ($364,000). Occupancy and other non-interest expense for the nine months ended September 30, 2010 increased by $210,000 (3.5%) to $6,235,000 from $6,025,000 for the nine months ended September 30, 2009. The increase in occupancy and other non-interest expense was primarily due to increases in OREO expense ($401,000) and legal expense ($68,000), partially offset by lower FDIC insurance expense ($231,000) and advertising expense ($30,000). OREO valuation adjustments during the nine months ended September 30, 2010 and the special FDIC assessment during the second quarter of 2009 were the primary reasons for these variances.
Income Taxes
The Company recorded income tax provision of $253,000 for the three months ended September 30, 2010, as a result of net income before taxes of $1,356,000 for the quarter. The credit to income tax provision for the nine months ended September 30, 2010 was ($555,000), as a result of a loss before taxes of ($520,000) for the first three quarters of 2010. The third quarter and year to date income tax provisions reflect a credit adjustment of $182,000 recorded in September for the settlement of 2009 income taxes.
Financial Condition
Overview
Total consolidated assets at September 30, 2010 were $470,571,000, a decrease of $13,442,000 (2.8%) from the December 31, 2009 total consolidated assets of $484,013,000. This decrease is primarily due to decreases in gross loans and OREO, partially offset by increases in investment securities and cash and total deposits with banks. At September 30, 2010, gross loans, including loans held for sale, represented 83.8% of interest-earning assets compared to 88.8% at December 31, 2009. Gross loans, including loans held for sale, were $369,968,000 at September 30, 2010, a decrease of $25,016,000 (6.3%) from $394,984,000 at December 31, 2009. OREO at September 30, 2010 totaled $3,093,000, compared to $4,466,000 at December 31, 2009, a decrease of $1,373,000 (30.7%). Investments in securities at September 30, 2010 were $61,932,000, an increase of $17,471,000 (39.3%) from $44,461,000 at December 31, 2009. The increase in investment securities is the result of an increase in the Bank’s liquidity position from a greater decrease in loans over the decline in deposits. At September 30, 2010, cash and total deposits with banks totaled $14,404,000, compared to $13,055,000 at December 31, 2009, an increase of $1,349,000 (10.3%). Interest-bearing deposits at September 30, 2010 were $352,330,000, a decrease of $11,123,000 (3.1%) from the December 31, 2009 balance of $363,453,000. The decrease is the result of lower CDs and brokered deposits, partially offset by increased NOW and money market deposits. Reflected in this decrease is management’s decision to allow higher cost brokered and CDARs deposits to mature in an effort to increase the Bank’s reliance on core deposits to fund future growth. Retail customer deposits have increased 4.7% for the nine months ended September 30, 2010. The Bank’s lines of credit balances with the Federal Home Loan Bank totaled $25,000,000 at September 30, 2010, as compared to $28,600,000 at December 31, 2009, a decrease of $3,600,000 (12.6%). The Bank had no Federal funds sold or purchased at September 30, 2010, as compared to $3,175,000 in Federal funds sold at December 31, 2009. The Bank’s retail repurchase agreements totaled $5,082,000 at September 30, 2010, an increase of $1,385,000 (37.5%) from the December 31, 2009 balance of $3,697,000.

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
Non-performing assets were $8,971,000 at September 30, 2010, compared to $10,656,000 at December 31, 2009 and $13,030,000 at September 30, 2009. The composition of non-performing assets for each date is shown in the table below.

	September 30,	December 31,	September 30,
	2010	2009	2009

Non-accrual loans	$5,878,000	$6,190,000	$7,888,000
OREO, net of valuation allowance	3,093,000	4,466,000	5,142,000

Total non-performing assets	$8,971,000	$10,656,000	$13,030,000

The Bank’s non-accrual loans decreased $312,000 (5.0%) during the nine months ended September 30, 2010, while the Bank’s OREO also declined $1,373,000 (30.7%) over that same period. Since September 30, 2009, non-accrual loans have decreased $2,010,000 (25.5%) and OREO has also declined $2,049,000 (39.8%). The ratio of non-performing assets to total loans and OREO, excluding loans held for sale, was 2.79% at September 30, 2010, 3.12% at December 31, 2009, and 3.72% at September 30, 2009. The reduction and disposition of non-performing assets is a management priority. As of September 30, 2010, total non-performing assets have declined $1,685,000 (15.8%) since December 31, 2009 and have declined $4,059,000 (31.2%) since September 30, 2009. During the third quarter of 2010, total non-performing assets increased $1,234,000 (15.9%) from $7,737,000 at June 30, 2010 to $8,971,000 at September 30, 2010 due primarily to the transfer of one large credit from restructured loans to non-accrual loans, which is further discussed below. OREO declined during the third quarter of 2010 from $3,530,000 at June 30, 2010 to $3,093,000 at September 30, 2010, a decrease of $437,000 (12.4%).

As of September 30, 2010, the Bank classified one existing loan as “troubled debt restructuring” as defined in ASC 310-40. This loan remains in accrual status and had a balance of $484,000 at September 30, 2010. Restructured loans totaled $1,932,000 and $4,188,000 at June 30, 2010 and December 31, 2009, respectively. On August 10, 2010, the Bank moved one of the restructured loans with a balance of $1,445,000 (net of previous charge off) to non-accrual status due to the customer filing bankruptcy. This loan has interest prepaid until November, 2010 in accordance with the original restructured loan agreement.
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the three months ended September 30, 2010, management determined that the allowance for loan losses should be increased through a provision for loan losses of $1,641,000, compared to a loan loss provision of $670,000 for the three months ended September 30, 2009. Net charge-offs during the three months ended September 30, 2010 were $509,000 or 0.63% of loans annualized, compared to $343,000 or 0.40% of loans annualized for the three months ended September 30, 2009. The net charge-offs of $509,000 for the three months ended September 30, 2010 were down significantly from the $3,829,000 in net charge-offs for the second quarter of 2010, when $3,030,000 on four large credits were recorded due to the results of updated appraisals on the properties collateralizing the loans. The provision for loan losses for the nine months ended September 30, 2010 was $7,433,000 and net charge-offs for the same period totaled $5,250,000, compared to the provision for loan losses of $1,910,000 and net charge-offs of $723,000 for the nine months ended September 30, 2009. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Management evaluates investment securities for other-than-temporary impairment on a periodic basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuers, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At September 30, 2010, the gross unrealized losses are primarily the result of changes in market interest rates and not related to the credit quality of the underlying issuer. All of the securities are U.S. agency debt securities, mortgage-backed securities, and municipal securities. As the Bank has the ability to hold the securities for the foreseeable future, no declines are deemed to be other than temporary.
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
The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at September 30, 2010 was 26.8%, compared to 23.4% at December 31, 2009.
Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 8.0% for total risk-based capital, 4.0% for “Tier 1” risk-based capital, and 4.0% for the “Tier 1” leverage ratio. At September 30, 2010, the Bank’s total risk-based capital ratio was 12.35% and the Tier 1 risk-based capital ratio was 11.09%, compared to 11.69% and 10.45%, respectively, at December 31, 2009. At September 30, 2010, the Bank’s Tier 1 leverage ratio was 8.92% compared to 8.91% at December 31, 2009.

In September 2009, the Bank became subject to revised regulations from the State of Georgia Department of Banking and Finance regarding its total aggregate lending limit to a single customer and that customer’s related entities.  The new regulation revised the definition of how a single customer is defined. As a result, the Board of Directors approved an increase in the Bank’s statutory capital base in October 2009 by appropriating a portion of retained earnings. At September 30, 2010 and December 31, 2009, the Bank’s statutory capital base totaled $40.0 million and consisted of $3.2 million in capital stock, $16.3 million of surplus and $20.5 million in appropriated retained earnings, allowing for a $10.0 million lending limit (25%).
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
On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and Federal Reserve, announced the Public-Private Investment Program (the “PPIP”). Targeting illiquid real estate loans held on the books of financial institutions, referred to as legacy loans, and securities backed by loan portfolios, referred to as legacy securities, the PPIP is designed to open lending channels by facilitating a market for distressed assets. The PPIP has been structured to combine $75 to $100 billion in capital from TARP with capital from the private sector to generate $500 billion in purchasing power that will be used to buy legacy loans and legacy securities. The Bank has not participated in the PPIP as of September 30, 2010.
On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all quarters of 2010, 2011, and 2012. The estimates were based on a 5% annual growth rate in its assessment rate and were included on each institution’s third quarter 2009 certified statement invoice. This three-year assessment prepayment was made on December 30, 2009 in addition to the regularly scheduled payment of the third quarter 2009 assessment. The Bank prepaid a total of approximately $ 2,313,000 for 2010, 2011 and 2012 under the new rule.
On July 21, 2010, Congress passed the Dodd-Frank Wall Street and Consumer Protection Act which, among other provisions, permanently increases the FDIC insurance coverage on bank deposits to $250,000.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.

The following is an analysis of significant off-balance sheet financial instruments at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(in thousands)
Commitments to extend credit	$54,879	$59,082
Standby letters of credit	5,508	5,712

Total off-balance sheet financial instruments	$60,387	$64,794

Supplemental Consolidated Cash Flow Information
The Bank had the following significant non-cash transactions for the nine months ended September 30, 2010 and September 30, 2009.

	September 30,	September 30,
	2010	2009
	(in thousands)
Interest received	$18,686	$18,248
Interest paid	5,288	7,488
Real estate acquired by foreclosure	1,192	3,560
Unrealized gain/(loss) on securities	795	735
Income taxes paid	520	710

	$26,481	$30,741

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2010 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Controls and Procedures.
Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2010 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

GEORGIA-CAROLINA BANCSHARES, INC.
November 15, 2010	By:	/s/ Remer Y. Brinson, III
Remer Y. Brinson, III
President and Chief Executive Officer (principal executive officer)

November 15, 2010	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.