Form 10-K
period 2010-12-31
Georgia-Carolina Bancshares, Inc
filed 2011-03-29
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (2,626,506 shares), on June 30, 2010 was $18,385,542 based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on June 30, 2010. For purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date. As of March 21, 2011, 3,546,125 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2011 Annual Meeting of Shareholders scheduled to be held on May 23, 2011 are incorporated herein by reference in response to Part III of this Report.

GEORGIA-CAROLINA BANCSHARES, INC.
2010 Form 10-K Annual Report

(i)

Special Note Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of our management, including, but not limited to, statements concerning the banking industry and our operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including competition, general economic and market conditions, changes in interest rates, changes in the value of real estate and other collateral securing loans, interest rate sensitivity and exposure to regulatory and legislative changes, and other risks and uncertainties described in our periodic reports filed with the Securities and Exchange Commission, including this Annual Report, and particularly the sections “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Therefore, we can give no assurance that the results contemplated in the forward-looking statements will be realized. The inclusion of this forward-looking information should not be construed as a representation by us or any person that the future events, plans, or expectations contemplated by us will be achieved. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I

Item 1.	Business
General
Georgia-Carolina Bancshares, Inc. (the “Company” or “we,” “us,” “our”) is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, locally owned, state-chartered commercial bank which opened for business in 1989. The Bank operates three branch offices in Augusta, Georgia, two branch offices in Martinez, Georgia and one branch office in Thomson, Georgia. The Bank is also the parent company of Willhaven Holdings, LLC, which holds certain other real estate of the Bank.
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
In September 1999, the Bank established a mortgage division which operates as First Bank Mortgage (the “Mortgage Division”). The Mortgage Division originates mortgage loans and offers a variety of other mortgage products. As of December 31, 2010, First Bank Mortgage had locations in the Augusta and Savannah, Georgia markets as well as the Jacksonville, Florida market.

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

Data Processing
In 2010 the Bank renewed its data processing servicing agreement with Fidelity Information Services, under which the Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, remote deposit capture, central information file and ATM processing, and internet banking services, including bill pay and cash management services.
Employees
At December 31, 2010, the Company and the Bank employed 160 persons on a full-time basis and 6 persons on a part-time basis, including 53 officers.
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
Recent Federal Legislation
Emergency Economic Stabilization Act of 2008. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) became law. Under the Troubled Asset Relief Program (“TARP”) authorized by EESA, the U.S. Treasury established a Capital Purchase Program (“CPP”) providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. The Board of Directors of the Bank decided not to participate in the CPP. The EESA also established a Temporary Liquidity Guarantee Program (“TLGP”) that gives the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. The Board of Directors of the Bank elected to participate in the TLGP.
On February 17, 2009, the American Recovery and Reinvestment Act (“ARRA”) became law. The ARRA is a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions. The largest impact that the ARRA has on financial institutions is on those institutions that participated in the CPP program under TARP. Because the Board of Directors of the Bank decided not to participate in the CPP, the ARRA has little direct impact on the Bank at this time.

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
Effective January 1, 2010, all mortgagees who participate in FHA/VA programs of the U.S. Department of Housing and Urban Development (HUD) are subject to additional requirements. First Bank of Georgia’s Mortgage Division falls under the requirement of Section 203(b)(1) of the new “Helping Families Save Their Homes Act of 2009 (HFSH Act)” which requires that the Mortgage Division submit annual audited financial statements to HUD prepared and audited in accordance with HUD’s Consolidated Audit Guide for Audits of HUD Programs. The new requirements are a prudent safeguard that permits the FHA to ensure that those entities with which it does business are adequately capitalized to meet potential needs. The following reports are required to be submitted as part of that audit: an audit report on the basic consolidated financial statements, an audit report on internal controls as it relates to reporting and administering HUD-assisted programs and an audit report on compliance with applicable laws and regulations related to HUD-assisted programs. The required audit was completed in early 2011.
The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law July 21, 2010 and results in sweeping changes in the regulation of financial institutions. Many provisions of the Dodd-Frank Act apply to, and are more likely to affect, larger financial institutions. However, the Dodd-Frank Act contains numerous other provisions that will affect community banks.
Certain of these provisions may have the consequence of increasing expenses and decreasing revenues of all community banking organizations. Further, the environment in which community banking organizations will operate in the future, including legislative and regulatory changes affecting, among other things, their capital, liquidity, and supervision, may have long-term effects on the business model and profitability of community banking organizations, which effects cannot, now, be predicted. The specific impact of the Dodd-Frank Act on the current and future financial performance of the bank, will, in large part, depend on the terms of the required regulations and policies to be developed and implemented by the appropriate regulatory agencies, pursuant to the Dodd-Frank Act.
The Dodd-Frank Act affects a number of statutory changes that are, together with the regulations to be promulgated thereunder, likely to affect community banks. Certain of these changes are discussed below, as follows:
•	Assessment Base for Deposit Insurance. The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminates the ceiling on the size of the Deposit Insurance Fund, and increases the floor applicable to the size of the Deposit Insurance Fund, which may require an increase in the level of assessments for institutions such as the bank.
•	Deposit Insurance Limits. The Dodd-Frank Act makes permanent the $250,000 limit on federal deposit insurance. Further, the Dodd-Frank Act provides unlimited federal deposit insurance, until December 31, 2012, for noninterest-bearing transaction accounts at all insured depository institutions. Noninterest-bearing transaction accounts, as defined in the Dodd-Frank Act, include only traditional, noninterest-bearing demand deposit (or checking) accounts that allow for an unlimited number of transfers and withdrawals at any time, whether held by a business, individual, or other type of depositor.

•	Interest on Demand Deposits. The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. This will increase community banks’ cost of funds as they may need to pay interest on demand deposits of business entities to retain such customers.
•	Consumer Financial Protection Bureau. The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency responsible for implementing, examining, and enforcing compliance with federal consumer financial laws. The new Consumer Financial Protection Bureau (“CFPB”) will be created under the Federal Reserve and will have rule-making, enforcement and investigative authority over consumer financial protection statutes. Many new consumer protection regulations are expected to be promulgated over the next few years. Many of those regulations will increase compliance costs for depository institutions or limit the fees they can charge. Community banks may find it more difficult than larger institutions to absorb the increased compliance costs and reduction in income. The new CFPB is specifically authorized to take action and promulgate rules to prohibit unfair, deceptive or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product. Unfair and deceptive acts are already prohibited by the Federal Trade Commission Act and many state laws. However, the Dodd-Frank Act provides minimal guidance as to what activities will be considered “abusive.” This will likely be an area of significant consumer litigation in the future. State attorneys general are specifically granted the authority to enforce the regulations promulgated by the CFPB against national banks, which will likely result in increased enforcement of the new consumer regulations.
•	Holding Company Capital Requirements. The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will preclude holding companies from including in Tier 1 Capital trust preferred securities or cumulative preferred stock, if any, issued on or after May 19, 2010.
•	Source of Financial Strength. The Dodd-Frank Act codifies the existing policy of the Federal Reserve, whereunder a bank holding company serves as the “source of financial strength” for its subsidiary banks. This provision of the Dodd-Frank Act becomes effective on July 21, 2011, and clarifies ambiguities that might exist with respect to the requirements of a “policy”, as compared to the requirements of a “statute”. Presumably, the regulations promulgated under the statutory requirements will further clarify these source-of-financial-strength requirements for bank holding companies, together with the enforcement powers of the Federal Reserve relating thereto.
•	Loss of Federal Preemption. The Dodd-Frank Act restricts the preemption of state law by federal law and disallows subsidiaries and affiliates of national banks from availing themselves of such preemption.
•	Interstate Branching. The Dodd-Frank Act, subject to a state’s restrictions on intra-state branching, now permits interstate branching. Therefore a bank may enter a new state by acquiring a branch of an existing institution or by establishing a new branch office. As a result, there will be no need for the entering bank to acquire or merge with an existing institution in the target state. This ability to establish a de novo branch across state lines will have the effect of increasing competition within a community bank’s existing markets and will create a downward pressure on the franchise value for existing community banks.
•	Requirement for Mortgage Loans. The Dodd-Frank Act creates additional requirements for residential mortgage loans made by community banks and other mortgage lenders, including restrictions on prepayment penalties and yield-spread premiums, requirements for verification of a borrower’s ability to repay the mortgage loan, and other requirements and restrictions. The likely result of these provisions of the Dodd-Frank Act will be an increase in the compliance and management costs of community banks associated with the origination of residential mortgage loans.
•	Interchange Fees. The Dodd-Frank Act amends the Electronic Funds Transfer Act to, among other things, give the Federal Reserve, on and after July 21, 2010, the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. Although community banks will be exempt from a cap on interchange fees, the cap on the fees of large banks, will create market forces that force all fees downward. Therefore, community banks should expect lower interchange revenues in the future.

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

Financial Services Modernization. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Modernization Act”), enacted on November 12, 1999, amended the BHC Act and:
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
Source of Strength; Cross-Guarantee. Under former Federal Reserve Board policy and now codified by the Dodd-Frank Act, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when, absent such rule, the Company may not find itself able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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
Incentive Compensation. On June 21, 2010, the Federal Reserve, along with the OCC, OTS, and FDIC issued final guidance on incentive compensation policies. The guidance is intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking.
The agencies are working to incorporate oversight of incentive compensation policies as part of the regular, risk-focused examination process, of financial institutions that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the financial institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the institution is not taking prompt and effective measures to correct the deficiencies.
The guidance is designed to ensure that incentive compensation arrangements at banking organizations appropriately tie rewards to longer-term performance and do not undermine the safety and soundness of the firm or create undue risks to the financial system. Because improperly structured compensation arrangements for both executive and non-executive employees may pose safety and soundness risks, the guidance applies not only to top-level managers, but also to other employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group.
The guidance is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors.

The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.
The Federal Reserve Board and the Dodd-Frank Act addressed loan officer origination compensation practices with new rules in 2010. See the discussion under “Other Regulations.”
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
Bank Lending Limit. In September 2009, the Bank became subject to revised regulations from the State of Georgia Department of Banking and Finance regarding its total aggregate lending limit to a single customer and that customer’s related entities. The new regulation revised the definition of how a single customer is defined. As a result, the Board of Directors approved an increase in the Bank’s statutory capital base in October 2009 by appropriating a portion of retained earnings. At December 31, 2010, the Bank’s statutory capital base totaled $40.0 million and consisted of $3.18 million in capital stock, $16.32 million of surplus and $20.50 million in appropriated retained earnings, allowing for a $10.0 million lending limit (25%).
Commercial Real Estate Lending. Lending operations that involve concentration of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. The regulators have issued guidance with respect to the risks posed by commercial real estate lending concentrations. Real estate loans generally include land development, construction loans, loans secured by multi-family property and nonfarm nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:
•	total reported loans for construction, land development and other land represent 100 percent or more of the institutions total capital, or
•	total commercial real estate loans as defined in the guidance represent 300 percent or more of the institution’s total capital and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.

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
Interstate Banking and Branching. The Dodd-Frank Act modified the federal statute governing de novo interstate branching by state member banks. As a result, as of July 22, 2010, a state member bank is authorized to open its initial branch in a host state by establishing a de novo branch at any location at which a bank chartered by that host state could be established as a branch. A host state is defined as a state, other than a bank’s home state, in which the bank seeks to establish and maintain a branch. A state member bank seeking to open a de novo interstate branch must file an application with the Federal Reserve in addition to adherence to state filing requirements and to capital, management, and community reinvestment standards.

Deposit Insurance and Assessments. The deposits of the Bank are currently insured to a maximum of $250,000 per depositor for substantially all depository accounts. The FDIC insurance also temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts. The increased coverage is in effect until December 31, 2012.
In February 2011, the FDIC board of directors approved a final plan to impose parity in the deposit-insurance system by basing the assessment base on average total consolidated assets minus average tangible equity instead of domestic deposits. The proposed new initial base rate schedule will be substantially lower than the current one. Institutions in Risk Category I, which includes more than 90 percent of community banks, will be paying 5-9 basis points instead of the current base rate schedule of 12-16 basis points. Institutions in Risk Categories II, III and IV will pay 14, 23 and 35 basis points, respectively, compared to the current rates of 22, 32 and 45 basis points, respectively. In addition, the secured liability adjustment will be eliminated under the final rule (although secured liabilities will likely be reflected in a bank’s new assessment base), and the unsecured debt adjustment and the broker deposit adjustment will also stay but with some modifications. The new rate schedule would go into effect during the second quarter of 2011. Under the final rule, institutions with less than $1 billion in assets can report average weekly balances of their consolidated total assets rather than reporting average daily balances. The final rule will also allow institutions with less than $1 billion in average consolidated total assets to report the end-of-quarter amount of Tier 1 capital as a proxy for average tangible equity.
In February 2009, the FDIC had adopted a long-term DIF restoration plan, as well as an additional emergency assessment for 2009. The restoration plan increased base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from 0.40% to 1.15% within seven years. Banks in the best risk category paid initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009, partially up from the initial base rate range of 12 to 14 basis points. Additionally, the FDIC adopted a final rule imposing a special emergency assessment on all financial institutions of 5 basis points of insured deposits as of June 30, 2009. The FDIC also adopted an interim rule that permitted an emergency special assessment after June 30, 2009 of up to ten basis points. Our special emergency assessment was collected on September 30, 2009. Currently, initial base rate assessments for all FDIC-insured institutions range from 12 to 45 basis points, with assessment rates of 12 to 16 basis points for banks in the best risk category.
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
Increases in regulatory capital requirements appear to be likely, but the federal regulators have not identified specific increases. In September 2009, the U.S. Treasury Department released a set of principles for financial regulatory reform, including a general recommendation for increased capital for banks and bank holding companies across the board (with even higher requirements for systemically risky banking organizations). In December 2009, the Basel Committee on Board Supervision issued proposals for regulatory capital changes, including greater emphasis on common equity as a component of Tier 1 capital. On September 12, 2010, the Basel Committee announced the calibration of its revised capital framework for major financial institutions. The increased capital requirements will be phased into national laws and regulations by January 1, 2013. Both sets of proposals also recommend enhanced leverage and liquidity requirements.

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
Effective September 21, 2010, the Securities and Exchange Commission (SEC) adopted amendments to its rules to conform to Section 404(c) of the SOX, as added by Section 989G of the Dodd-Frank Act. Section 404(c) provides that the SOX shall not apply to any audit report prepared by an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

With market value of its common equity less than $75 million, the Company does not qualify as an accelerated filer or large accelerated filer and therefore is not presently subject to Section 404(c) of the SOX for the year ended December 31, 2010. Prior to the enactment of the Dodd-Frank Act, the Company, as a non-accelerated filer, would have been required to include an attestation report from its public accounting firm on internal control over financial reporting in this year’s annual report filed with the SEC.
The Company’s management continues to be responsible for establishing and maintaining adequate internal control over financial reporting as detailed in Item 9A.
Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:
•	effective April 1, 2011, the Federal Reserve Board will implement new rules regarding all persons who originate loans, including mortgage loan officers and brokers. The new rules include, among other things, prohibition of compensation to loan originators based on the terms or conditions of a loan, prohibiting dual payment of a mortgage originator from both the consumer and the creditor, prohibiting a loan officer from steering a consumer to a lender with less favorable terms that increase the loan officer or broker’s compensation. The Dodd-Frank Act also addressed loan originator compensation in a similar manner but with additional provisions. The Bank’s Mortgage Division has addressed these new rules and is prepared for the April 1, 2011 implementation date;
•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
The deposit operations of the Bank are also subject to:
•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
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

Future Legislation. Various other legislative and regulatory initiatives affecting the banking regulatory system are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Currently, the United States Congress is actively considering further significant changes to the manner of regulating financial institutions. The current legislation being considered and other future legislation regarding financial institutions may change banking statutes and the operating environment of the Company in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company. The nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time. The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

Item 1A.	Risk Factors
The following are certain significant risks that our management believes are specific to our business. This should not be viewed as an all-inclusive list.
Recent Market, Legislative and Regulatory Events
The banking crisis that began in 2008 has adversely affected our industry, including our business, and may continue to have an adverse effect on our business in the future.
Dramatic declines in the housing market over the past three years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities (“ABS”) but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This economic turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and the lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.
Market volatility may have an adverse effect on us.
The capital and credit markets have been experiencing volatility and disruption for more than 36 months. From time to time, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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
There can be no assurance that legislation and federal programs enacted in response to the financial crisis that began in 2008 will fully stabilize the U.S. financial system, and such legislation and programs may adversely affect us.
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
As part of the EESA, the Treasury Department developed a Capital Purchase Program to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The Capital Purchase Program was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. Following the passage of the EESA and pursuant to its powers under the Federal Deposit Insurance Act (FDIA), the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) that gave the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge was applied to deposit amounts in excess of $250,000. This program expired on December 31, 2010.
The U.S. Congress or federal banking regulatory agencies could adopt additional regulatory requirements or restrictions in response to threats to the financial system and such changes may adversely affect our operations. To the extent the market does not respond favorably to the existing or new programs or if they do not function as intended, our business and results of operations could be adversely affected.
Contemplated and proposed legislation, state and federal programs, and increased government control or influence may adversely affect us by increasing the uncertainty in our lending operations and exposing us to increased losses. Statutes and regulations may be altered that may potentially increase our costs to service and underwrite mortgage loans.
Similarly, any other program established by the FDIC under the systemic risk exception of the FDIA may adversely affect us whether we participate or not. Our participation in the TLGP requires we pay additional insurance premiums to the FDIC. Additionally, the FDIC has increased premiums on insured accounts, levied special assessments and required banks to prepay their deposit assessments in response to market developments. The increase of failures in the banking industry have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. These FDIC requirements adversely affect the results of operations of the Bank.

Recent legislative reforms could result in our business becoming subject to significant and extensive additional regulations and/or could adversely affect our results of operations and financial condition.
The Dodd-Frank Act will result in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions. However, it contains numerous other provisions that will affect all banks and bank holding companies, and will fundamentally change the system of oversight described in the section entitled “Supervision and Regulation”, above.
Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact of the Dodd-Frank Act on our current activities or new financial activities we may consider in the future, our financial performance, and the markets in which we operate, will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments.
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
Changes in monetary policies and interest rates could reduce our profitability and adversely affect our business.
Our profitability is affected by credit policies of monetary authorities, particularly the Federal Reserve, and depends in large part on our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations may suffer.
Our recent operating results may not be indicative of our future operating results.
In 2010 we experienced a decline in loan demand, but were able to see an increase in total assets due to strong deposit growth. We may not be able to sustain our historical rate of growth from prior years and may not even be able to grow our business at all. Consequently, our historical results of operations are not necessarily indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations and competition may also impede our ability to expand our market presence. If we experience a significant decrease in our rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.
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

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all banks and bank holding companies, our cost of compliance could adversely affect our profitability. In addition, the purpose of these laws and regulations is to protect and insure the interests and deposits of our depositors, and are not for the protection of our investors.
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
Effective September 21, 2010, the SEC adopted amendments to its rules and forms to implement revised Section 404(c) to exclude smaller, non-accelerated filers. We are a non-accelerated filer and have market value of common equity less than $75 million, and therefore are not presently subject to the SOX Section 404 as it relates to certain internal control requirements. However, management continues to be responsible for establishing and maintaining adequate internal control over financial reporting. For further discussion see “Other Laws and Regulations.”
We may be required to pay significantly higher FDIC premiums in the future.
Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years. Therefore, the reserve ratio may continue to decline. Additionally, the EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009, which was extended to December 31, 2013 on May 20, 2009. On July 21, 2010, the $250,000 FDIC coverage limit was made permanent by the enactment of the Dodd-Frank Act.
These developments have caused the premiums assessed by the FDIC to increase. Specifically, beginning April 1, 2009, the deposit insurance base assessment increased and may be decreased or increased in the future based on unsecured debt, secured liabilities, and brokered deposits held by the institution, for a resulting assessment range of 17 to 43 basis points per $100 for “well capitalized” institutions that are not “New Institutions”. The FDIC is allowed to impose special emergency assessments on or after September 30, 2009, of up to 10 basis points per quarter, if necessary, to maintain public confidence in FDIC insurance. Additionally, on November 12, 2009, the FDIC announced that it would require insured institutions to prepay slightly over three years of estimated insurance assessments. Payment of the prepaid assessment, along with our regular fourth quarter assessment, was due on December 31, 2009, and was based on our total base assessment rate in effect on September 30, 2009. Since we book such payments at the end of each quarter, the prepayment does not affect our reporting of net income; however, the prepayment does have a negative effect on our cash flow. These higher FDIC base assessment rates and special assessments have an adverse impact on our results of operations and financial condition.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may materially and adversely affect our results of operations. Additionally, the Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital. Although we may see a decline in premium as a result of this change, there is still risk that future assessments could increase again.
Changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies, could materially impact our financial statements.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the regulatory agencies, the Financial Accounting Standards Board, and other authoritative bodies change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.
We must respond to rapid technological changes, and these changes may be more difficult to implement or more expensive than anticipated.
We will have to respond to future technological changes. Specifically, if our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, then our existing product and service offerings, technology and systems may be impaired or become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, then we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly and in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult to implement or more expensive than we anticipate.
Risks Related to Investing in Our Common Stock
There is not an active trading market for our common stock and an active trading market may never develop or be maintained.
There is not an active trading market for our common stock and, as none should be expected to develop in the foreseeable future, an investor may be unable to liquidate his or its investment and should be prepared to bear the economic risk of an investment in our common stock for an indefinite period. We cannot predict the extent to which an active public market for our common stock may develop or be sustained.
We do not anticipate declaring cash dividends in the foreseeable future for both regulatory and business reasons.
Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. Since our inception, we have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Even if we decide to pay dividends, our ability to do so will be limited by regulatory restrictions, our financial condition, results of operations, capital requirements, level of indebtedness and such other factors as our board of directors deems relevant. Our ability to pay dividends is limited by our obligations to maintain sufficient capital and by other restrictions on the payment of dividends that are applicable to us. Investors should not purchase our common stock if they require dividend income.

Our securities are not FDIC insured.
Our securities, including our common stock, are not savings or deposit accounts or our other obligations, and are not insured by the Deposit Insurance Fund, the FDIC or any other governmental agency and are subject to investment risk, including the possible loss of the entire investment.
We may issue additional shares of our common stock that could result in dilution of an investor’s investment.
Our board of directors may determine from time to time that there is a need to obtain additional capital through the issuance of additional shares of common stock or other securities. These issuances would likely dilute the ownership interests of our investors and may dilute the per share book value of our common stock. In addition, the issuance of additional shares of common stock under our stock option and equity incentive plans will further dilute each investor’s ownership of our common stock.

Item 1B.	Unresolved Staff Comments
Not Applicable

Item 2.	Properties
The Company’s and the Bank’s main office is located at 3527 Wheeler Road in Augusta, Georgia. This office was opened in September 2005. The Bank operates three banking offices in Augusta, Georgia, two banking offices in Martinez, Georgia and one banking office in Thomson, Georgia. All of these offices are owned by the Bank. The following table sets forth the location of each of the Bank’s branch offices and the date each branch opened for business:

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
The Bank also leases office space at one location in Augusta to house the Mortgage Division. The Mortgage Division also operates offices in Savannah, Georgia and Jacksonville, Florida out of leased office space. However, the Bank will be closing the Jacksonville, Florida office as of April 1, 2011.

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
Market Information
The Company’s common stock trades on the Over-The-Counter Bulletin Board under the symbol “GECR”. The market for the Company’s common stock must be characterized as a limited market due to its relatively low trading volume and lack of analyst coverage. The following table sets forth for the periods indicated the quarterly high and low sales prices per share as reported by the Over-The-Counter Bulletin Board. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. The share prices below reflect all stock splits.

	High	Low
Fiscal year ended December 31, 2010
First Quarter	$8.00	$6.25
Second Quarter	$8.00	$6.55
Third Quarter	$8.00	$5.15
Fourth Quarter	$8.00	$5.36
Fiscal year ended December 31, 2009
First Quarter	$10.00	$5.75
Second Quarter	$9.98	$5.25
Third Quarter	$8.00	$6.25
Fourth Quarter	$8.00	$6.25
Holders of Common Stock
As of March 21, 2011, the number of holders of record of the Company’s common stock was approximately 572.
Dividends
No cash dividends were paid by the Company during the years ended December 31, 2010 or 2009. Future dividends will be determined by the Board of Directors of the Company in light of circumstances existing from time to time, including the Company’s growth, financial condition and results of operations, the continued existence of the restrictions described below on the Bank’s ability to pay dividends and other factors that the Board of Directors of the Company considers relevant. In addition, the Board of Directors of the Company may determine, from time to time, that it is prudent to pay special nonrecurring cash dividends in addition to or in lieu of regular cash dividends. Such special dividends will depend upon the financial performance of the Company and will take into account its capital position. No special dividend is presently contemplated.
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

Equity Compensation Plan Information
The Company currently has three equity compensation plans: (i) the 1997 Stock Option Plan, which was approved by shareholders; (ii) the 2004 Incentive Plan, which was approved by shareholders; and (iii) the Directors Equity Incentive Plan, which has not been approved by shareholders. The following table provides information as of December 31, 2010 regarding the Company’s then existing compensation plans and arrangements:

	Number of securities
	to be issued upon	Weighted-average	Number of securities remaining
	exercise of	exercise price of	available for future issuance
	outstanding	outstanding	under equity compensation
	options, warrants and	options, warrants	plans (excluding securities
	rights	and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1997 Stock Option Plan	159,038	$9.60	—
2004 Incentive Plan	124,251	$10.38	200,874
Equity compensation plans not approved by security holders	—	—	54,539
Total	283,289	$9.94	255,413
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
Our selected consolidated financial data presented below as of and for the years ended December 31, 2006 through 2010 is derived from our audited consolidated financial statements. Our audited consolidated financial statements as of December 31, 2010 and 2009 and for each of the years in the three year period ended December 31, 2010 are included elsewhere in this report. All years have been restated as necessary for stock dividends and stock splits.

	At and for the Years Ended December 31,
	($ in thousands, except per share data)
	2010	2009	2008	2007	2006

Selected Balance Sheet Data:
Assets	$495,311	$484,013	$460,828	$447,869	$417,471
Investment securities and FHLB stock	79,431	47,289	59,795	60,393	55,404
Loans, held for investment	316,809	336,849	336,293	322,201	280,883
Loans, held for sale	46,570	58,135	28,402	39,547	56,758
Allowance for loan losses	7,866	5,072	4,284	5,059	4,386
Deposits	414,749	405,240	377,009	379,966	341,342
Short-term borrowings	3,469	7,297	15,859	17,473	38,661
Long-term debt	25,000	25,000	25,400	10,500	600
Other liabilities	7,119	3,203	3,476	3,959	4,742
Shareholders’ equity	44,976	43,273	39,084	35,971	32,126

Selected Results of Operations Data:
Interest income	24,409	24,604	26,371	29,019	25,335
Interest expense	7,290	9,722	13,038	15,706	11,969

Net interest income	17,119	14,882	13,333	13,313	13,366
Provision for loan losses	8,355	3,082	1,456	909	898

Net interest income after provision for provision for loan losses	8,764	11,800	11,877	12,404	12,468
Non-interest income	13,246	14,157	9,920	9,932	9,800
Non-interest expense	20,543	20,902	17,745	17,816	17,911

Income before taxes	1,467	5,055	4,052	4,520	4,357
Income tax expense (benefit)	(66)	1,303	1,252	1,619	1,460

Net income	$1,533	$3,752	$2,800	$2,901	$2,897

Per Share Data
Net income — basic	$0.44	$1.08	$0.82	$0.85	$0.86
Net income — diluted	$0.44	$1.07	$0.80	$0.83	$0.83
Book value	$12.72	$12.37	$11.31	$10.58	$9.51
Weighted average number of shares outstanding:
Basic	3,519,408	3,484,309	3,426,860	3,393,224	3,370,277
Diluted	3,519,408	3,492,871	3,503,856	3,508,606	3,489,564

	At and for the Years Ended December 31,
	2010	2009	2008	2007	2006

Performance Ratios:
Return on average assets	0.32%	0.79%	0.62%	0.69%	0.78%
Return on average equity	3.41%	8.93%	7.36%	8.39%	9.57%
Net interest margin (1)	3.83%	3.37%	3.15%	3.36%	3.81%
Efficiency ratio (2)	67.65%	71.98%	76.31%	76.64%	77.39%
Loan (excl LHFS) to deposit ratio	76.39%	83.12%	89.20%	84.80%	82.29%

Asset Quality Ratios:
Nonperforming loans to total loans	1.72%	1.57%	1.39%	3.20%	0.68%
Nonperforming assets to total loans (excl LHFS + OREO)	2.82%	3.12%	3.57%	3.73%	1.03%
Allowance for loan losses to nonperforming loans	125.71%	81.94%	84.65%	43.77%	191.86%
Allowance for loan losses to total loans (excl LHFS)	2.48%	1.51%	1.27%	1.57%	1.56%

Capital Ratios:
Average equity to average assets	9.36%	8.81%	8.41%	8.16%	8.11%
Leverage ratio	9.32%	8.96%	8.59%	8.18%	7.85%
Tier 1 risk-based capital ratio	11.75%	10.50%	9.82%	9.39%	9.25%
Total risk-based capital ratio	13.01%	11.74%	10.91%	10.72%	10.50%

(1)	Non-tax equivalent.

(2)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income, excluding gains and losses on the sale of assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses could be required that could adversely affect the Bank’s earnings or financial position in future periods.
Additional information on the Bank’s loan portfolio and allowance for loan losses can be found in the “Loan Portfolio” section of this Item 7. Note 1 to the consolidated financial statements also includes additional information on the Bank’s accounting policies related to the allowance for loan losses.
Consolidated Financial Information
Certain consolidated financial information for the Company and Bank as of and for the years ended December 31, 2010, 2009 and 2008 is presented below:

	2010		2009		2008
	Total Assets	Net Income	Total Assets	Net Income	Total Assets	Net Income
	(Dollar amounts in thousands)

GECR consolidated	$495,311	$1,533	$484,013	$3,752	$460,828	$2,800
The Bank	$495,223	1,665	$483,916	3,919	$460,726	2,983

The Company		$(132)		$(167)		$(183)

The Company incurred $200,418, $253,524 and $269,108 in operational costs for the years ended December 31, 2010, 2009 and 2008, respectively. These costs were partially offset by income tax benefits of $68,142, $86,198 and $86,497 for 2010, 2009 and 2008, respectively. In total, the net losses for the Company were $132,276, $167,326, and $182,611 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s operational costs are primarily funded by proceeds from the exercise of stock options.
The Company’s line of credit issued in June 2009 with its correspondent bank, First National Bankers Bank, which provided the Company the ability to draw a principal sum of $1.0 million in periodic advances matured on June 5, 2010. The Company did not renew the line of credit. The outstanding principal balance at December 31, 2009 was $0.
Results of Operations — Comparison of 2010 and 2009
Balance Sheet
For the year ended December 31, 2010, the consolidated Company and Bank experienced an increase in total assets. Total assets increased $11.3 million or 2.3%, to $495.3 million at December 31, 2010 from $484.0 million at December 31, 2009. Average total assets were $480.2 million in 2010 and $476.5 million in 2009, an increase of $3.7 million or 0.8%. Loans held for sale decreased from $58.1 million at December 31, 2009 to $46.6 million at December 31, 2010, a decrease of $11.5 million or 19.8%. All other loans decreased with a portfolio balance, net of allowance for loan losses, of $309.0 million at December 31, 2010 compared to $331.8 million at December 31, 2009, a decrease of $22.8 million or 6.9%. Commercial and industrial loans decreased $2.6 million or 11.4%, from $22.9 million at December 31, 2009 to $20.3 million at December 31, 2010. Real estate mortgage loans increased $4.4 million or 2.2%, from $199.2 million at December 31, 2009 to $203.6 million at December 31, 2010, and real estate construction loans decreased $21.0 million or 19.6%, from $107.4 million at December 31, 2009 to $86.4 million at December 31, 2010. Installment and consumer loans decreased $0.9 million or 12.0%, from $7.5 million at December 31, 2009 to $6.6 million at December 31, 2010. The decreases in most categories are primarily the result of weaker demand during the economic recession experienced over the past two years. Construction loans declined primarily as a result of borrower pay downs and charge offs in our Savannah market. However, the increase in real estate mortgage loans is the result of the overall stability of the Richmond, McDuffie, and Columbia County, Georgia market areas. The decline in loan demand coupled with strong deposit growth, created abundant liquidity, resulting in significant increases in cash and due from banks as well as securities available-for-sale. Cash and due from banks grew $18.6 million or 142.8% to $31.7 million at December 31, 2010 from $13.1 million at December 31, 2009. At December 31, 2010 and 2009 interest bearing balances with correspondent banks comprised $25.5 million and $2.1 million, respectively, of cash and due from banks. Securities available-for-sale increased $32.4 million or 73.0% to $76.9 million at December, 31, 2010 compared to $44.5 million at December 31, 2009.
The allowance for loan losses was $7.9 million at December 31, 2010 and $5.1 million at December 31, 2009. This represents an increase of $2.8 million or 55.1%. The increase in the allowance is based upon management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the state of the economy and an increase in loan charge-offs during 2010. The Bank’s ratio of allowance for loan losses to gross loans was 2.16% at December 31, 2010 and 1.28% at December 31, 2009. Substantially all loans held for sale originated by the Bank consist of well-secured single family residential mortgage loans which are originated with a sales commitment and are sold in the secondary market shortly after origination, thus greatly reducing the Bank’s credit risk. The Bank’s ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 2.48% at December 31, 2010, compared to 1.51% at December 31, 2009.
Foreclosed real estate decreased $1.7 million or 38.4% to $2.8 million at December 31, 2010 compared to $4.5 million at December 31, 2009.

The asset growth of the Bank during 2010 was primarily funded through deposit account activity within the Bank’s existing market. Total deposit accounts at December 31, 2010 were $414.7 million, an increase of $9.5 million or 2.3%, from $405.2 million at December 31, 2009. Brokered deposits totaled $30.4 million at December 31, 2010, a decrease of $32.1 million or 51.3%, compared to $62.5 million at December 31, 2009. The Bank utilizes Promontory Interfinancial Network (CDARS) to obtain and retain large time deposits of customers seeking full FDIC insurance coverage. Through network member institutions the CDARS deposits are broken into smaller deposits in order to receive insurance coverage beyond the FDIC’s $250,000 limit. CDARS deposits decreased $27.7 million or 67.2% to $13.5 million at December 31, 2010 from $41.2 million at December 31, 2009. This decline in brokered and CDARS deposits is a direct result of the Bank’s increased reliance on core deposits. Deposits excluding brokered and CDARs increased $69.5 million or 23.0% to $371.1 million at December 31, 2010 compared to $301.7 million at December 31, 2009. Total other borrowings by the Bank were $32.1 million at December 31, 2010, a slight decrease of $0.2 million or 0.6%, from the balance of $32.3 million at December 31, 2009. However, due to a change to ASC 860-10 “Transfers and Servicing” regarding loan participations, $3.6 million of participated loans were classified as “other borrowings” at December 31, 2010.
The Bank’s loan to deposit ratio was 87.6% at December 31, 2010 and 97.5% at December 31, 2009. Excluding mortgage loans held for sale, this ratio was 76.4% for 2010 and 83.1% for 2009.
Income Statement
Interest income was $24.4 million for 2010 compared to $24.6 million for 2009, a slight decrease of $0.2 million or 0.8%. This decrease was primarily the result of declining interest rates and weakened loan demand during the economic recession experienced over the past two years. Interest expense decreased $2.4 million or 25.0%, from $9.7 million for 2009 to $7.3 million for 2010. This decrease in interest expense was primarily due to the lower cost of funds resulting from the falling interest rate environment since 2008. In an effort to obtain growth in deposit accounts to maintain steady borrowing levels and reduce the need for brokered deposits, the Bank focuses its marketing efforts in the local markets served by the Bank. As a result of these efforts, the Bank experienced growth in interest bearing deposits in 2010. Interest bearing deposits increased $9.6 million or 2.6%, from $363.5 million at December 31, 2009 to $373.1 million at December 31, 2010. This increase in interest bearing deposits was primarily the result of an increase in money market accounts. Non-interest bearing deposits decreased slightly by $0.2 million or 0.5%, from $41.8 million at December 31, 2009 to $41.6 million at December 31, 2010. Net interest income was $17.1 million for 2010 compared to $14.9 million for 2009, an increase of $2.2 million or 14.8%. Net interest margin increased to 3.83% for the year ended December 31, 2010 from 3.37% for 2009.

The provision for loan losses was $8.4 million for 2010 compared to $3.1 million for 2009, an increase of $5.3 million or 171.0%. This increase is the result of management’s detailed review of the Bank’s loan portfolio and adequacy of the allowance for loan losses, the level of the Bank’s non-performing assets, charge-offs and loan delinquencies, and the overall weakness in the economy. The majority of the increase in the provision for loan losses was due to a provision of $4,706,000 in the second quarter of 2010. As a result of the increase in the provision for loan losses, the ratio of the allowance for loan losses to total loans, excluding loans held for sale, increased to 2.48% at December 31, 2010 from 1.51% at December 31, 2009. Net charge-offs were $5.6 million in 2010, up from the $2.3 million in 2009, resulting in annual charge-off to average loans ratios of 1.49% and 0.67%, respectively. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Non-interest income for 2010 was $13.2 million compared to $14.2 million for 2009, a decrease of $1.0 million or 7.0%. This decrease in 2010 is primarily due to the $1.7 million gain on sale of 183 lots and another parcel of land in the Willhaven Subdivision in Augusta, Georgia in 2009, partially offset by a higher 2010 gain on sale of mortgage loans. Gain on sale of mortgage loans increased from $9.7 million in 2009 to $10.8 million in 2010, an increase of $1.1 million or 11.3%. However, the mortgage origination volume sold in 2010 was $553.2 million compared to $606.5 million in 2009, a decrease of $53.3 million or 8.8%.
Non-interest expense decreased from $20.9 million in 2009 to $20.5 million in 2010, a decrease of $0.4 million or 1.7%. This decrease is primarily the result of reduced incentive expense, FDIC assessment cost, and control of other expenses, offset by higher salaries and other real estate expenses.
In total, net income decreased in 2010 by $2.2 million or 59.1%, from $3.7 million in 2009 to $1.5 million in 2010 as a result of each of the above factors.

CONSOLIDATED AVERAGE BALANCE SHEETS
(Dollar amounts in thousands)
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
The following table presents the average balance sheet of the consolidated Company for the years ended December 31, 2010, 2009 and 2008. Also presented is the consolidated Company’s actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability. This table includes all major categories of interest-earning assets and interest-bearing liabilities:

	Year Ended December 31,
	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield /	Average	Income/	Yield /	Average	Income/	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
INTEREST-EARNING ASSETS
Loans, net of unearned income	$373,779	$22,379	5.99%	$386,961	$22,260	5.75%	$360,689	$23,186	6.43%
Investment securities	54,978	1,989	3.62%	52,672	2,337	4.44%	61,375	3,100	5.05%
Fed funds sold & cash in banks	18,202	41	0.23%	4,051	7	0.17%	3,996	85	2.13%

Total interest-earning assets	446,959	24,409	5.46%	443,684	24,604	5.55%	426,060	26,371	6.19%

NON-INTEREST-EARNING ASSETS
Cash and due from banks	8,226			8,686			6,296
Bank premises and fixed assets	9,476			9,877			10,260
Accrued interest receivable	1,657			1,748			1,956
Other assets	20,019			17,506			12,978
Allowance for loan losses	(6,158)			(5,026)			(5,190)

Total assets	$480,179			$476,475			$452,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING DEPOSITS
NOW accounts	$38,473	$226	0.59%	$35,300	$211	0.60%	$31,674	$376	1.19%
Savings accounts	52,102	570	1.09%	52,515	587	1.12%	67,259	1,408	2.09%
Money market accounts	24,826	309	1.24%	11,945	139	1.16%	8,773	167	1.90%
Time accounts	246,359	5,232	2.12%	256,146	7,808	3.05%	231,736	9,999	4.31%

Total interest-bearing deposits	361,760	6,337	1.75%	355,906	8,745	2.46%	339,442	11,950	3.52%

OTHER INTEREST-BEARING LIABILITIES
Borrowed funds	29,190	953	3.26%	38,614	977	2.53%	37,390	1,088	2.91%

Total interest-bearing liabilities	390,950	7,290	1.86%	394,520	9,722	2.46%	376,832	13,038	3.46%

NON-INTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	42,066			36,439			33,501
Other liabilities	2,202			3,519			3,971
Shareholders’ equity	44,961			41,997			38,056

Total liabilities and shareholders’ equity	$480,179			$476,475			$452,360

Net interest income		$17,119			$14,882			$13,333

Interest rate spread			3.60%			3.08%			2.73%
Net interest margin			3.83%			3.37%			3.15%
Average loans (excl LHFS) to average deposits			81.52%			86.73%			88.67%

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

	Comparison of Years Ended			Comparison of Years Ended
	December 31, 2010 and 2009			December 31, 2009 and 2008
	(in thousands)
	Increase (Decrease) Due to
	Balance	Rate	Total	Balance	Rate	Total
Interest earned on:
Tax-exempt securities	$(38)	$(5)	$(43)	$82	$(7)	$75

Taxable securities	148	(453)	(305)	(558)	(280)	(838)

Federal funds sold and cash in banks	23	11	34	2	(80)	(78)
Net loans and loans held for sale	(758)	877	119	1,689	(2,615)	(926)

Total interest income	$(625)	$430	$(195)	$1,215	$(2,982)	$(1,767)

Interest paid on:

NOW deposits	19	(4)	15	43	(208)	(165)

Money market deposits	150	20	170	60	(88)	(28)
Savings deposits	(5)	(12)	(17)	(309)	(512)	(821)
Time deposits	(298)	(2,278)	(2,576)	1,053	(3,244)	(2,191)
Borrowed funds	(238)	214	(24)	36	(147)	(111)

Total interest expense	$(372)	$(2,060)	$(2,432)	$883	$(4,199)	$(3,316)

Increase (decrease) in net interest income	$(253)	$2,490	$2,237	$332	$1,217	$1,549

Loan Portfolio
The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 2010, the Bank’s loan portfolio, excluding loans held for sale, consisted of 64.2% real estate mortgage loans, 27.3% real estate construction loans, 6.4% commercial loans and 2.1% consumer/installment loans.
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
With respect to loans which exceed the Bank’s lending limits or established credit criteria, the Bank may originate such loans and sell them to another bank. The Bank may also purchase loans originated by other banks. Management of the Bank does not believe that its loan purchase participations will necessarily pose any greater risk of loss than loans which the Bank originates.
The following table presents the categories of loans contained in the Bank’s loan portfolio as of the end of the five most recent fiscal years and the total amount of all loans for such periods:

	December 31,
Type of Loan	2010	2009	2008	2007	2006
	(in thousands)

Commercial and industrial	$20,298	$22,906	$31,173	$29,582	$27,692
Real estate — construction	86,418	107,429	105,032	89,580	73,502
Real estate — residential	61,194	66,050	65,958	53,557	47,319
Real estate — commercial	142,351	133,140	125,194	139,111	121,822
Consumer	6,606	7,468	9,092	10,487	10,609

Subtotal	$316,867	$336,993	$336,449	$322,317	$280,944

Less:

Unearned income and deferred loan fees	(58)	(144)	(156)	(116)	(61)
Allowance for possible loan losses	(7,866)	(5,072)	(4,284)	(5,059)	(4,386)

Total (net of allowance)	$308,943	$331,777	$332,009	$317,142	$276,497

In addition to the above, the Bank also had $46.6 million and $58.1 million of single family residential mortgage loans held for sale that were originated by the Bank’s Mortgage Division at December 31, 2010 and 2009, respectively.

The table below presents an analysis of maturities of certain categories of loans as of December 31, 2010:

	Due in 1
	Year or	Due in 1 to	Due After
Type of Loan	Less	5 Years	5 Years	Total
	(In thousands)
Commercial and industrial	$10,962	$9,336	$—	$20,298
Real estate — construction	77,342	8,994	82	86,418

Total	$88,304	$18,330	$82	$106,716

The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 2010 (in thousands):

Loans due after 1 year with predetermined interest rates	$17,037
Loans due after 1 year with floating interest rates	$1,375

Total loans due after 1 year	$18,412

The following table presents information regarding non-accrual and past due loans at the dates indicated:

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a non-accrual basis
Number	50	63	56	65	49
Amount	$6,257	$6,190	$5,061	$11,558	$2,286

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	—	—	3	4	2
Amount	$—	$—	$1	$18	$71
Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or when, in management’s judgment, the interest will not be collectible in the normal course of business. Additional interest income of approximately $179,000 in 2010 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized in 2010 on loans that have been accounted for on a non-accrual basis.
The following table presents loans classified as “troubled debt restructurings” as defined in ASC 310-40:

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Troubled debt restructurings	$9,250	$4,188	$—	$—	$—
At December 31, 2010, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience
An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollar amounts in thousands)

Allowance for loan losses, beginning of year	$5,072	$4,284	$5,059	$4,386	$3,756
Charge-offs:

Real estate — construction	3,663	1,382	1,107	—	—
Real estate — residential	980	553	798	28	98
Real estate — commercial	850	—	26	—	—
Commercial and industrial	139	208	223	163	106
Consumer	147	199	110	97	95

	5,779	2,342	2,264	288	299

Recoveries:
Real estate — construction	16	—	—	—	—
Real estate — residential	13	4	3	11	8
Real estate — commercial	22	1	—	—	—
Commercial and industrial	63	14	5	10	16
Consumer	104	29	25	31	7

	218	48	33	52	31

Net (charge-offs) recoveries	(5,561)	(2,294)	(2,231)	(236)	(268)

Provision charged to operations	8,355	3,082	1,456	909	898

Allowance for loan losses, end of year	$7,866	$5,072	$4,284	$5,059	$4,386

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(1.49%)	(.67%)	(.67%)	(.08%)	(.10%)
Allowance for Loan Losses
In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.

Accordingly, management has established an allowance for loan losses, which totaled approximately $7,866,000 at December 31, 2010, which is allocated according to the following table, along with the percentage of loans in each category to total loans:

	2010		2009		2008		2007		2006
		Portfolio		Portfolio		Portfolio		Portfolio		Portfolio
	Allowance	as % of	Allowance	as % of	Allowance	as % of	Allowance	as % of	Allowance	as % of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Commercial and industrial	$227	6.4%	$259	6.8%	$436	9.3%	$562	9.2%	$883	9.9%
Real estate — construction	3,908	27.3%	2,364	31.9%	1,838	31.2%	1,928	27.8%	1,442	26.2%
Real estate — residential	1,070	19.3%	827	19.6%	622	19.6%	639	16.6%	650	16.8%
Real estate — commercial	1,617	44.9%	1,319	39.5%	1,147	37.2%	1,608	43.2%	1,110	43.4%
Consumer	251	2.1%	176	2.2%	133	2.7%	195	3.2%	191	3.7%
Unallocated	793	—	127	—	107	—	127	—	110	—

Total	$7,866		$5,072		$4,284		$5,059		$4,386

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
Real estate residential loans constituted approximately 19.3% of outstanding loans at December 31, 2010. Residential mortgages are generally secured by the underlying residence. Management of the Bank currently believes that these loans are adequately secured.
Real estate commercial loans were approximately 44.9% of outstanding loans at December 31, 2010. Management believes the risk of loss for commercial real estate loans is generally higher than residential loans. Management continuously monitors the performance of the commercial real estate portfolio and collateral values.
Real estate construction loans represented approximately 27.3% of the Bank’s outstanding loans at December 31, 2010. This category of the loan portfolio consists of commercial and residential construction and development loans located in the Bank’s market areas in Georgia and Florida. Management of the Bank closely monitors the performance of these loans and periodically inspects properties and development progress. Management considers these factors in estimating and evaluating the allowance for loan losses.
Commercial loans represented approximately 6.4% of outstanding loans at December 31, 2010. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank’s loan portfolio. However, the Bank generally originates commercial loans on a secured basis, and at December 31, 2010, over 99% of the Bank’s commercial loans were secured. Management believes that the secured status of a substantial portion of the commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

Consumer loans represented approximately 2.1% of outstanding loans at December 31, 2010 and are also well secured. At December 31, 2010, the majority of the Bank’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans inherently possess less risk than other categories of loans.
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
Cash and Due from Banks
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in “Cash and Due from Banks.” As of December 31, 2010, interest-bearing cash on deposit with correspondent banks totaled $3.3 million compared to $2.1 million as of December 31, 2009. Interest-bearing cash on deposit in the Federal Reserve excess balance fund was $22.2 million as of December 31, 2010 compared to $0 as of December 31, 2009. Funds required to be on reserve with the Federal Reserve totaled $0 and $78,000 as of December 31, 2010 and 2009, respectively.
Investments
As of December 31, 2010, investment securities comprised approximately 17.9% of the Bank’s assets. The Bank invests primarily in obligations of the United States or agencies of the United States, mortgage-backed securities and obligations, certain obligations of states and municipalities, corporate securities, Federal Home Loan Bank stock, and bank-owned life insurance. The Bank also enters into federal funds transactions with its principal correspondent banks. The Bank may act as a net seller or net purchaser of such funds.
The following table presents, for the dates indicated, the estimated fair market value of the Bank’s investment securities available for sale. The Bank has classified all of its investment securities as available for sale:

	December 31,
	2010	2009	2008
	(In thousands)
Obligations of the U.S. Treasury and other U.S government agencies	$28,229	$10,652	$27,330
Mortgage-backed securities	39,600	23,904	20,190
Obligations of States and political subdivisions	9,075	9,783	9,924
Corporate obligations	—	122	150

Total investment securities	$76,904	$44,461	$57,594

Federal Home Loan Bank stock	2,527	2,828	2,201

Total investment securities and FHLB stock	$79,431	$47,289	$59,795

The following tables present the contractual maturities and weighted average yields of the Bank’s investment securities as of December 31, 2010:

	Maturities of Investment Securities
	Less Than	One To	Five To	Over
	One Year	Five Years	Ten Years	Ten Years
	(In thousands)
Obligations of the U.S. Treasury and other U.S. government agencies	$—	$1,987	$10,441	$15,801
Mortgage-backed securities	419	—	1,774	37,408
Obligations of States and political subdivisions	—	1,495	4,325	3,255
Federal Home Loan Bank stock	2,527	—	—	—

Total	$2,946	$3,482	$16,540	$56,464

	Weighted Average Yields
	Less Than	One To	Five To	Over
	One Year	Five Years	Ten Years	Ten Years
Obligations of the U.S. Treasury and other U.S. government agencies	—	1.00%	2.69%	6.00%
Mortgage-backed securities	2.52%	—	4.01%	3.13%
Obligations of States and political subdivisions	—	4.01%	3.92%	4.06%
Federal Home Loan Bank stock	—	—	—	—
Total weighted average yield	2.52%	2.29%	3.15%	3.31%
The weighted average yields on tax-exempt obligations presented in the table above have been computed on a tax-equivalent basis.
Increased liquidity has resulted in significant increases in investment securities, resulting in greater occurrence of issuer concentrations. The table below reflects investments with issuers exceeding 10% of the Company’s shareholders’ equity as of December 31, 2010:

	Book Value	Market Value
	(in thousands)
Freddie Mac
U.S. agency securities	$9,500	$9,441
Mortgage-backed securities	7,542	7,733
Ginnie Mae
Mortgage-backed securities	11,442	11,566
Fannie Mae
Mortgage-backed securities	15,718	15,782
Small Business Association
U.S. agency securities	14,265	14,261

Total	$58,467	$58,783

In September 2007, an $8.0 million bank-owned life insurance policy (BOLI) was acquired in order to insure the key officers of the Bank. Per ASC 325-30, “Investments in Insurance Contracts,” this policy recorded at its cash surrender value, net of surrender charges and/or early termination charges. As of December 31, 2010, the BOLI cash surrender value was $9.2 million resulting in other income for 2010 of $398,000 and an annualized net yield of 4.43%.

Deposits
The Bank offers a wide range of commercial and consumer interest bearing and non-interest bearing deposit accounts, including checking accounts, money market accounts, negotiable order of withdrawal (“NOW”) accounts, individual retirement accounts, certificates of deposit and regular savings accounts. The sources of deposits are residents, businesses and employees of businesses within the Bank’s market area, obtained through the personal solicitation of the Bank’s officers and directors, direct mail solicitation and advertisements published in the local media. Although de-emphasized in 2010, the Bank has also utilized the brokered certificate of deposit market and the CDARS program for funding needs for loan origination and liquidity. These brokered and CDARS deposits are included in time deposits on the balance sheet. The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank’s market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and similar items.
The following table details, for the indicated periods, the average amount of and average rate paid on each of the following deposit categories (dollar amounts in thousands):

	December 31,
	2010		2009		2008
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
Deposit Category	Amount	Paid	Amount	Paid	Amount	Paid
	(in thousands)
Non-interest bearing demand deposits	$42,066	—	$36,439	—	$33,501	—
NOW and money market deposits	63,299	0.85%	47,245	0.74%	40,447	1.34%
Savings deposits	52,102	1.09%	52,515	1.12%	67,259	2.09%

Time deposits	246,359	2.12%	256,146	3.05%	231,736	4.31%
The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2010 were as follows:

2010
(in thousands)

Three months or less	$23,973
Over three months through six months	30,996
Over six months through twelve months	43,211
Over twelve months	73,663

Total	$171,843

Borrowed Funds
The Bank’s borrowed funds consist of short-term borrowings and long-term debt, including federal funds purchased, retail repurchase agreements and lines of credit with the Federal Home Loan Bank and the Federal Reserve. The average balance of borrowed funds was approximately $29.2 million, $38.4 million, and $36.8 million for the years ended December 31, 2010, 2009, and 2008.
The most significant borrowed funds categories for the Bank are the lines of credit from the Federal Home Loan Bank, consisting of the “Loans Held for Sale” program, a 1-4 family and commercial real estate loans line of credit (1-4 LOC), and two long-term convertible advances.

At December 31, 2010, 2009 and 2008, there was no outstanding balance on the LHFS line of credit. The average balance outstanding for the year 2010 on the LHFS line of credit was $3,000 with a weighted average interest rate of 0.97%. The average balance outstanding for the year 2009 on the LHFS line of credit was $1.7 million with a weighted average interest rate of 1.05%. For 2008, the average balance outstanding was $76,000 with a weighted average interest rate of 3.20%. The maximum amount outstanding on the LHFS line of credit at any month end during 2010 was $0, compared to $10.8 million, in 2009, and $4.0 million in 2008. The LHFS line of credit is secured by the mortgage loans held for sale originated with the borrowed funds. The interest rate on the LHFS line of credit is equal to the Federal Home Loan Bank’s Daily Rate Credit Program rate plus 50 basis points.
At December 31, 2010, the outstanding balance on the 1-4 LOC was $0, compared to an outstanding balance of $3.6 million with an interest rate of 0.36% at December 31, 2009. In 2008 the outstanding balance was $6.0 million with an interest rate of 0.46%. The average balance outstanding on the 1-4 LOC was $244,000 for 2010 with a weighted average interest rate of 0.47%. The average balance outstanding on the 1-4 LOC was $4.6 million for 2009 with a weighted average interest rate of 0.47%. In 2008, the average balance outstanding was $8.3 million with a weighted average interest rate of 2.40%. The maximum amount outstanding on the 1-4 LOC at any month end during 2010 was $7.0 million, compared to $8.6 million in 2009, and $24.0 million in 2008. This 1-4 LOC is secured by the Bank’s portfolio of 1-4 family first mortgage loans, excluding those loans that are held for sale, and commercial real estate loans. The interest rate on the 1-4 LOC is equal to the Federal Home Loan Bank’s Daily Rate Credit Program.
During 2007, a long-term convertible advance was established as an additional line of credit. At December 31, 2010, the outstanding balance on this advance was $10.0 million with a weighted average interest rate of 3.83%. This advance matures December 2012 and was callable until December 2010. An additional, but similar, long-term convertible advance was also established during 2008. At December 31, 2010, the outstanding balance on this advance was $15.0 million with a weighted average interest rate of 3.33%. This advance matures May 2013 and was callable until May 2010.
Return on Equity and Assets
The following table presents certain profitability, return and capital ratios for the Company as of the end of the past three fiscal years.

	December 31,
	2010	2009	2008

Return on Average Assets	0.32%	0.79%	0.62%
Return on Average Equity	3.41%	8.93%	7.36%
Dividend Payout Ratio	—	—	—
Equity to Assets Ratio	9.08%	8.94%	8.48%
Liquidity and Interest Rate Sensitivity
Deposit levels and the associated timing and quantity of funds flowing into and out of a bank inherently involve a degree of uncertainty. In order to ensure that it is capable of meeting depositors’ demands for funds, the Bank must maintain adequate liquidity. Liquid assets consisting primarily of cash and deposits due from other banks, federal funds sold, funds held in a Federal Reserve excess balance account, and investment securities maturing within one year provide the source of such funds. Insufficient liquidity may force a bank to engage in emergency measures to secure necessary funding, which could be costly and negatively affect earnings. The Bank monitors its liquidity on a monthly basis and seeks to maintain it at an optimal level.
As of December 31, 2010, the Bank’s liquidity ratio was 28.5% as compared to 23.4% at December 31, 2009. In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with First National Bankers Bank and SunTrust Bank. Management is not aware of any demands, commitments or uncertainties which could materially affect the Bank’s liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities at December 31, 2010 with a total market value of $79.1 million in its available-for-sale portfolio and Federal Home Loan Bank stock which would provide an additional source of liquidity.

Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank’s exposure to interest rate risk. Various assets and liabilities are termed “rate sensitive” when the interest rate can be replaced. By definition, the “gap” is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon. At December 31, 2010, the Bank was asset sensitive in the 0-3 month and 5 years or more time frames, but liability sensitive in the 3-12 month and 1-5 years time frames.
The following is an analysis of rate sensitive assets and liabilities as of December 31, 2010 (in thousands):

				5 years
	0 - 3 mos.	3 - 12 mos.	1 - 5 years	or more	Total

Taxable securities	$158	$261	$1,987	$65,423	$67,829
Tax-exempt securities	—	—	1,495	7,580	9,075
Federal funds sold and cash in banks	25,526	—	—	—	25,526
Loans	150,913	74,914	77,407	60,145	363,379

Total rate sensitive assets	176,597	75,175	80,889	133,148	465,809

NOW and money market deposits	74,681	—	—	—	74,681
Savings deposits	53,880	—	—	—	53,880
Time deposits	36,520	113,196	94,772	98	244,586

Total rate sensitive deposits	165,081	113,196	94,772	98	373,147

Borrowed funds	3,467	—	—	—	3,467

Total rate sensitive liabilities	168,548	113,196	94,772	98	376,614

Excess of rate sensitive assets less rate sensitive liabilities	$8,049	$(38,021)	$(13,883)	$133,050	$89,195
Cumulative ratio of rate sensitive assets to liabilities	105%	89%	88%	124%
Cumulative gap	$8,049	$(29,972)	$(43,855)	$89,195
Capital Resources
The equity capital of the Bank totaled $44.6 million at December 31, 2010, an increase of $1.5 million, or 3.5%, from equity capital of $43.1 million at December 31, 2009. The increase in equity capital was attributable to the Bank’s net income of $1.7 million, offset by a decrease of $0.1 million in the Bank’s after-tax unrealized gain/(loss) on available-for-sale securities which, under ASC 320-10, “Investments-Debt and Equity Securities,” is recognized in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account. The equity capital of the Company consolidated totaled $45.0 million at December 31, 2010 compared to $43.3 million at December 31, 2009.
Management believes that the capitalization of the Company and the Bank consolidated is adequate to sustain the growth experienced in 2010. The following table sets forth the applicable actual and required capital ratios for the Company and the Bank as of December 31, 2010:

		Minimum
	December 31, 2010	Regulatory Requirement
Bank

Total risk-based capital ratio	12.91%	8.0%
Tier 1 Capital ratio	11.65%	4.0%
Leverage ratio	9.17%	4.0%

Company — Consolidated

Total risk-based capital ratio	13.01%	8.0%
Tier 1 Capital ratio	11.75%	4.0%
Leverage ratio	9.24%	4.0%
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
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. At December 31, 2010, the Company classified $76.9 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets.
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
Following is an analysis of significant off-balance sheet financial instruments:

	December 31, 2010	December 31, 2009
	(In thousands)

Commitments to extend credit	$49,477	$59,082
Standby letters of credit	5,154	5,712

Total	$54,631	$64,794

Contractual Obligations
We have various contractual obligations that we must fund as part of our normal operations. The following table shows aggregate information about our contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2010, based upon rates in effect at December 31, 2010.
Payments Due by Period (in thousands)

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Time Deposits	$244,586	$149,716	$82,629	$12,144	$97
Long-Term Debt	27,154	957	26,197	—	—
Data Processing Obligations	3,261	712	1,423	1,126	—
Operating Lease Obligations	703	297	378	14	14
Service Contract Obligations	400	287	113	—	—

Total	$276,104	$151,969	$110,740	$13,284	$111

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2010 and 2009

Consolidated Statements of Income for the years ended December 31, 2010 and 2009

Consolidated Statements of Comprehensive Income for the years ended December 31, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There has been no occurrence requiring a response to this item.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the fiscal year covered by this report and have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
Pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report, this report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
Not applicable.

PART III
Certain information required by Part III of this Form 10-K is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Shareholders to be held on May 23, 2011 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the Securities and Exchange Commission.

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
The information responsive to this item is incorporated by reference from the section entitled “Proposal No. 3: Ratification of Appointment of Cherry, Bekaert & Holland, L.L.P.” contained in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)1. The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2010 and 2009

Consolidated Statements of Income for the years ended December 31, 2010 and 2009

Consolidated Statements of Comprehensive Income for the years ended December 31, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

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

*10.1.1	—	Amendment to 1997 Stock Option Plan effective July 28, 2008 (filed herewith).

*10.1.2	—
Amendment to 1997 Stock Option Plan effective July 26, 2010 (incorporated herein by reference to the exhibit 10.2 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, previously filed with the Commission).

* 10.1	—
1997 Stock Option Plan (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Commission).

* 10.2	—
2004 Incentive Plan as amended (incorporated herein by reference to the Exhibit 10.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, previously filed with the Commission).

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

* 10.6	—	Compensation Arrangement with Remer Y. Brinson, III (filed herewith).

* 10.7	—	Compensation Arrangement with Thomas J. Flournoy (filed herewith).

* 10.8	—	First Bank of Georgia Annual Incentive Plan for Remer Y. Brinson, III (filed herewith).

Exhibit
Number		Description of Exhibit

* 10.9	—
Directors Equity Incentive Plan effective October 26, 2009 (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Commission).

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

GEORGIA-CAROLINA BANCSHARES, INC.
Date: March 29, 2011	By:	/s/ Remer Y. Brinson, III
Remer Y. Brinson, III
President and Chief Executive Officer (principal executive officer)

Date: March 29, 2011	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS	DATE	DIRECTORS	DATE

/s/ Patrick G. Blanchard Patrick G. Blanchard	March 29, 2011	/s/ Robert N. Wilson, Jr. Robert N. Wilson, Jr.	March 29, 2011

/s/ Remer Y. Brinson, III Remer Y. Brinson, III	March 29, 2011	/s/ A. Montague Miller A. Montague Miller	March 29, 2011

/s/ Mac A. Bowman Mac A. Bowman	March 29, 2011	/s/ George H. Inman George H. Inman	March 29, 2011

/s/ Philip G. Farr Philip G. Farr	March 29, 2011	/s/ David W. Joesbury, Sr. David W. Joesbury, Sr.	March 29, 2011

/s/ Samuel A. Fowler, Jr. Samuel A. Fowler, Jr.	March 29, 2011	/s/ James L. Lemley, M.D. James L. Lemley, M.D.	March 29, 2011

/s/ Arthur J. Gay, Jr. Arthur J. Gay, Jr.	March 29, 2011	/s/ Julian W. Osbon Julian W. Osbon	March 29, 2011

/s/ John W. Lee John W. Lee	March 29, 2011	/s/ Bennye M. Young Bennye M. Young	March 29, 2011

/s/ William D. McKnight William D. McKnight	March 29, 2011