Form 10-Q
period 2011-03-31
Georgia-Carolina Bancshares, Inc
filed 2011-05-12
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2011

Common Stock, $.001 Par Value	3,551,780 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$46,957	$31,696
Securities available-for-sale	100,984	76,904
Loans, net of allowance for loan losses of $7,398 and $7,866, respectively	316,169	308,943
Loans, held for sale	15,528	46,570
Bank premises and equipment	9,147	9,271
Accrued interest receivable	1,848	1,679
Foreclosed real estate	2,931	2,751
Deferred tax asset, net	2,494	2,475
Federal Home Loan Bank stock	2,527	2,527
Bank-owned life insurance	9,295	9,210
Other assets	2,869	3,267

Total assets	$510,749	$495,311

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$45,974	$41,602
Interest-bearing:
NOW accounts	40,620	38,668
Savings	58,112	53,880
Money market accounts	42,751	36,013
Time deposits of $100,000 or more	169,726	171,843
Other time deposits	71,549	72,743

Total deposits	428,732	414,749

Borrowings:
Repurchase agreements	3,068	3,467
Long-term debt	25,000	25,000
Other borrowings	3,625	3,625
Other liabilities	4,032	3,494

Total liabilities	464,457	450,335

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 9,000,000 shares authorized; 3,546,125 and 3,536,715 shares issued and outstanding	4	4
Additional paid-in-capital	15,927	15,847
Retained earnings	30,280	28,889
Accumulated other comprehensive income	81	236

Total shareholders’ equity	46,292	44,976

Total liabilities and shareholders’ equity	$510,749	$495,311

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Interest income
Interest and fees on loans	$5,069	$5,552
Interest on taxable securities	520	394
Interest on nontaxable securities	103	97
Interest on Federal funds sold and other interest	25	7

Total interest income	5,717	6,050

Interest expense
Interest on time deposits of $100,000 or more	673	936
Interest on other deposits	725	722
Interest on funds purchased and other borrowings	276	223

Total interest expense	1,674	1,881

Net interest income	4,043	4,169

Provision for loan losses	99	1,086

Net interest income after provision for loan losses	3,944	3,083

Non-interest income
Service charges on deposits	385	343
Gain on sale of mortgage loans	2,091	2,419
Other income	384	268

Total non-interest income	2,860	3,030

Non-interest expense
Salaries and employee benefits	2,969	3,052
Occupancy expenses	394	420
Other expenses	1,383	1,613

Total non-interest expense	4,746	5,085

Income before income taxes	2,058	1,028

Income tax expense	667	190

Net income	$1,391	$838

Net income per share of common stock
Basic	$0.39	$0.24

Diluted	$0.39	$0.24

Dividends per share of common stock	$—	$—

See notes to condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010

Net Income	$1,391	$838
Other comprehensive income (loss):

Unrealized holding gain (loss) arising during the period	(204)	113
Reclassification for gain (loss) included in net income	—	—
Reclassification for other-than-temporary impairment included in net income	(38)	—
Tax effect	87	(41)

Total other comprehensive income (loss)	(155)	72

Comprehensive income	$1,236	$910

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$1,391	$838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155	165
Provision for loan losses	99	1,086
Stock option expense	27	22
Stock compensation	40	45
Increase in cash value of bank-owned life insurance	(85)	(85)
Gain on sales of foreclosed real estate	(178)	(45)
Loss on sales of premises and equipment	10	—
Other-than-temporary impairment of security	38	—
Gain on loans held for sale	(2,091)	(2,419)
Proceeds from sale of loans held for sale	114,029	147,778
Originations of loans held for sale	(80,896)	(117,398)
Increase in accrued interest receivable	(151)	(4)
Decrease in accrued interest payable	(157)	(14)
(Increase) decrease in deferred income tax asset, net	68	(229)
Decrease in other assets	372	1,060
Increase in other liabilities	695	276

Net cash provided by operating activities	33,366	31,076

Cash flows from investing activities
Decrease in federal funds sold	—	3,175
Loan originations and collections, net	(7,975)	(4,148)
Purchases of available-for-sale securities	(27,617)	(19,252)
Proceeds from maturities, sales & calls of available-for-sale securities, net	3,257	7,541
Proceeds from sales of foreclosed real estate	648	941
Net additions to bank premises and fixed assets	(15)	(27)

Net cash used in investing activities	(31,702)	(11,770)

Cash flows from financing activities
Increase (decrease) in deposits	13,983	(1,470)
Decrease in FHLB borrowings	—	(3,600)
Increase (decrease) in repurchase agreements and other borrowings	(399)	199
Proceeds from stock options exercised	13	—

Net cash provided by (used in) financing activities	13,597	(4,871)

Net increase in cash and due from banks	15,261	14,435
Cash and due from banks at beginning of period	31,696	13,055

Cash and due from banks at end of period	$46,957	$27,490

See notes to the condensed consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
Note 1 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”), its wholly owned subsidiary, First Bank of Georgia (the “Bank”), and the wholly owned subsidiary of the Bank, Willhaven Holdings, LLC. All intercompany transactions and accounts have been eliminated in consolidation of the Company and the Bank.
The financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Loans
The composition of loans for the periods ended March 31, 2011 and December 31, 2010 is summarized as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)

Commercial and industrial	$19,827	$20,298
Real estate — construction	90,233	86,418
Real estate — residential	59,695	61,194
Real estate — commercial	147,387	142,351
Consumer	6,505	6,606

Total loans receivable	323,647	316,867
Deferred loan fees	(80)	(58)

Total loans	323,567	316,809
Allowance for loan losses	(7,398)	(7,866)

Loans, net of allowance for loan losses	$316,169	$308,943

The Company categorizes loans into risk grades based on relevant information about the ability of borrowers to service their debt such as: future repayment ability, financial condition, collateral, administration, management ability of borrower, and history and character of borrower. Grades are assigned at loan origination and may be changed due to the result of a loan review or at the discretion of management. The Company uses the following definitions for risk grades:
Grade 1: Loans classified as Grade 1 are considered the highest quality with borrowers of unquestionable financial strength. Financial standing of the individual is known and the borrower exhibits superior liquidity, net worth, cash flow and leverage.
Grade 2: Loans classified as Grade 2 are considered above average quality and have minimal risk. The borrower has stable and reliable cash flow and above average liquidity.
Grade 3: Loans classified as Grade 3 are considered average quality. The borrower has reliable cash flow and alternate sources of repayment which may require the sale of assets. Financial position has been leveraged to a modest degree; however, the borrower has a relatively strong net worth considering income and debt.
Grade 4: Loans classified as Grade 4 are considered below average quality. The borrower’s sources of income or cash flow have become unstable or may possibly decline given current business or economic conditions. The borrower may also have a highly leveraged financial position or limited capital.
Grade 5: Loans classified as Grade 5 are considered to be special mention assets. These loans have potential weaknesses which may inadequately protect the Bank’s position at some future date. The borrower exhibits some degree of weakness in financial condition that may manifest itself in a reduction of net worth or liquidity. Infrequent delinquencies may occur.
Grade 6: Loans classified as Grade 6 are considered to be substandard. These loans have well defined weaknesses in the primary repayment source and undue reliance is placed on secondary repayment sources such as collateral or guarantors. No loss is currently expected; however there is a distinct possibility that the Bank will sustain some future loss if the credit weaknesses are not corrected. Net worth, repayment ability, management and collateral protection all exhibit weakness.
As of March 31, 2011 and December 31, 2010 the risk grades of loans by loan type are as follows:
Credit Risk Profile by Risk Grade Category:
As of March 31, 2011
(in thousands)

	Commercial
	and	Real Estate –	Real Estate –	Real Estate –
	Industrial	Construction	Residential	Commercial	Consumer	Total

Grade 1	$277	$—	$—	$—	$950	$1,227
Grade 2	133	—	220	803	124	1,280
Grade 3	15,823	18,163	49,161	91,428	5,088	179,663
Grade 4	2,976	64,938	7,373	48,542	111	123,940
Grade 5	—	3,270	566	284	—	4,120
Grade 6	631	3,957	2,374	6,330	115	13,407
In process	(13)	(95)	1	—	117	10

Total loans receivable	$19,827	$90,233	$59,695	$147,387	$6,505	$323,647

As of December 31, 2010
(in thousands)

	Commercial
	and	Real Estate –	Real Estate –	Real Estate –
	Industrial	Construction	Residential	Commercial	Consumer	Total

Grade 1	$251	$—	$—	$—	$794	$1,045
Grade 2	133	—	235	1,059	100	1,527
Grade 3	15,939	14,879	48,901	86,109	5,370	171,198
Grade 4	3,338	62,594	7,801	44,126	99	117,958
Grade 5	—	4,375	568	2,862	—	7,805
Grade 6	637	4,348	3,666	8,195	125	16,971
In process	—	222	23	—	118	363

Total loans receivable	$20,298	$86,418	$61,194	$142,351	$6,606	$316,867

The following table presents the activity in the allowance for loan losses by loan type for the three months ended March 31, 2011 and 2010:
Allowance for Loan Losses Activity
For the Three Months Ended March 31, 2011 and 2010
(in thousands)

	Commercial
	and	Real Estate –	Real Estate –	Real Estate –
	Industrial	Construction	Residential	Commercial	Consumer	Unallocated	Total

Three Months Ended March 31, 2011:

Beginning balance	$227	$3,908	$1,070	$1,617	$251	$793	$7,866
Charge-offs	—	(319)	(247)	(116)	(14)	—	(696)
Recoveries	64	—	42	—	23	—	129
Provisions	(170)	288	100	34	(72)	(81)	99

Ending Balance	$121	$3,877	$965	$1,535	$188	$712	$7,398

Ending Balances:
Individually evaluated for impairment	$25	$100	$179	$—	$71	$—	$375

Collectively evaluated for impairment	$96	$3,777	$786	$1,535	$117	$712	$7,023

	Commercial
	and	Real Estate –	Real Estate –	Real Estate –
	Industrial	Construction	Residential	Commercial	Consumer	Unallocated	Total

Three Months Ended March 31, 2010:

Beginning balance	$259	$2,364	$827	$1,319	$176	$127	$5,072
Charge-offs	(3)	(810)	(159)	—	(68)	—	(1,040)
Recoveries	59	—	2	—	66	—	127
Provisions	82	41	90	331	17	525	1,086

Ending Balance	$397	$1,595	$760	$1,650	$191	$652	$5,245

Ending Balances:
Individually evaluated for impairment	$170	$279	$132	$500	$46	$—	$1,127

Collectively evaluated for impairment	$227	$1,316	$628	$1,150	$145	$652	$4,118

The following table presents the recorded investment in loans receivable by loan type as of March 31, 2011 and December 31, 2010:
Recorded Investment in Loans Receivable
As of March 31, 2011 and December 31, 2010
(in thousands)

	Commercial
	and	Real Estate –	Real Estate –	Real Estate –
	Industrial	Construction	Residential	Commercial	Consumer	Unallocated	Total

March 31, 2011:
Ending balance — total	$19,827	$90,233	$59,695	$147,387	$6,505	$—	$323,647

Ending balances:
Individually evaluated for impairment	$622	$4,426	$1,623	$6,286	$115	$—	$13,072

Collectively evaluated for impairment	$19,205	$85,807	$58,072	$141,101	$6,390	$—	$310,575

December 31, 2010:
Ending balance — total	$20,298	$86,418	$61,194	$142,351	$6,606	$—	$316,867

Ending balances:
Individually evaluated for impairment	$627	$4,347	$3,185	$8,146	$122	$—	$16,427

Collectively evaluated for impairment	$19,671	$82,071	$58,009	$134,205	$6,484	$—	$300,440

The following tables present loans individually evaluated for impairment by loan type for the three months ended March 31, 2011 and the year ended December 31, 2010:
Impaired Loans
For the Three Months Ended March 31, 2011
(in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial and industrial	$597	$608	$—	$538	$8
Real estate — construction	4,101	8,008	—	4,883	14
Real estate — residential	1,444	1,547	—	1,272	11
Real estate — commercial	6,286	6,318	—	6,245	99
Consumer	44	62	—	44	—

Total	$12,472	$16,543	$—	$12,982	$132

With an allowance recorded:
Commercial and industrial	$25	$25	$25	$28	—
Real estate — construction	325	325	100	325	6
Real estate — residential	179	179	179	179	3
Real estate — commercial	—	—	—	—	—
Consumer	71	71	71	74	1

Total	$600	$600	$375	$606	$10

Total:
Commercial and industrial	$622	$633	$25	$566	$8
Real estate — construction	4,426	8,333	100	5,208	20
Real estate — residential	1,623	1,726	179	1,451	14
Real estate — commercial	6,286	6,318	—	6,245	99
Consumer	115	133	71	118	1

Total	$13,072	$17,143	$375	$13,588	$142

Impaired Loans
For the Year Ended December 31, 2010
(in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial and industrial	$597	$608	$—	$481	$30
Real Estate — Construction	3,705	7,330	—	7,341	97
Real Estate — Residential	2,466	2,628	—	2,677	81
Real Estate — Commercial	7,680	8,530	—	8,534	498
Consumer	49	68	—	77	2

Total	$14,497	$19,164	$—	$19,110	$708

With an allowance recorded:
Commercial and industrial	$30	$30	$30	$36	$2
Real Estate — Construction	642	703	160	703	27
Real Estate — Residential	719	719	271	642	37
Real Estate — Commercial	466	466	149	473	32
Consumer	73	73	73	77	6

Total	$1,930	$1,991	$683	$1,931	$104

Total:
Commercial and industrial	$627	$638	$30	$517	$32
Real Estate — Construction	4,347	8,033	160	8,044	124
Real Estate — Residential	3,185	3,347	271	3,319	118
Real Estate — Commercial	8,146	8,996	149	9,007	530
Consumer	122	141	73	154	8

Total	$16,427	$21,155	$683	$21,041	$812

The following tables present the aging of the recorded investment in past due loans receivable as of March 31, 2011 and December 31, 2010 by loan type of loans:
Age Analysis of Past Due Loans Receivable
As of March 31, 2011
(in thousands)

							Recorded
	30-59						Investment
	Days	60-89	Greater		Current		> 90 Days
	Past	Days	Than 90	Total	and not	Total Loans	and
	Due	Past Due	Days	Past Due	Past Due	Receivable	Accruing
Commercial and industrial	$136	$34	$4	$174	$19,653	$19,827	$—
Real estate — construction	753	375	2,726	3,854	86,379	90,233	—
Real estate — residential	1,876	71	546	2,493	57,202	59,695	—
Real estate — commercial	3,439	—	—	3,439	143,948	147,387	—
Consumer	46	3	51	100	6,405	6,505	—

Total	$6,250	$483	$3,327	$10,060	$313,587	$323,647	$—

Age Analysis of Past Due Loans Receivable
As of December, 31, 2010
(in thousands)

							Recorded
	30-59						Investment
	Days	60-89	Greater		Current		> 90 Days
	Past	Days	Than 90	Total	and not	Total Loans	and
	Due	Past Due	Days	Past Due	Past Due	Receivable	Accruing
Commercial and industrial	$152	$30	$9	$191	$20,107	$20,298	$—
Real estate — construction	675	943	3,618	5,236	81,182	86,418	—
Real estate — residential	1,177	740	691	2,608	58,586	61,194	—
Real estate — commercial	55	217	90	362	141,989	142,351	—
Consumer	16	38	50	104	6,502	6,606	—

Total	$2,075	$1,968	$4,458	$8,501	$308,366	$316,867	$—

The following table presents the recorded investment in nonaccrual loans by loan type as of March 31, 2011 and December 31, 2010:
Loans Receivable on Nonaccrual Status
As of March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
Commercial and industrial	$36	$34
Real estate — construction	3,351	3,753
Real estate — residential	1,024	1,979
Real estate — commercial	—	408
Consumer	79	83

Total	$4,490	$6,257

The following tables present the Bank’s loans classified as troubled debt restructurings by loan type as of March 31, 2011 and December 31, 2010:
Troubled Debt Restructurings
As of March 31, 2011

			Post-Modification
		Pre-Modification	Outstanding
	Number of	Outstanding Recorded	Recorded
	Contracts	Investment	Investment
Commercial and industrial	1	$546	$548
Real estate — construction	4	2,091	1,572
Real estate — residential	3	1,024	1,019
Real estate — commercial	11	7,260	7,260

Total	19	$10,921	$10,399

Troubled Debt Restructurings
As of December 31, 2010

			Post-Modification
		Pre-Modification	Outstanding
	Number of	Outstanding Recorded	Recorded
	Contracts	Investment	Investment
Commercial and industrial	1	$546	$546
Real estate — construction	3	1,569	1,569
Real estate — residential	2	1,190	1,190
Real estate — commercial	9	5,945	5,945

Total	15	$9,250	$9,250

Note 3 — Stock-Based Compensation
The Company follows the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation,” to account for compensation costs under its stock option plans. The provisions of ASC 718 resulted in expense in the first three months of 2011 and 2010 of $26,911 and $21,970, respectively, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.
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
Note 4 — Earnings Per Share
Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers and other employees of the Company, diluted earnings per share are presented in the Statements of Income.

The following tables reconcile the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31, 2011
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$1,391,000	3,545,428	$0.39
Effect of stock options outstanding		—	—

Diluted EPS

Income available to common stockholders	$1,391,000	3,545,428	$0.39

	For the Three Months Ended March 31, 2010
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Basic EPS
Income available to common stockholders	$838,000	3,504,855	$0.24
Effect of stock options outstanding		—	—

Diluted EPS

Income available to common stockholders	$838,000	3,504,855	$0.24

For the three months ended March 31, 2011 and 2010 there were 15,117 and 9,123 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year. These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per common share for the three months ended March 31, 2011 and 2010.
Note 5 — Fair Value Measurement
For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in ASC 820-10, “Fair Value Measurements and Disclosures.” This standard also requires fair value measurements to be separately disclosed by level within the fair value hierarchy.
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
The estimated fair values of the Bank’s financial instruments, for those instruments for which the Bank’s management believes estimated fair value does not by nature approximate the instruments’ carrying amount, are as follows at March 31, 2011 and December 31, 2010 (dollars in millions):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Loans and loans held for sale	$339.1	$367.5	$363.4	$400.5

Time deposits	$241.3	$243.3	$244.6	$246.8
Under ASC 820-10, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are as follows:
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at March 31, 2011.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. At March 31, 2011, Level 2 assets include U.S. Government agency obligations, state and municipal bonds, corporate debt securities, mortgage-backed securities, and FHLB stock. Level 2 assets also include impaired loans and foreclosed real estate as discussed below.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has no Level 3 assets or liabilities at March 31, 2011.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
Investment Securities Available-for-Sale
Investment securities available-for-sale, including FHLB stock, are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. At March 31, 2011 and December 31, 2010 the Company classified $101.0 million and $76.9 million, respectively, of investment securities available-for-sale subject to recurring fair value adjustments as Level 2.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $15.5 million and $46.6 million of loans held for sale at March 31, 2011 and December 31, 2010, respectively.
Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once an individual loan is identified as impaired, management measures the impairment in accordance with ASC 310-10-35, “Receivables-Subsequent Measurements.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820-10, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans, classified as Level 2, totaled $13.1 million and $16.4 million at March 31, 2011 and December 31, 2010, respectively. Specific loan loss allowances for impaired loans totaled $375,000 and $683,000 at March 31, 2011 and December 31, 2010, respectively.
Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed assets as nonrecurring Level 3. Foreclosed real estate, classified as Level 2, totaled $2.9 million and $2.8 million at March 31, 2011 and December 31, 2010, respectively.
Below are tables that present information about certain assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

Fair Value Measurements at
March 31, 2011, Using,
Quoted
Prices in
	Assets/	Active	Significant	Significant
	Liabilities	Markets for	Other	Other
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	03/31/2011	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$100,984	$—	$100,984	$—

Fair Value Measurements at
December 31, 2010, Using,
Quoted
Prices in
	Assets/	Active	Significant	Significant
	Liabilities	Markets for	Other	Other
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$76,904	$—	$76,904	$—
Note 6 — Impact of Other Recently Issued Accounting Standards
In April 2011, the FASB issued Accounting Standards Update (ASU) 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which updates ASC 310-40, “Receivables — Troubled Debt Restructurings by Creditors.” The update provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance regarding the evaluation of both considerations above. Additionally, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. This amendment is effective for us July 1, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, we may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.
In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which updates ASC 310, “Receivables.” ASU 2011-01 temporarily delayed the effective date of the disclosures regarding troubled debt restructurings in ASU No. 2010-20 for public entities. The effective date is for interim and annual reporting periods ending after June 15, 2011.
In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were effective January 1, 2011.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures About Fair Value Measurements” which requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy is required for us beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for us on January 1, 2010.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies, but not specifically addressed in this report, are not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.
Note 7 — Commitments and Contingencies
The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in making loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At March 31, 2011, the Bank had outstanding loan commitments approximating $49.0 million.
Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $5.0 million as of March 31, 2011.
The Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Bank enters into best efforts forward sales commitments at the same time the commitments to originate are finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Bank’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $37.2 million each at March 31, 2011. The net unrealized gains/losses of the origination and sales commitments did not have a material effect on the consolidated financial statements of the Company at March 31, 2011.

The Bank has executed best efforts forward sales commitments related to retail mortgage loans, which are classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Bank’s market risk on these loans. The notional value of the forward sales commitments on retail mortgage loans at March 31, 2011 was approximately $18.9 million. The fair value of the sales commitments on retail mortgage loans resulted in no material gains or losses to the Bank at March 31, 2011.
The nature of the business of the Bank is such that it ordinarily results in a certain amount of litigation. In the opinion of management, there are no present litigation matters in which the anticipated outcome will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Georgia-Carolina Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia on January 31, 1997 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended. The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, state-chartered commercial bank. The Bank operates three offices in Augusta, Georgia, two offices in Martinez, Georgia and one office in Thomson, Georgia. The Bank also operates two non-depository, mortgage origination offices in Augusta, Georgia and Savannah, Georgia. The Bank is also the parent company of Willhaven Holdings, LLC, which holds certain other real estate of the Bank.
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
Results of Operations
Overview
The Company’s net income was $1,391,000 for the quarter ended March 31, 2011, compared to $838,000 for the first quarter of 2010, an increase of 66.0%. The increase in net income was primarily due to a decrease in the loan loss provision and lower noninterest expense, partially offset by lower noninterest income including gain on sale of mortgage loans. Basic and diluted earnings per share were $0.39 for the quarter ended March 31, 2011, compared to basic and diluted earnings per share of $0.24 for the quarter ended March 31, 2010.
The Company’s return on average assets was 1.12% (annualized) for the quarter ended March 31, 2011, compared to 0.72% (annualized) for the quarter ended March 31, 2010. The Company’s return on average equity for the quarter ended March 31, 2011 was 12.20% (annualized) compared to 7.63% (annualized) for the quarter ended March 31, 2010.

Interest Income
Interest income for the quarter ended March 31, 2011 was $5,717,000, a decrease of $333,000 (5.5%) from $6,050,000 for the three months ended March 31, 2010. The decrease in interest income partially resulted from lower yields on both loans and securities. In addition, due to growth in deposits coupled with weakened loan demand, the Bank has had an increase in liquidity, mostly held as cash or lower yielding securities. The overall yield on earning assets decreased from 5.61% to 4.91% from the first quarter of 2010 to the first quarter of 2011. Interest income and fees on loans for the three months ended March 31, 2011 were $5,069,000, a decrease of $483,000 (8.7%) from $5,552,000 for the three months ended March 31, 2010. Interest on taxable securities increased $126,000 (32.0%) to $520,000 for the three months ended March 31, 2011 from $394,000 for the three months ended March 31, 2010.
Interest Expense
Interest expense for the three months ended March 31, 2011 was $1,674,000, a decrease of $207,000 (11.0%) from $1,881,000 for the three months ended March 31, 2010. Although interest-bearing deposits increased from March 2010 to March 2011, the Company has experienced a decline in interest expense, primarily due to the continued drop in interest rates paid on these deposits as well as a shift in the mix of interest-bearing deposits from higher cost time deposits to lower cost accounts such as money market accounts. The Company’s cost of interest-bearing liabilities has declined from 1.97% for the first quarter of 2010 to 1.67% for the first quarter of 2011.
Net Interest Income
Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).
Net interest income was $4,043,000 for the quarter ended March 31, 2011, a decrease of $126,000 (3.0%) from net interest income of $4,169,000 for the quarter ended March 31, 2010. The decrease in net interest income was primarily the result of the decline in interest income due to weakened loan demand and increased liquidity, partially offset by the lower cost of interest-bearing deposits. Interest-earning assets were $481,382,000 at March 31, 2011 compared to $469,884,000 at December 31, 2010 and $440,489,000 at March 31, 2010, increases of $11,498,000 (2.4%) and $40,893,000 (9.3%), respectively. Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total loans, net of the allowance for loan losses, were $331,697,000 at March 31, 2011 compared to $355,513,000 at December 31, 2010 and $364,710,000 at March 31, 2010, decreases of $23,816,000 (6.7%) and $33,013,000 (9.1%), respectively. The decline in loans was predominantly due to declines in mortgage loans held for sale. Due to softening loan demand since December 31, 2010, the Company experienced a significant decrease in mortgage loans held for sale in the first quarter of 2011. Mortgage loans held for sale totaled $15,528,000, $46,570,000 and $30,174,000 at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. Due to the increase in liquidity, investments in securities increased significantly. Securities available-for-sale were $100,984,000 at March 31, 2011, compared to $76,904,000 at December 31, 2010 and $56,284,000 at March 31, 2010, increases of $24,080,000 (31.3%) and $44,700,000 (79.4%), respectively. Interest-bearing deposits were $382,758,000 at March 31, 2011, compared to $373,147,000 at December 31, 2010 and $360,612,000 at March 31, 2010, increases of $9,611,000 (2.6%) and $22,146,000 (6.1%), respectively.

Provision for Loan Losses
The provision for loan losses was $99,000 for the three months ended March 31, 2011 compared to $1,086,000 for the three months ended March 31, 2010, a decrease of $987,000 (90.9%). This decrease is the result of improvement in the Bank’s overall asset quality as well as management’s detailed review of the Bank’s loan portfolio and adequacy of the allowance for loan losses, level of the Bank’s non-performing assets, and charge offs and loan delinquencies. As shown in the Asset Quality section below, non-accrual loans have decreased $1,767,000 during the first quarter of 2011, and have decreased $2,092,000 since March 31, 2010. The most significant portion of the Bank’s non-accrual loans originated in the Savannah, Georgia market. Consequently, the ratio of the allowance for loan losses to total loans, excluding loans held for sale, decreased to 2.29% at March 31, 2011 from 2.48% at December 31, 2010. Net charge-offs decreased to $567,000 for the first quarter of 2011 compared to $913,000 for the first quarter of 2010, resulting in annualized charge-off ratios of 0.71% and 1.08%, respectively. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Non-interest Income
Non-interest income for the three months ended March 31, 2011 was $2,860,000, a decrease of $170,000 (5.6%) from $3,030,000 for the three months ended March 31, 2010. Service charges on deposit accounts were $385,000 for the three months ended March 31, 2011, an increase of $42,000 (12.2%) from $343,000 for the three months ended March 31, 2010. Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,091,000 for the three months ended March 31, 2011, a decrease of $328,000 (13.6%) from $2,419,000 for the three months ended March 31, 2010. Loans sold in the secondary market for the first quarter of 2011 were $113,395,000 compared to $144,081,000 for the first quarter of 2010. Substantially all loans originated by the division are sold in the secondary market with servicing rights released. Other income was $384,000 for the three months ended March 31, 2011, an increase of $116,000 (43.3%) from $268,000 for the three months ended March 31, 2010. During the first quarter of 2011, other income included a $183,000 gain on sale of two tracts of land in Augusta, Georgia that had become other real estate owned by the Bank during the fourth quarter of 2008.
Non-interest Expense
Non-interest expense for the three months ended March 31, 2011 was $4,746,000, a decrease of $339,000 (6.7%) from $5,085,000 for the three months ended March 31, 2010. Salary and employee benefit costs were $2,969,000 for the three months ended March 31, 2011, a decrease of $83,000 (2.7%) from $3,052,000 for the three months ended March 31, 2010. The decrease in salary and employee benefit costs was primarily due to lower incentives and group insurance costs partially offset by higher salaries. Other non-interest expense for the three months ended March 31, 2011 decreased by $230,000 (14.3%) to $1,383,000 from $1,613,000 for the three months ended March 31, 2010. The decrease in other non-interest expense was primarily due to decreases in other real estate expense, loan-related expenses and data processing expense. Other real estate expense was $131,000 for the three months ended March 31, 2011 compared to $188,000 for the three months ended March 31, 2010, a decrease of $57,000 (30.3%). Data processing expense decreased $89,000 (31.6%) from $282,000 for the three months ended March 31, 2010 to $193,000 for the three months ended March 31, 2011. Loan-related expense was $37,000 for the three months ended March 31, 2011, a decrease of $72,000 (66.1%) from $109,000 for the three months ended March 31, 2010.
Income Taxes
The Company recorded income tax expense of $667,000 for the three months ended March 31, 2011, resulting from net income before taxes of $2,058,000 for the quarter. For the three months ended March 31, 2010, the Company recorded income tax expense of $190,000, resulting from net income before taxes of $1,028,000 for the quarter. The income tax provision for the three months ended March 31, 2010 reflects a provision reduction of $120,000 related to the Company’s amended tax returns filed for 2006, 2007 and 2008.

Financial Condition
Overview
Total consolidated assets at March 31, 2011 were $510,749,000, an increase of $15,438,000 (3.1%) from December 31, 2010 total consolidated assets of $495,311,000. This increase is primarily due to an increase in loans receivable as well as increased liquidity, resulting in increases in cash and due from and securities available-for-sale, partially offset by a decline in mortgage loans held for sale. At March 31, 2011, gross loans, including loans held for sale, represented 70.0% of interest-earning assets compared to 77.3% at December 31, 2010. Gross loans were $323,567,000 at March 31, 2011, an increase of $6,758,000 (2.1%) from $316,809,000 at December 31, 2010. Investments in securities at March 31, 2011 were $100,984,000, an increase of $24,080,000 (31.3%) from $76,904,000 at December 31, 2010. Cash and due from banks totaled $46,957,000 at March 31, 2011, and $31,696,000 at December 31, 2010, an increase of $15,261,000 (48.1%). Cash and due from banks at March 31, 2011 and December 31, 2010 included $40,175,000 and $22,275,000, respectively, of interest-bearing balances with the Federal Reserve Bank, at a minimal interest rate, that were included in interest-earning assets. Interest-bearing deposits at March 31, 2011 were $382,758,000, an increase of $9,611,000 (2.6%) from the December 31, 2010 balance of $373,147,000. The increase is the result of an increase in NOW, savings, and money market accounts, partially offset by a decrease in time deposits. The Bank’s lines of credit balances with the Federal Home Loan Bank totaled $25,000,000 at March 31, 2011 and December 31, 2010. The Bank’s repurchase agreements totaled $3,068,000 at March 31, 2011, a decrease of $399,000 (11.5%) from the December 31, 2010 balance of $3,467,000.
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
Non-performing assets were $7,421,000 at March 31, 2011, compared to $9,008,000 at December 31, 2010 and $10,456,000 at March 31, 2010. The composition of non-performing assets for each date is shown in the table below.

	March 31,	December 31,	March 31,
	2011	2010	2010

Non-accrual loans	$4,490,000	$6,257,000	$6,582,000
OREO, net of valuation allowance	2,931,000	2,751,000	3,874,000

Total non-performing assets	$7,421,000	$9,008,000	$10,456,000

The Bank’s non-accrual loans decreased $1,767,000 (28.2%) during the first three months of 2011. This decline is due various factors including chargeoffs and transfers to OREO as well as paydowns and movement to accrual status. The Bank’s other real estate owned (OREO) increased $180,000 (6.5%) during that same time period. Since March 31, 2010, non-accrual loans have decreased $2,092,000 (31.8%) and OREO has also declined $943,000 (24.3%). The ratio of non-performing assets to total loans and OREO, excluding loans held for sale, was 2.27% at March 31, 2011, 2.82% at December 31, 2010, and 3.04% at March 31, 2010. The continued reduction and disposition of non-performing assets is a management priority.

As of March 31, 2011, the Bank had classified 19 loans totaling $10,399,000 as “troubled debt restructurings” as defined in ASC 310-40. As of December 31, 2010, the Bank had classified 15 loans totaling $9,250,000 as “troubled debt restructurings.”
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended March 31, 2011, management determined that the allowance for loan losses should be increased through a provision for loan losses of $99,000, compared to a loan loss provision of $1,086,000 for the quarter ended March 31, 2010. Net charge-offs during the quarter ended March 31, 2011 were $567,000 or 0.71% of loans annualized, compared to $913,000 or 1.08% of loans annualized for the quarter ended March 31, 2010. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.
Management evaluates investment securities for other-than-temporary impairment on a periodic basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuers, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. During the first quarter of 2011, the Bank determined one of its collateralized mortgage obligation securities was impaired due to continued deterioration of the underlying collateral. Based on projected future losses, the Bank impaired the security by $38,000 to a balance of $149,000.
At March 31, 2011, the gross unrealized losses are primarily the result of changes in market interest rates and not related to the credit quality of the underlying issuer. All of the securities are U.S. agency debt securities, mortgage-backed securities, and municipal securities. As the Bank has the ability to hold the securities for the foreseeable future, with the exception of the above mentioned security, no declines are deemed to be other than temporary.
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
The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at March 31, 2011 was 29.2%, compared to 28.5% at December 31, 2010.
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

The table below reflects the Bank’s current regulatory capital ratios, including comparisons to December 31, 2010 and regulatory minimums:

			Minimum Regulatory
	March 31, 2011	December 31, 2010	Requirement
Total risk-based capital ratio	13.40%	12.91%	8.00%
Tier 1 risk-based capital ratio	12.14%	11.65%	4.00%
Tier 1 leverage ratio	9.13%	9.17%	4.00%
In September 2009, the Bank became subject to revised regulations from the State of Georgia Department of Banking and Finance regarding its total aggregate lending limit to a single customer and that customer’s related entities. The new regulation revised the definition of how a single customer is defined. As a result, the Board of Directors approved an increase in the Bank’s statutory capital base in October 2009 by appropriating a portion of retained earnings. At March 31, 2011 and December 31, 2010, the Bank’s statutory capital base totaled $40.0 million and consisted of $3.2 million in capital stock, $16.3 million of surplus and $20.5 million in appropriated retained earnings, allowing for a $10.0 million lending limit (25%).
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) became law. Under the Troubled Asset Relief Program (“TARP”) authorized by EESA, the U.S. Treasury established a Capital Purchase Program (“CPP”) providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. The Board of Directors of the Bank decided not to participate in the CPP. The FDIC also established a Temporary Liquidity Guarantee Program (“TLGP”) that gave the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. The Board of Directors of the Bank elected to participate in the TLGP for the purpose of obtaining the guarantee on non-interest bearing transaction deposit accounts.
On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and Federal Reserve, announced the Public-Private Investment Program (the “PPIP”). Targeting illiquid real estate loans held on the books of financial institutions, referred to as legacy loans, and securities backed by loan portfolios, referred to as legacy securities, the PPIP is designed to open lending channels by facilitating a market for distressed assets. The PPIP has been structured to combine $75 to $100 billion in capital from TARP with capital from the private sector to generate $500 billion in purchasing power that will be used to buy legacy loans and legacy securities. The Bank has not participated in the PPIP as of March 31, 2011.
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
On July 21, 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act which, among other provisions, permanently increases the FDIC insurance coverage on bank deposits to $250,000.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.

The following is an analysis of significant off-balance sheet financial instruments at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
	(in thousands)
Commitments to extend credit	$49,043	$49,477
Standby letters of credit	5,013	5,154

Total off-balance sheet financial instruments	$54,056	$54,631

Supplemental Consolidated Cash Flow Information
The Bank had the following significant non-cash transactions during the three months ended March 31, 2011 and March 31, 2010.

	March 31,	March 31,
	2011	2010
	(in thousands)
Interest received	$5,566	$6,047
Interest paid	1,831	1,895
Real estate acquired by foreclosure	650	303
Unrealized gain/(loss) on securities	(242)	112
Income taxes paid (refunded)	950	(298)

	$8,755	$8,059

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
The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors detailed from time to time in the Company’s periodic filings with the Commission, including Item 1A. “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These risks are exacerbated by the continuing effects of the recession which began in 2008 and uncertain economic conditions in the United States and globally, and we are unable to predict with certainty what effects these economic conditions will have on our future operating results and financial condition. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2011 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures.
Management has developed and implemented policies and procedures for reviewing disclosure controls and procedures and internal control over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2011 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

GEORGIA-CAROLINA BANCSHARES, INC.
May 12, 2011	By:	/s/ Remer Y. Brinson, III
Remer Y. Brinson, III
President and Chief Executive Officer (principal executive officer)

May 12, 2011	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.