Form 10-Q
period 2011-06-30
Georgia-Carolina Bancshares, Inc
filed 2011-08-11
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
- or -
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐ NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2011
Common Stock, $.001 Par Value	3,566,796 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Index

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2011 and
	December 31, 2010	2

	Consolidated Statements of Operations for the Three and Six Months
	Ended June 30, 2011 and 2010	3

	Consolidated Statements of Comprehensive Income (Loss) for the
	Three and Six Months Ended June 30, 2011 and 2010	4

	Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2011 and 2010	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 6.	Exhibits	31

	SIGNATURES	32

	EXHIBIT INDEX	33

	CERTIFICATIONS	34

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$44,999	$31,696
Securities available-for-sale	100,243	76,904
Loans, net of allowance for loan losses of $7,758 and $7,866, respectively	305,936	308,943
Loans, held for sale	24,453	46,570
Bank premises and fixed assets	9,120	9,271
Accrued interest receivable	1,845	1,697
Foreclosed real estate, net of allowance	2,740	2,751
Deferred tax asset, net	2,412	2,475
Federal Home Loan Bank stock	2,301	2,527
Bank-owned life insurance	9,380	9,210
Other assets	3,007	3,267
Total assets	$506,436	$495,311

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$49,973	$41,602
Interest-bearing:
NOW accounts	40,448	38,668
Savings	58,802	53,880
Money market accounts	41,950	36,013
Time deposits of $100,000, and over	159,094	171,843
Other time deposits	68,798	72,743
Total deposits	419,065	414,749

Borrowings:
Repurchase agreements	3,024	3,467
Short term Federal Home Loan Bank borrowings	5,000	-
Long term Federal Home Loan Bank borrowings	25,000	25,000
Other borrowings	3,625	3,625
Other liabilities	2,827	3,494
Total liabilities	458,541	450,335

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	-	-
Common stock, par value $.001; 9,000,000 shares authorized; 3,551,780 and 3,536,715 shares issued and outstanding	4	4
Additional paid-in-capital	16,007	15,847
Retained earnings	31,261	28,889
Accumulated other comprehensive income	623	236
Total shareholders’ equity	47,895	44,976
Total liabilities and shareholders’ equity	$506,436	$495,311

See notes to consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$4,987	$5,721	$10,056	$11,273
Interest on taxable securities	623	434	1,143	828
Interest on nontaxable securities	103	93	206	190
Interest on Federal funds sold and cash in banks	25	7	50	14
Total interest income	5,738	6,255	11,455	12,305
Interest expense
Interest on time deposits of $100,000 or more	618	926	1,291	1,862
Interest on other deposits	616	681	1,341	1,403
Interest on funds purchased and other borrowings	278	226	554	449
Total interest expense	1,512	1,833	3,186	3,714

Net interest income	4,226	4,422	8,269	8,591
Provision for loan losses	452	4,706	551	5,792

Net interest income (loss) after provision for loan losses	3,774	(284)	7,718	2,799

Non-interest income
Service charges on deposits	350	363	735	706
Gain on sale of mortgage loans	1,771	2,436	3,862	4,855
Other income	276	257	660	525
Total non-interest income	2,397	3,056	5,257	6,086
Non-interest expense
Salaries and employee benefits	2,972	3,325	5,941	6,377
Occupancy expenses	376	440	770	818
Other expenses	1,427	1,911	2,810	3,566
Total non-interest expense	4,775	5,676	9,521	10,761
Income (loss) before income taxes	1,396	(2,904)	3,454	(1,876)
Income tax expense (benefit)	415	(998)	1,082	(808)
Net income (loss)	$981	$(1,906)	$2,372	$(1,068)

Net income (loss) per share of common stock
Basic	$0.28	$(0.54)	$0.67	$(0.30)
Diluted	$0.28	$(0.54)	$0.67	$(0.30)
Dividends per share of common stock	$-	$-	$-	$-

See notes to consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$981	$(1,906)	$2,372	$(1,068)
Other comprehensive income (loss):

Unrealized holding gain arising during period	861	467	580	580
Reclassification for (gain) loss included in net income (loss)	(14)	(19)	(14)	(19)
Reclassification for other-than-temporary impairment included in net income (loss)	-	-	38	-
Tax effect	(305)	(161)	(217)	(202)
Total other comprehensive income (loss)	542	287	387	359
Comprehensive income (loss)	$1,523	$(1,619)	$2,759	$(709)

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$2,372	$(1,068)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	312	330
Provision for loan losses	551	5,792
Stock option expense	54	42
Stock compensation	92	75
Increase in cash value of bank-owned life insurance	(170)	(170)
(Gain) loss on sales of foreclosed real estate	(170)	7
Loss on sales of premises and fixed assets	11	-
Gain on sales of securities	(14)	(19)
Other-than-temporary impairment of security	38	-
Gain on loans held for sale	(3,862)	(4,855)
Proceeds from sale of loans held for sale	194,264	275,611
Originations of loans held for sale	(168,285)	(265,095)
(Increase) decrease in accrued interest receivable	(148)	113
Increase (decrease) in accrued interest payable	(137)	139
Increase in deferred income tax asset, net	(154)	(247)
(Increase) decrease in other assets	208	(385)
Decrease in other liabilities	(530)	(115)
Net cash provided by operating activities	24,432	10,155
Cash flows from investing activities
Decrease in federal funds sold	-	3,175
Loan originations and collections, net	1,391	3,048
Purchases of available for sale securities	(39,926)	(19,252)
Proceeds from maturities, sales & calls of available-for-sale securities, net	17,167	15,288
Proceeds from sales of restricted securities	226	-
Proceeds from sales of foreclosed real estate	1,246	1,990
Net additions to bank premises and fixed assets	(119)	(78)
Net cash provided by (used in) investing activities	(20,015)	4,171
Cash flows from financing activities
Increase in deposits	4,316	10,018
Increase (decrease) in FHLB borrowings	5,000	(3,600)
Increase (decrease) in repurchase agreements and other borrowings	(443)	816
Proceeds from stock options exercised	13	-
Net cash provided by financing activities	8,886	7,234
Net increase in cash and due from banks	13,303	21,560
Cash and due from banks at beginning of period	31,696	13,055
Cash and due from banks at end of period	$44,999	$34,615

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”), its wholly owned subsidiary, First Bank of Georgia (the “Bank”), and the wholly owned subsidiary of the Bank, Willhaven Holdings, LLC.  All intercompany transactions and accounts have been eliminated in consolidations of the Company and the Bank.  Results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for future periods, including the year ended December 31, 2011.

The financial statements as of  June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

Note 2 – Loans

The composition of loans for the periods ended June 30, 2011 and December 31, 2010 is summarized as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)

Commercial and industrial	$19,179	$20,298
Real estate – construction, land and land development	86,626	86,418
Real estate – residential	58,371	61,194
Real estate – commercial	142,879	142,351
Consumer	6,715	6,606
Total loans receivable	313,770	316,867
Deferred loan fees	(76)	(58)
Total loans	313,694	316,809
Allowance for loan losses	(7,758)	(7,866)

Loans, net of allowance for loan losses	$305,936	$308,943

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

Grade 1:  Highest quality.  Alternate sources of cash exist, such as the commercial paper market, capital market, internal liquidity or other bank lines.  National or regional companies with excellent cash flow which covers all debt service requirements and a significant portion of capital expenditures.  Balance sheet strength and liquidity are excellent and exceed the industry norms.  Financial trends are positive.  Market leader within the industry and the industry performance is excellent. Loans which are fully secured by cash or equivalents.  Loans secured by marketable securities with no less than 25% margin. Borrowers of unquestionable financial strength.  Financial standing of individual is known and borrower exhibits superior liquidity, net worth, cash flow and leverage.

Grade 2:  Above average quality.  Minimal risk.  Borrowers with strong, stable financial trends.  Strong cash flow covering debt service requirements and some portion of capital expenditures.  Alternate sources of repayment are evident and financial ratios are comparable to or exceed the industry norms.  Financial trends are positive.  Prominent position within the industry or the local economy and the industry performance is above average.  Management is strong in most areas and backup depth is good.  Loans secured by marketable securities with a margin less than 25%.  Individuals with stable and reliable cash flow and above average liquidity and cash flow.  Modest risk from exposure to contingent liabilities.

Grade 3:  Average quality.  Cash flow is adequate to cover all debt service requirements but not capital expenditures.  Balance sheet may be leveraged but still comparable to industry norms.  Financial trends are stable to mixed over the long term but no significant concerns exist at this time.  Generally stable industry outlook, may have some cyclical characteristics.  Average position in the industry or the local economy.  The management team is considered capable and stable.  Individuals with reliable cash flow and alternate sources of repayment which may require the sale of assets.  Financial position has been leveraged to a modest degree however, the individual has a relatively strong net worth considering income and debt.

Grade 4:  Below average quality.  Loan conditions require more frequent monitoring.  Stability is lacking in the primary repayment source, cash flow, credit history or liquidity, however, the instability is manageable and considered temporary.  Overall trends are not yet adverse.  Loans exhibiting Class 3 financial characteristics but lacking proper and complete documentation.  Individuals whose sources of income or cash flow have become unstable or may possibly decline given current business or economic conditions.  An individual with highly leveraged financial position or limited capital.  Speculative construction loans originated by third parties will be graded 4.

Grade 5:  Other Assets Especially Mentioned.  These loans have potential weaknesses which may inadequately protect the bank's position at some future date.  Unlike a Class 4 credit, adverse trends in the obligors operations and/or financial position are evident, but have not yet developed into well-defined credit weaknesses.  Specific negative events within the obligor or the industry which may jeopardize cash flow.  Debtors operations are highly cyclical or vulnerable to economic or market conditions.  Management has potential weaknesses and backup depth is lacking.  Borrower is taking positive steps to alleviate potential weaknesses and has the potential for improvement and upgrade.  Corrective strategy to protect the bank may be required and active management attention is warranted.  Some minor delinquency may exist from time to time.  Individuals exhibit some degree of weakness in financial condition.  This may manifest itself in a reduction of net worth and liquidity.  Infrequent delinquencies may occur.

Grade 6:  Substandard.  A "substandard" loan has a well defined weakness or weaknesses in the primary repayment source and undue reliance is placed on secondary repayment sources (collateral or guarantors).  No loss is expected at this time based on a current assessment of collateral values and guarantor cash flow.  However, there is the distinct possibility that the bank will sustain some future loss if the credit weaknesses are not corrected.  Management is inadequate to the extent that the business' ability to continue operations is in question.  Intensive effort to correct the weaknesses and ensure protection against loss of principal (i.e. additional collateral) is mandatory.  Delinquency of principal or interest may exist.  Net worth, repayment ability, management and collateral protection, all exhibit weakness. In the case of consumer credit, closed end consumer installment loans delinquent between 90 and 119 days (4 monthly payments) will be minimally classified Substandard.  Open end consumer credit will be minimally classified Substandard if delinquent 90 to 179 days (4 to 6 billing cycles).

As of June 30, 2011 and December 31, 2010 the risk grades of loans by loan type are as follows:

Credit Risk Profile by Risk Grade Category:

	As of June 30, 2011
	(in thousands)
	Commercial and industrial	Real estate – construction, land and land development	Real estate – residential	Real estate – commercial	Consumer	Total

Grade 1	$383	$-	$-	$-	$1,233	$1,616
Grade 2	107	-	138	646	84	975
Grade 3	16,227	18,167	47,033	89,634	5,138	176,199
Grade 4	1,963	56,174	7,182	39,901	22	105,242
Grade 5	-	3,160	1,147	903	-	5,210
Grade 6	605	8,103	2,830	11,682	105	23,325
In process	(106)	1,022	41	113	133	1,203
Total loans receivable	$19,179	$86,626	$58,371	$142,879	$6,715	$313,770

	As of December 31, 2010
	(in thousands)
	Commercial and industrial	Real estate – construction, land and land development	Real estate – residential	Real estate – commercial	Consumer	Total

Grade 1	$251	$-	$-	$-	$794	$1,045
Grade 2	133	-	235	1,059	100	1,527
Grade 3	15,939	14,879	48,901	86,109	5,370	171,198
Grade 4	3,338	62,594	7,801	44,126	99	117,958
Grade 5	-	4,375	568	2,862	-	7,805
Grade 6	637	4,348	3,666	8,195	125	16,971
In process	-	222	23	-	118	363
Total loans receivable	$20,298	$86,418	$61,194	$142,351	$6,606	$316,867

The significant increase in loans classified as Grade 6 or Substandard from December 31, 2010 to June 30, 2011 is mostly due to the downgrade of a large relationship consisting of 10 loans totaling $8.8 million in the second quarter.  The relationship was made up of $90,000 real estate - residential, $4.3 million real estate – construction, land and land development, and $4.4 million real estate – commercial.

The following table presents the activity in the allowance for loan losses by loan type for the six months ended June 30, 2011 and 2010:

Allowance for Loan Losses Activity
For the Six Months Ended June 30, 2011 and 2010
(in thousands)

	Commercial and industrial	Real estate – construction, land and land development	Real estate – residential	Real estate – commercial	Consumer	Unallocated	Total

Six Months Ended June 30, 2011:

Beginning balance	$227	$3,908	$1,070	$1,617	$251	$793	$7,866
Charge-offs	(30)	(319)	(409)	(116)	(33)	-	(907)
Recoveries	54	-	136	29	29	-	248
Provisions	(159)	67	230	315	(79)	177	551
Ending Balance	$92	$3,656	$1,027	$1,845	$168	$970	$7,758

Ending Balances:
Individually evaluated for impairment	$-	$180	$131	$320	$63	$-	$694
Collectively evaluated for impairment	$92	$3,476	$896	$1,525	$105	$970	$7,064

Six Months Ended June 30, 2010:

Beginning balance	$259	$2,364	$827	$1,319	$176	$127	$5,072
Charge-offs	(971)	(3,416)	(386)	-	(113)	-	(4,886)
Recoveries	60	-	3	-	82	-	145
Provisions	815	3,927	496	(145)	77	622	5,792
Ending Balance	$163	$2,875	$940	$1,174	$222	$749	$6,123

Ending Balances:
Individually evaluated for impairment	$-	$100	$224	$-	$-	$-	$324
Collectively evaluated for impairment	$163	$2,775	$716	$1,174	$222	$749	$5,799

The following table presents the recorded investment in loans receivable by loan type as of June 30, 2011 and December 31, 2010:

Recorded Investment in Loans Receivable
As of June 30, 2011 and December 31, 2010
(in thousands)

	Commercial and industrial	Real Estate – construction, land and land development	Real estate – residential	Real estate – commercial	Consumer	Total

June 30, 2011:
Ending balance – total	$19,179	$86,626	$58,371	$142,879	$6,715	$313,770
Ending balances:
Individually evaluated for impairment	$809	$8,561	$1,898	$12,406	$104	$23,778
Collectively evaluated for impairment	$18,370	$78,065	$56,473	$130,473	$6,611	$289,992

December 31, 2010:
Ending balance – total	$20,298	$86,418	$61,194	$142,351	$6,606	$316,867
Ending balances:
Individually evaluated for impairment	$627	$4,347	$3,185	$8,146	$122	$16,427
Collectively evaluated for impairment	$19,671	$82,071	$58,009	$134,205	$6,484	$300,440

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired, and are individually evaluated for impairment.  The following tables present loans individually evaluated for impairment and related allowance by loan type for the six months ended June 30, 2011 and the year ended December 31, 2010:

Impaired Loans
For the Six Months Ended June 30, 2011
(in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial and industrial	$809	$820	$-	$827	$23
Real estate – construction, land and land development	7,694	11,409	-	8,065	147
Real estate – residential	1,767	1,944	-	1,858	31
Real estate – commercial	9,695	9,726	-	9,367	297
Consumer	23	33	-	23	-
Total	$19,988	$23,932	$-	$20,140	$498

With an allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate – construction, land and land development	867	920	180	870	25
Real estate – residential	131	131	131	124	4
Real estate – commercial	2,711	2,711	320	2,727	82
Consumer	81	84	63	88	2
Total	$3,790	$3,846	$694	$3,809	$113

Total:
Commercial and industrial	$809	$820	$-	$827	$23
Real estate – construction, land and land development	8,561	12,329	180	8,935	172
Real estate – residential	1,898	2,075	131	1,982	35
Real estate – commercial	12,406	12,437	320	12,094	379
Consumer	104	117	63	111	2
Total	$23,778	$27,778	$694	$23,949	$611

Impaired Loans
For the Year Ended December 31, 2010
(in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial and industrial	$597	$608	$-	$481	$30
Real estate – construction, land and land development	3,705	7,330	-	7,341	97
Real Estate – Residential	2,466	2,628	-	2,677	81
Real Estate –Commercial	7,680	8,530	-	8,534	498
Consumer	49	68	-	77	2
Total	$14,497	$19,164	$-	$19,110	$708

With an allowance recorded:
Commercial and industrial	$30	$30	$30	$36	$2
Real estate – construction, land and land development	642	703	160	703	27
Real Estate – Residential	719	719	271	642	37
Real Estate – Commercial	466	466	149	473	32
Consumer	73	73	73	77	6
Total	$1,930	$1,991	$683	$1,931	$104

Total:
Commercial and industrial	$627	$638	$30	$517	$32
Real estate – construction, land and land development	4,347	8,033	160	8,044	124
Real Estate – Residential	3,185	3,347	271	3,319	118
Real Estate – Commercial	8,146	8,996	149	9,007	530
Consumer	122	141	73	154	8
Total	$16,427	$21,155	$683	$21,041	$812

The following tables present a summary of current, past due and nonaccrual loans as of June 30, 2011 and December 31, 2010 by loan type:

Analysis of Current, Past Due and Nonaccrual Loans
As of June 30, 2011
(in thousands)
	Accruing
	30-89 Days Past Due	Past Due 90 Days or More	Nonaccrual	Total Past Due and Nonaccrual	Current and not Past Due or Nonaccrual	Total Loans Receivable
Commercial and industrial	$65	$-	$52	$117	$19,062	$19,179
Real estate – construction, land and land development	1,502	259	7,285	9,046	77,580	86,626
Real estate – residential	357	64	1,413	1,834	56,537	58,371
Real estate – commercial	1,030	-	4,642	5,672	137,207	142,879
Consumer	19	-	70	89	6,626	6,715
Total	$2,973	$323	$13,462	$16,758	$297,012	$313,770

Analysis of Current, Past Due and Nonaccrual Loans
As of December, 31, 2010
(in thousands)

	Accruing
	30-89 Days Past Due	Past Due 90 Days or More	Nonaccrual	Total Past Due and Nonaccrual	Current and not Past Due or Nonaccrual	Total Loans Receivable
Commercial and industrial	$160	$-	$34	$194	$20,104	$20,298
Real estate – construction, land and land development	876	-	3,753	4,629	81,789	86,418
Real estate – residential	1,777	-	1,979	3,756	57,438	61,194
Real estate – commercial	272	-	408	680	141,671	142,351
Consumer	50	-	83	133	6,473	6,606
Total	$3,135	$-	$6,257	$9,392	$307,475	$316,867

Troubled debt restructurings are defined as a debt restructuring, for economic or legal reasons related to the borrower’s financial difficulties, in which the Bank grants a concession that it would not otherwise consider.  Such a concession may stem from an agreement between the Bank and the borrower, or may be imposed by law or a court.  Concessions may include: reduction in the stated interest rate; extension of the maturity date or terms not consistent with new debt with similar risk; reduction or forgiveness of principal; and reduction of accrued interest or fees.  The following tables present the Bank’s loans classified as troubled debt restructurings by loan type as of June 30, 2011 and December 31, 2010:

Troubled Debt Restructurings
As of June 30, 2011
(dollars in thousands)

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	$546	$512
Real estate – construction, land and land development	4	2,091	1,544
Real estate – residential	3	949	869
Real estate – commercial	11	7,260	7,275
Total	19	$10,846	$10,200

Troubled Debt Restructurings
As of December 31, 2010
(dollars in thousands)

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	$546	$546
Real estate – construction, land and land development	3	1,569	1,569
Real estate – residential	2	1,190	1,190
Real estate – commercial	9	5,945	5,945
Total	15	$9,250	$9,250

At June 30, 2011 and December 31, 2010 troubled debt restructurings also classified as nonaccrual totaled $1.5 million and $2.3 million, respectively.

Note 3 – Stock-Based Compensation

The Company follows the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation,” to account for compensation costs under its stock option and equity incentive plans. The application of the provisions of ASC 718 resulted in expense in the first six months of 2011 and 2010 of $53,822 and $42,419, respectively, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.

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

Note 4 – Earnings Per Share

Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding.  As the Company has granted stock options to certain officers and other employees of the Company, diluted earnings per share are presented in the Statements of Income.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30, 2011
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Income available to common stockholders	$981,000	3,551,209	$0.28
Effect of stock options outstanding		-	-

Diluted EPS

Income available to common stockholders	$981,000	3,551,209	$0.28

	For the Three Months Ended June 30, 2010
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Income (loss) available to common stockholders	$(1,906,000)	3,513,928	$(0.54)
Effect of stock options outstanding		-	-

Diluted EPS

Income (loss) available to common stockholders	$(1,906,000)	3,513,928	$(0.54)

	For the Six Months Ended June 30, 2011
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Income available to common stockholders	$2,372,000	3,548,334	$0.67
Effect of stock options outstanding		-	-

Diluted EPS

Income available to common stockholders	$2,372,000	3,548,334	$0.67

	For the Six Months Ended June 30, 2010
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Income(loss) available to common stockholders	$(1,068,000)	3,509,417	$(0.30)
Effect of stock options outstanding		-	-

Diluted EPS

Income (loss) available to common stockholders	$(1,068,000)	3,509,417	$(0.30)

For the three months ended June 30, 2011 and 2010, there were 9,268 and 22,618 of incremental options, respectively, that were antidilutive because the exercise price exceeded the average market price for the year.  For the six months ended June 30, 2011 and 2010, there were 8,428 and 9,712 incremental options, respectively, that were antidilutive.  These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per common share for the three and six months ended June 30, 2011 and 2010.

Note 5 – Fair Value Measurement

The Company utilizes fair value measurement to record fair value adjustments to certain assets and liabilities and to determine fair value measurements where required.  For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in ASC 820-10, “Fair Value Measurements and Disclosures.”  This standard also requires fair value measurements to be separately disclosed by level within the fair value hierarchy.

Under ASC 820-10, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are as follows:

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  At June 30, 2011 the Company’s Level 1 assets include SBA loan pool securities.

Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities.  The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets.  At June 30, 2011, the Company’s Level 2 assets include U.S. Government agency obligations, state and municipal bonds, and mortgage-backed securities.  Level 2 assets also include impaired loans and foreclosed real estate as discussed below.

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.  The Company had no Level 3 assets or liabilities at June 30, 2011.

Following is a description of valuation methodologies used for determining fair value for assets and liabilities:

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions.  At June 30, 2011, the Company classified $22.3 million and $78.0 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 1 and Level 2, respectively.  At December 31, 2010, the Company classified $14.3 million and $62.6 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 1 and Level 2, respectively.

Below are tables that present information about available-for-sale securities which are measured at fair value on a recurring basis (dollars in thousands):

		Fair Value Measurements at
		June 30, 2011, Using,
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	06/30/2011	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$100,243	$22,258	$77,985	$-

		Fair Value Measurements at
		December 31, 2010, Using,
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$76,904	$14,261	$62,643	$-

Loans Held for Sale
The Company does not record loans held for sale at fair value on a recurring basis.  Loans held for sale are carried at the lower of cost or market value.

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once an individual loan is identified as impaired, management measures the impairment in accordance with ASC 310-10-35, “Receivables-Subsequent Measurements.”  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC 820-10, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.  Impaired loans, all classified as Level 2, totaled $23.8 million and $16.4 million at June 30, 2011 and December 31, 2010, respectively.  Specific loan loss allowances for impaired loans totaled $694,000 and $683,000 at June 30, 2011 and December 31, 2010, respectively.

Foreclosed Real Estate
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed real estate.  Subsequently, foreclosed real estate is carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed real estate as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed real estate as nonrecurring Level 3.  Foreclosed real estate, classified as Level 2, totaled $2.7 million and $2.8 million at June 30, 2011 and December 31, 2010, respectively.

Financial Instruments
The estimated fair values of the Bank’s financial instruments not required to be recorded at fair value on the Bank’s statement of condition are as follows at June 30, 2011 and December 31, 2010 (dollars in millions):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Loans and loans held for sale	$338.1	$369.7	$363.4	$400.5

Time deposits	$227.9	$229.5	$244.6	$246.8

Long-term debt	$25.0	$25.3	$25.0	$25.6

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability, and other factors.  Therefore, the fair value cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.  Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect current or future values.

Note 6 - Impact of Other Recently Issued Accounting Standards

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity. This amendment is effective for interim and annual periods beginning after December 15, 2011.  The Company’s current practice of presenting a consolidated statement of comprehensive income meets the requirements set forth by this amendment.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In April 2011, the Financial Accounting Standard Board (“FASB”) amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to June 30, 2011.  None of these new standards had, or is expected to have, a material impact on the Company’s financial condition, results of operations, or liquidity.

Note 7 – Commitments and Contingencies

The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Management evaluates each customer’s creditworthiness on a case-by-case basis.  In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in making loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At June 30, 2011, the Bank had outstanding loan commitments approximating $49.4 million.

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers.  The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $5.2 million as of June 30, 2011.

The Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Bank enters into best efforts forward sales commitments at the same time the commitments to originate are finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Bank’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $39.6 million each at June 30, 2011. The net unrealized gains/losses of the origination and sales commitments did not have a material effect on the consolidated financial statements of the Company at June 30, 2011.

The Bank has executed best efforts forward sales commitments related to retail mortgage loans, which are classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Bank’s market risk on these loans. The notional value of the forward sales commitments on retail mortgage loans at June 30, 2011 was approximately $29.2 million. The fair value of the sales commitments on retail mortgage loans resulted in no material gains or losses to the Bank at June 30, 2011.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Georgia-Carolina Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia on January 31, 1997 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended.  The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, state-chartered commercial bank. The Bank operates three offices in Augusta, Georgia, two offices in Martinez, Georgia and one office in Thomson, Georgia.   The Bank also operates a non-depository, mortgage origination offices in Augusta, Georgia as well as two offices in Savannah, Georgia.  The Jacksonville, Florida office was closed effective April 1, 2011.  The Bank is also the parent company of Willhaven Holdings, LLC, which holds certain other real estate of the Bank.

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

Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record the valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

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

Results of Operations

Overview

The Company recorded net income of $981,000 for the quarter ended June 30, 2011, compared to a net loss of ($1,906,000) for the second quarter of 2010, an increase of $2,887,000.  The Company recorded net income of $2,372,000 for the six months ended June 30, 2011, compared to a net loss of ($1,068,000) for the six months ended June 30, 2010, an increase of $3,440,000.   The increase in net income was primarily due to a decline in the provision for loan losses.  The Company also experienced lower non-interest expense, partially offset by a decrease in net interest income and non-interest income.  Basic and diluted earnings per share were $0.28 for the quarter ended June 30, 2011, compared to basic and diluted loss per share of ($0.54) for the quarter ended June 30, 2010.  Basic and diluted earnings per share were $0.67 for the six months ended June 30, 2011, compared to ($0.30) for the six months ended June 30, 2010.

The Company’s annualized return on average assets was 0.78% for the quarter ended June 30, 2011, compared to (1.59%) for the quarter ended June 30, 2010.  The Company’s annualized return on average equity for the quarter ended June 30, 2011 was 8.21% compared to (16.85%) for the quarter ended June 30, 2010.  The Company’s annualized return on average assets was 0.95% for the six months ended June 30, 2011, compared to (0.45%) for the six months ended June 30, 2010.  The Company’s annualized return on average equity for the six months ended June 30, 2011 was 10.16% compared to (4.79%) for the six months ended June 30, 2010.

Interest Income

Interest income for the three months ended June 30, 2011 was $5,738,000, a decrease of $517,000 (8.3%) from $6,255,000 for the three months ended June 30, 2010.  Interest income for the six months ended June 30, 2011 was $11,455,000, a decrease of $850,000 (6.9%) from $12,305,000 for the six months ended June 30, 2010.  The decrease in interest income partially resulted from lower yields on both loans and securities.  In addition, due to growth in deposits coupled with weakened loan demand, the Bank has had an increase in liquidity, mostly held as cash or lower yielding securities.  The overall yield on earning assets decreased from 5.60% to 4.86% for the first six months of 2010 compared to the first six months of 2011.  Interest income and fees on loans for the three months ended June 30, 2011 were $4,987,000, a decrease of $734,000 (12.8%) from $5,721,000 for the three months ended June 30, 2010.  Interest income and fees on loans for the six months ended June 30, 2011 were $10,056,000, a decrease of $1,217,000 (10.8%) from $11,273,000 for the six months ended June 30, 2010.  Interest on taxable securities increased $189,000 (43.5%) to $623,000 for the three months ended June 30, 2011 from $434,000 for the three months ended June 30, 2010.  Interest on taxable securities increased $315,000 (38.0%) to $1,143,000 for the six months ended June 30, 2011 from $828,000 for the six months ended June 30, 2010.

Interest Expense

Interest expense for the three months ended June 30, 2011 was $1,512,000, a decrease of $321,000 (17.5%) from $1,833,000 for the three months ended June 30, 2010.  Interest expense for the six months ended June 30, 2011 was $3,186,000, a decrease of $528,000 (14.2%) from $3,714,000 for the six months ended June 30, 2010.  The decrease in interest expense is primarily due to the continued drop in interest rates paid on these deposits as well as a shift in the mix of interest-bearing deposits from higher cost time deposits to lower cost deposits such as money market accounts.  The Company’s cost of interest-bearing liabilities declined from 1.88% for the second quarter of 2010 to 1.48% for the second quarter of 2011. The Company’s cost of interest-bearing liabilities declined from 1.92% for the first six months of 2010 to 1.58% for the first six months of 2011.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $4,226,000 for the three months ended June 30, 2011, a decrease of $196,000 (4.4%) from net interest income of $4,422,000 for the quarter ended June 30, 2010.  Net interest income was $8,269,000 for the six months ended June 30, 2011, a decrease of $322,000 (3.7%) from net interest income of $8,591,000 for the six months ended June 30, 2010.  The decrease in net interest income was primarily the result of the decline in interest income due to weakened loan demand and increased liquidity, partially offset by the lower cost of interest-bearing deposits.  Interest-earning assets averaged $475,083,000 for the first six months of 2011, compared to $442,879,000 for the first six months of 2010, an increase of $32,204,000 (7.3%).  Loans, including loans held for sale, are the highest yielding component of interest-earning assets.  Total loans, including loans held for sale, averaged $336,752,000 for the first six months of 2011 compared to $378,560,000 for the first six months of 2010, a decline of $41,808,000 (11.0%).  The decline was predominantly due to declines in mortgage loans held for sale.  Due to softening demand since December 31, 2010, the Company experienced a significant decrease in mortgage loans held for sale during the first six months of 2011.  Mortgage loans held for sale totaled $24,453,000, $46,570,000, and $52,474,000 at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.  Due to the increase in liquidity, investment in securities increased significantly.  Securities available for sale were $100,243,000 at June 30, 2011, compared to $76,904,000 at December 31, 2010 and $49,003,000 at June 30, 2010, increases of $23,339,000 (30.4%) and $51,240,000 (104.6%), respectively.  Interest-bearing deposits were $369,092,000 at June 30, 2011, compared to $373,147,000 at December 31, 2010 and $371,728,000 at June 30, 2010, decreases of $4,055,000 (1.1%) and $2,636,000 (0.7%), respectively.

Provision for Loan Losses

The provision for loan losses was $452,000 for the three months ended June 30, 2011 compared to $4,706,000 for the three months ended June 30, 2010, a decrease of $4,254,000.  The provision for losses was $551,000 for the six months ended June 30, 2011 compared to $5,792,000 for the six months ended June 30, 2010, a decrease of $5,241,000.  In the second quarter of 2010, management’s detailed review of the Bank’s loan portfolio and adequacy of the allowance for loan losses, level of the Bank’s non-performing assets, and charge offs and loan delinquencies resulted in a significant provision for loan losses.  $3.8 million of net charge offs were recorded in that quarter.

As shown in the Asset Quality section below, non-accrual loans have increased $7,205,000 during the first six months of 2011, and have increased $9,255,000 since June 30, 2010.  The primary reason for the significant increase in non-accruals, which occurred during the second quarter, was due to the impairment of one large relationship consisting of 10 loans totaling $8.8 million.    Each loan that the Bank deems as impaired goes through an analysis consisting of evaluation of the underlying collateral and/or expectation of future cash flows to determine impairment and, if necessary, a specific allowance for loan losses reserve is set up.  The Bank completed an analysis of this relationship and underlying collateral and a specific reserve was established. Management continues to monitor this credit on an ongoing basis.  The ratio of the allowance for loan losses to total loans, excluding loans held for sale, was 2.47% at June 30, 2011 compared to 2.48% at December 31, 2010, and 1.87% at June 30, 2010.  Net charge-offs decreased to $659,000 for the first six months of 2011 compared to $4,742,000 for the first six months of 2010, resulting in annualized charge-off ratios of 0.42% and 2.82%, respectively.  Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-Interest Income

Non-interest income for the three months ended June 30, 2011 was $2,397,000, a decrease of $659,000 (21.6%) from $3,056,000 for the three months ended June 30, 2010.  Service charges on deposit accounts were $350,000 for the three months ended June 30, 2011 compared to $363,000 for the three months ended June 30, 2010.  Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $1,771,000 for the three months ended June 30, 2011, a decrease of $665,000 (27.3%) from $2,436,000 for the three months ended June 30, 2010.  Loans sold in the secondary market for the second quarter of 2011 were $76,923,000 at an average yield of 2.30% compared to $125,594,000 at an average yield of 1.94% for the second quarter of 2010.  Substantially all loans originated by the division are sold in the secondary market with servicing rights released.  Other income was $276,000 for the three months ended June 30, 2011, an increase of $19,000 (7.4%) from $257,000 for the three months ended June 30, 2010.

Non-interest income for the six months ended June 30, 2011 was $5,257,000, a decrease of $829,000 (13.6%) from $6,086,000 for the six months ended June 30, 2010.  Service charges on deposit accounts were $735,000 for the six months ended June 30, 2011 compared to $706,000 for the six months ended June 30, 2010, an increase of 4.1%.  Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $3,862,000 for the six months ended June 30, 2011, a decrease of $993,000 (20.5%) from $4,855,000 for the six months ended June 30, 2010.  The decrease in gain on sale of mortgage loans resulted primarily from a decrease in volume, partially offset by an increase in yield, in the first six months of 2011 compared to the first six months of 2010.  Loans sold in the secondary market for the first six months of 2011 were $190,318,000 at an average yield of 2.02% compared to $269,675,000 at an average yield of 1.80% for the first six months of 2010.  Other income was $660,000 for the six months ended June 30, 2011, an increase of $135,000 (25.7%) from $525,000 for the six months ended June 30, 2010.  During the first six months of 2011, other income included the $183,000 gain on sale of two tracts of land in Augusta, Georgia that had become other real estate owned by the Bank during the fourth quarter of 2008.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2011 was $4,775,000, a decrease of $901,000 (15.9%) from $5,676,000 for the three months ended June 30, 2010.  Salary and employee benefit costs were $2,972,000 for the three months ended June 30, 2011, a decrease of $353,000 (10.6%) from $3,325,000 for the three months ended June 30, 2010.  The decrease in salary and employee benefit costs was primarily due to lower mortgage commissions and incentives and group insurance costs, partially offset by higher salaries. Occupancy and other non-interest expense for the three months ended June 30, 2011 decreased by $548,000 (23.3%) to $1,803,000 from $2,351,000 for the three months ended June 30, 2010.  The decrease in occupancy and other non-interest expense was primarily due to decreases in other real estate expense and data processing expense. Other real estate expense declined $448,000 and data processing expense declined $57,000 for the three months ended June 30, 2011 compared to the same period in 2010.

Non-interest expense for the six months ended June 30, 2011 was $9,521,000, a decrease of $1,240,000 (11.5%) from $10,761,000 for the six months ended June 30, 2010.  Salary and employee benefit costs were $5,941,000 for the six months ended June 30, 2011, a decrease of $436,000 (6.8%) from $6,377,000 for the six months ended June 30, 2010.  The decrease in salary and employee benefit costs was primarily due to lower mortgage commissions and incentives and group insurance costs, partially offset by higher salaries. Occupancy and other non-interest expense for the six months ended June 30, 2011 decreased by $804,000 (18.3%) to $3,580,000 from $4,384,000 for the six months ended June 30, 2010.  The decrease in occupancy and other non-interest expense was primarily due to decreases in other real estate expense, loan-related expenses and data processing expense.  Other real estate expense declined $506,000, loan-related expenses declined $78,000, and data processing expense declined $146,000 for the six months ended June 30, 2011 compared to the same period in 2010.  Specifically, write downs on other real estate declined to $189,000 for the six months ended June 30, 2011 compared to $719,000 for the same period in 2010, which is a reflection of the overall decline in other real estate owned.  At June 30, 2011, the Bank had $2.7 million in other real estate owned compared to $3.5 million at June 30, 2010.

Income Taxes

The Company recorded income tax expense of $415,000 for the three months ended June 30, 2011, resulting from income before taxes of $1,396,000 for the quarter.  For the three months ended June 30, 2010, the Company recorded income tax benefit of ($998,000) resulting from loss before taxes of ($2,904,000).  The income tax provision for the six months ended June 30, 2011 was $1,082,000 resulting from income before taxes of $3,454,000 for the first half of 2011.  For the six months ended June 30, 2010, the Company recorded an income tax benefit of ($808,000) resulting from a loss before taxes of ($1,876,000).

Financial Condition

Overview

Total consolidated assets at June 30, 2011 were $506,436,000, an increase of $11,125,000 (2.3%) from December 31, 2010 total consolidated assets of $495,311,000.  This increase is primarily due to an increase in cash and due from banks and investment securities, partially offset by decreases in loans receivable and mortgage loans held for sale.  At June 30, 2011, gross loans, including loans held for sale, represented 71.3% of interest-earning assets compared to 77.3% at December 31, 2010. Gross loans were $313,694,000 at June 30, 2011, a decrease of $3,115,000 (1.0%) from $316,809,000 at December 31, 2010.  Investments in securities at June 30, 2011 were $100,243,000, an increase of $23,339,000 (30.4%) from $76,904,000 at December 31, 2010.  Cash and due from banks totaled $44,999,000 at June 30, 2011 and $31,696,000 at December 31, 2010, an increase of $13,303,000 (42.0%).  Cash and due from banks at June 30, 2011 and December 31, 2010  included $35,740,000 and $22,275,000, respectively, of interest-bearing balances with the Federal Reserve Bank, at a minimal interest rate, that were included in interest-earning assets.  Interest-bearing deposits at June 30, 2011 were $369,092,000, a decrease of $4,055,000 (1.1%) from the December 31, 2010 balance of $373,147,000. The decrease is primarily the result of a decrease in time deposits, partially offset by an increase in NOW, savings, and money market accounts. The Bank’s lines of credit balances with the Federal Home Loan Bank totaled $25,000,000 in long-term debt at June 30, 2011 and December 31, 2010.  The Bank also had an overnight advance with the Federal Home Loan Bank of $5,000,000 at June 30, 2011.  The Bank’s repurchase agreements totaled $3,024,000 at June 30, 2011, a decrease of $443,000 (12.8%) from the December 31, 2010 balance of $3,467,000.

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

Non-performing assets were $16,202,000 at June 30, 2011, compared to $9,008,000 at December 31, 2010 and $7,737,000 at June 30, 2010.  The composition of non-performing assets for each date is shown in the table below.

	June 30, 2011	December 31, 2010	June 30, 2010

Non-accrual loans	$13,462,000	$6,257,000	$4,207,000
OREO	2,740,000	2,751,000	3,530,000

Total non-performing assets	$16,202,000	$9,008,000	$7,737,000

The Bank’s non-accrual loans increased $7,205,000 (115.2%) during the first six months of 2011, while the Bank’s OREO declined $11,000 (0.4%) over that same time period.  Since June 30, 2010, non-accrual loans have increased $9,255,000 (220.0%) and OREO has declined $790,000 (22.4%).  As stated earlier, the increase in non-accrual loans was primarily due to the downgrade of one large credit relationship totaling $8.8 million in the second quarter of 2011.  The ratio of non-performing assets to total loans and OREO, excluding loans held for sale, was 5.12% at June 30, 2011, 3.12% at December 31, 2010, and 2.33% at June 30, 2010.  The reduction and disposition of non-performing assets is a management priority.

As of June 30, 2011, the Bank had classified 19 loans totaling $10,200,000 as “troubled debt restructurings” as defined in ASC 310-40.  As of December 31, 2010, the Bank had classified 15 loans totaling $9,250,000 as “troubled debt restructurings.”  Included in the “troubled debt restructurings” was $1.5 million and $2.3 million also on nonaccrual as of June 30, 2011 and December 31, 2010, respectively.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the three months ended June 30, 2011, management determined that the allowance for loan losses should be increased through a provision for loan losses of $452,000, compared to a loan loss provision of $4,706,000 for the quarter ended June 30, 2010.  Net charge-offs during the quarter ended June 30, 2011 were $92,000 or 0.12% of loans annualized, compared to $3,829,000 or 4.51% of loans annualized for the quarter ended June 30, 2010.  Net charge-offs of $3,030,000 on four large credits were recorded during the second quarter of 2010 due to the results of updated appraisals on the properties collateralizing the loans.  The provision for loan losses for the six months ended June 30, 2011 was $551,000, compared to a loan loss provision of $5,792,000 for the same period in 2010.  Net charge-offs during the six months ended June 30, 2011 were $659,000 or 0.42% of loans annualized, compared to $4,741,000 or 2.82% of loans annualized for the six months ended June 30, 2010.  Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Management evaluates investment securities for other-than-temporary impairment on a periodic basis, and more frequently when economic or market conditions warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuers, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  During the first quarter of 2011, the Bank determined one of its collateralized mortgage obligation securities was other-than-temporarily impaired due to continued deterioration of the underlying collateral.  Based on projected future losses, the Bank impaired the security by $38,000 to a balance of $149,000.  The security was sold in the second quarter of 2011 with an additional loss on sale of $30,000.

At June 30, 2011, the gross unrealized losses are primarily the result of changes in market interest rates and not related to the credit quality of the underlying issuer.  All of the securities are U.S. agency debt securities, mortgage-backed securities, and municipal securities.  As the Bank has the ability to hold the securities for the foreseeable future, with the exception of the above mentioned security, no declines in market value are deemed to be other than temporary.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at June 30, 2011 was 31.2%, compared to 23.4% at December 31, 2010.

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

The table below reflects the Bank’s current regulatory capital ratios, including comparisons to December 31, 2010 and regulatory minimums:

	June 30, 2011	December 31, 2010	Minimum Regulatory Requirement
Total risk-based capital ratio	13.86%	12.91%	8.00%
Tier 1 risk-based capital ratio	12.60%	11.65%	4.00%
Tier 1 leverage ratio	9.24%	9.17%	4.00%

In September 2009, the Bank became subject to revised regulations from the State of Georgia Department of Banking and Finance regarding its total aggregate lending limit to a single customer and that customer’s related entities.  The new regulation revised the definition of how a single customer is defined. As a result, the Board of Directors approved an increase in the Bank's statutory capital base in October 2010 by appropriating a portion of retained earnings. At June 30, 2011 and December 31, 2010, the Bank's statutory capital base totaled $40.0 million and consisted of $3.2 million in capital stock, $16.3 million of surplus and $20.5 million in appropriated retained earnings, allowing for a $10.0 million lending limit (25%).

In 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) that gives the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions.  The Board of Directors of the Bank has elected to participate in the TLGP for the purpose of obtaining the guarantee on non-interest bearing transaction deposit accounts.

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

The following is an analysis of significant off-balance sheet financial instruments at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(in thousands)
Commitments to extend credit	$49,388	$59,082
Standby letters of credit	5,238	5,712
Total off-balance sheet financial instruments	$54,626	$64,794

Supplemental Consolidated Cash Flow Information

The Bank recorded the following significant non-cash transactions during the six months ended June 30, 2011 and June 30, 2010.

	June 30, 2011	June 30, 2010
	(in thousands)
Interest received	$11,307	$12,421
Interest paid	3,323	3,853
Real estate acquired by foreclosure	1,065	1,061
Unrealized gain (loss) on securities, net of tax	363	378
Income taxes paid	1,337	222

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including  economic conditions in the United States and globally; governmental  monetary  and  fiscal  policies,  deposit  levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors detailed from time to time in the Company’s periodic filings with the Commission, including Item 1A. “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company cautions that such factors are not exclusive.  The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2011 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures.

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2011 and, based on such evaluation, has concluded that these controls and procedures are effective.  Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II - OTHER INFORMATION

Item 6.  Exhibits.

The following exhibits are filed with this Report:

Exhibit No.		Description

3.1	-	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

3.1.1	-	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	-	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

31.1	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document*

101.SCH		XBRL Taxonomy Extension Schema Document*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB		XBRL Taxonomy Extension Label Linkbase Document*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document*

*In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.

August 11, 2011	By:	/s/ Remer Y. Brinson, III
Remer Y. Brinson, III
President and Chief Executive Officer
(principal executive officer)

August 11, 2011	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.                                   Description of Exhibit

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.