Form 10-Q
period 2011-09-30
Georgia-Carolina Bancshares, Inc
filed 2011-11-14
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

   ☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
- or -
   ☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      ______________________ to ______________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2011
Common Stock, $.001 Par Value	3,590,760 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Index

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2011 and
	December 31, 2010	2

	Consolidated Statements of Operations for the Three and Nine Months
	Ended September 30, 2011 and 2010	3

	Consolidated Statements of Comprehensive Income for the
	Three and Nine Months Ended September 30, 2011 and 2010	4

	Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2011 and 2010	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

Item 6.	Exhibits	38

	SIGNATURES	39

	EXHIBIT INDEX	40

	CERTIFICATIONS	41

Part I - FINANCIAL INFORMATION
Item 1.                      Financial Statements.
GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Balance Sheets

(dollars in thousands, except share and per share data)
	September 30,	December 31,
	2011	2010
	(Unaudited)	(*)
ASSETS
Cash and due from banks	$53,373	$31,696
Securities available-for-sale	106,217	76,904
Loans, net of allowance for loan losses of $7,683 and $7,866, respectively	293,361	308,943
Loans, held for sale	27,872	46,570
Bank premises and fixed assets	9,037	9,271
Accrued interest receivable	1,770	1,697
Other real estate owned, net of allowance	5,762	2,751
Deferred tax asset, net	2,094	2,475
Federal Home Loan Bank stock	2,190	2,527
Bank-owned life insurance	9,525	9,210
Other assets	2,888	3,267
Total assets	$514,089	$495,311

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$69,283	$41,602
Interest-bearing:
NOW accounts	41,360	38,668
Savings	63,499	53,880
Money market accounts	51,292	36,013
Time deposits of $100,000, and over	143,522	171,843
Other time deposits	64,886	72,743
Total deposits	433,842	414,749

Borrowings:
Repurchase agreements	3,017	3,467
Long term Federal Home Loan Bank borrowings	25,000	25,000
Other borrowings	-	3,625
Other liabilities	2,827	3,494
Total liabilities	464,686	450,335

Shareholders’ equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	-	-
Common stock, par value $.001; 9,000,000 shares authorized; 3,568,496 and 3,536,715 shares issued and outstanding	4	4
Additional paid-in-capital	16,173	15,847
Retained earnings	32,050	28,889
Accumulated other comprehensive income	1,176	236
Total shareholders’ equity	49,403	44,976
Total liabilities and shareholders’ equity	$514,089	$495,311

See notes to consolidated financial statements.

*Derived from audited consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Operations
(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$4,782	$5,617	$14,838	$16,890
Interest on taxable securities	593	401	1,736	1,232
Interest on nontaxable securities	92	89	298	279
Interest on Federal funds sold and cash in banks	22	11	72	25
Total interest income	5,489	6,118	16,944	18,426
Interest expense
Interest on time deposits of $100,000 or more	551	893	1,842	2,755
Interest on other deposits	560	679	1,901	2,082
Interest on funds purchased and other borrowings	241	229	795	678
Total interest expense	1,352	1,801	4,538	5,515

Net interest income	4,137	4,317	12,406	12,911

Provision for loan losses	656	1,641	1,207	7,433

Net interest income after provision for loan losses	3,481	2,676	11,199	5,478

Non-interest income
Service charges on deposits	387	362	1,122	1,068
Gain on sale of mortgage loans	2,160	3,067	6,022	7,922
Other income	339	278	999	800
Total non-interest income	2,886	3,707	8,143	9,790
Non-interest expense
Salaries and employee benefits	2,953	3,176	8,894	9,553
Occupancy expenses	392	427	1,162	1,245
Other expenses	1,907	1,424	4,717	4,990
Total non-interest expense	5,252	5,027	14,773	15,788
Income (loss) before income taxes	1,115	1,356	4,569	-520
Income tax expense (benefit)	326	253	1,408	-555
Net income	$789	$1,103	$3,161	$35

Net income per share of common stock
Basic	$0.22	$0.31	$0.89	$0.01
Diluted	$0.22	$0.31	$0.89	$0.01

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income
(Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$789	$1,103	$3,161	$35
Other comprehensive income:

Unrealized holding gain arising during period	864	235	1,445	815
Reclassification for gain included in net income	-	-	(14)	(19)
Reclassification for other-than-temporary impairment included in net income	-	-	38	-
Tax effect	(311)	(85)	(529)	(287)
Total other comprehensive income	553	150	940	509
Comprehensive income	$1,342	$1,253	$4,101	$544
See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$3,161	$35
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468	497
Provision for loan losses	1,207	7,433
Stock option expense	81	63
Stock compensation	232	144
Increase in cash value of bank-owned life insurance	(315)	(311)
(Gain) loss on sales of other real estate owned	(140)	20
Loss on sales of premises and fixed assets	11	-
Gain on sales of securities	(14)	(19)
Other-than-temporary impairment of security	38	-
Gain on loans held for sale	(6,022)	(7,922)
Proceeds from sale of loans held for sale	295,240	419,442
Originations of loans held for sale	(270,520)	(405,346)
(Increase) decrease in accrued interest receivable	(73)	260
Increase (decrease) in accrued interest payable	(176)	227
Increase in deferred income tax asset, net	(148)	(777)
(Increase) decrease in other assets	300	493
Decrease in other liabilities	(491)	(259)
Net cash provided by operating activities	22,839	13,980

Cash flows from investing activities
Decrease in federal funds sold	-	3,175
Loan originations and collections, net	9,547	12,400
Purchases of available for sale securities	(54,573)	(41,839)
Proceeds from maturities, sales & calls of available-for-sale securities, net	26,705	25,182
Proceeds from sales of restricted securities	337	202
Proceeds from sales of other real estate owned	1,957	2,545
Net additions to bank premises and fixed assets	(166)	(136)
Net cash provided by (used in) investing activities	(16,193)	1,529

Cash flows from financing activities
Increase (decrease) in deposits	19,093	(11,945)
Decrease in FHLB borrowings	-	(3,600)
Increase (decrease) in repurchase agreements and other borrowings	(4,075)	1,385
Proceeds from stock options exercised	13	-
Net cash provided by (used in) financing activities	15,031	(14,160)
Net increase in cash and due from banks	21,677	1,349
Cash and due from banks at beginning of period	31,696	13,055
Cash and due from banks at end of period	$53,373	$14,404

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”), its wholly owned subsidiary, First Bank of Georgia (the “Bank”), and the wholly owned subsidiary of the Bank, Willhaven Holdings, LLC.  All intercompany transactions and accounts have been eliminated in consolidations of the Company and the Bank.  Results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2011.

The financial statements as of  September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

Note 2 – Loans

The Bank engages in a full complement of lending activities, including commercial, consumer and real estate loans.  The composition of loans for the periods ended September 30, 2011 and December 31, 2010 is summarized as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)

Commercial and industrial	$19,003	$20,298
Real estate – construction, land and land development	79,766	86,418
Real estate – residential	58,135	61,194
Real estate – commercial	138,761	142,351
Consumer	5,458	6,606
Total loans receivable	301,123	316,867
Deferred loan fees	(79)	(58)
Total loans	301,044	316,809
Allowance for loan losses	(7,683)	(7,866)

Loans, net of allowance for loan losses	$293,361	$308,943

Commercial and industrial loans are directed principally towards individual, partnership or corporate borrowers, for a variety of business purposes.  These loans include short-term lines of credit, short-term to medium-term plant and equipment loans, loans for general working capital and letters of credit.  Risks associated with this type of lending arise from the impact of economic stresses on the business operations of borrowers. The Bank mitigates such risks to the loan portfolio by diversifying lending across North American Industry Classification System ("NAICS") codes and has experienced very low levels of loss for this loan type for the past three years.

Real estate – construction, land and land development loans consist of residential and commercial construction loans as well as land and land development loans.  Land development loans are primarily construction and development loans to builders in the Augusta and Savannah, Georgia markets.  Given the significant decline in value for both developed and undeveloped land due to reduced demand, these loan portfolios possess an increased level of risk compared to other loan types. The Bank’s approach to financing the development, financing the construction and providing the ultimate residential mortgage loans to the residential property purchasers has resulted in less exposure to the effects of the aforementioned decline in property values.

Real estate – residential loans include residential mortgage lending and are primarily single-family residential loans secured by the residential property.  Due to the decline in residential property values and stagnant resale market, this loan type has experienced a slight increase in losses over the past three years.

Real estate – commercial loans include commercial mortgage loans that are generally secured by office buildings, retail establishments and other types of real property, both owner occupied and non-owner occupied. A significant component of this type of lending is to owner occupied borrowers, including churches. The economic slowdown has caused some deterioration in values.  The Bank has experienced an increase in losses over the past three years in real estate – commercial loans that are non-owner occupied.

Consumer loans consist primarily of installment loans to individuals for personal, family or household purposes, including automobile loans to individuals and pre-approved lines of credit.  The Bank has experienced low levels of loss for this loan type for the past three years compared to the other loan types.

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

Grade 3:  Average quality.  Cash flow is adequate to cover all debt service requirements but not capital expenditures.  Balance sheet may be leveraged but still comparable to industry norms.  Financial trends are stable to mixed over the long term but no significant concerns presently exist.  Generally stable industry outlook, may have some cyclical characteristics.  Average position in the industry or the local economy.  The management team is considered capable and stable.  Individuals with reliable cash flow and alternate sources of repayment which may require the sale of assets.  Financial position has been leveraged to a modest degree however, the individual has a relatively strong net worth considering income and debt.

Grade 4:  Below average quality.  Loan conditions require more frequent monitoring.  Stability is lacking in the primary repayment source, cash flow, credit history or liquidity, however, the instability is manageable and considered temporary.  Overall trends are not yet adverse.  Loans exhibiting Grade 3 financial characteristics but lacking proper and complete documentation.  Individuals whose sources of income or cash flow have become unstable or may possibly decline given current business or economic conditions.  An individual with highly leveraged financial position or limited capital.  Speculative construction loans originated by third parties.

Grade 5:  Other Assets Especially Mentioned.  These loans have potential weaknesses which may inadequately protect the bank's position at some future date.  Unlike a Grade 4 credit, adverse trends in the obligors operations and/or financial position are evident, but have not yet developed into well-defined credit weaknesses.  Specific negative events within the obligor or the industry which may jeopardize cash flow.  Borrower’s operations are highly cyclical or vulnerable to economic or market conditions.  Management has potential weaknesses and backup depth is lacking.  Borrower is taking positive steps to alleviate potential weaknesses and has the potential for improvement and upgrade.  Corrective strategy to protect the Bank may be required and active management attention is warranted.  Some minor delinquency may exist from time to time.  Individuals exhibit some degree of weakness in financial condition.  This may manifest itself in a reduction of net worth and liquidity.  Infrequent delinquencies may occur.

Grade 6:  Substandard.  A substandard loan has a well-defined weakness or weaknesses in the primary repayment source and undue reliance is placed on secondary repayment sources (collateral or guarantors).  No loss is presently expected based on a current assessment of collateral values and guarantor cash flow.  However, there is the distinct possibility that the Bank will sustain some future loss if the credit weaknesses are not corrected.  Management is inadequate to the extent that the business' ability to continue operations is in question.  Intensive effort to correct the weaknesses and ensure protection against loss of principal (i.e. additional collateral) is mandatory.  Delinquency of principal or interest may exist.  Net worth, repayment ability, management and collateral protection, all exhibit weakness. In the case of consumer credit, closed end consumer installment loans delinquent between 90 and 119 days (4 monthly payments) will be minimally classified Substandard.  Open end consumer credit will be minimally classified Substandard if delinquent 90 to 179 days (4 to 6 billing cycles).

Grade 7: Doubtful.  A doubtful loan has well-defined weaknesses as in Grade 6 with the added characteristic that collection or liquidation in full, on the basis of currently existing facts, conditions and values, is highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to strengthen the credit, its classification as a loss is deferred until a more exact status can be determined.  Pending factors include proposed merger, acquisition, liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.  Borrower is facing extreme financial distress, bankruptcy or liquidation, and prospects for recovery are limited.  Loans are seriously in default and should be on non-accrual status.  Collateral and guarantor protection are insufficient.  Efforts are directed solely at retirement of debt, e.g., asset liquidation.  Due to their highly questionable collectability, assets rated doubtful should not remain in this category for an extended period of time.

Grade 8:  Loss.  Loans classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off the asset while pursuing recovery.  The bank should not attempt long-term recoveries while the asset remains on the active loan system. In the case of consumer credit, closed end consumer installment loans delinquent 120 days or more (5 monthly payments) will be classified Loss.  Open end consumer credit will be classified Loss if delinquent 180 days or more (7 or more billing cycles).

As of September 30, 2011 and December 31, 2010 the risk grades of loans by loan type were as follows:

Credit Risk Profile by Risk Grade Category:

	As of September 30, 2011 (in thousands)
	Commercial and industrial	Real estate – construction, land and land development	Real estate – residential	Real estate – commercial	Consumer	Total

Grade 1	$397	$-	$-	$-	$1,097	$1,494
Grade 2	252	-	137	641	65	1,095
Grade 3	15,059	12,923	46,029	87,673	4,075	165,759
Grade 4	2,700	53,170	7,401	42,217	21	105,509
Grade 5	-	5,339	1,648	615	31	7,633
Grade 6	597	8,033	2,707	6,776	87	18,200
Grade 7	-	-	-	-	-	-
Grade 8	-	-	-	839	-	839
In process	(2)	301	213	-	82	594
Total loans receivable	$19,003	$79,766	$58,135	$138,761	$5,458	$301,123

	As of December 31, 2010 (in thousands)
	Commercial and industrial	Real estate – construction, land and land development	Real estate – residential	Real estate – commercial	Consumer	Total

Grade 1	$251	$-	$-	$-	$794	$1,045
Grade 2	133	-	235	1,059	100	1,527
Grade 3	15,939	14,879	48,901	86,109	5,370	171,198
Grade 4	3,338	62,594	7,801	44,126	99	117,958
Grade 5	-	4,375	568	2,862	-	7,805
Grade 6	637	4,348	3,666	8,195	125	16,971
Grade 7	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-
In process	-	222	23	-	118	363
Total loans receivable	$20,298	$86,418	$61,194	$142,351	$6,606	$316,867

The significant increase in loans classified as Grade 6 or Substandard from December 31, 2010 to September 30, 2011 is mostly due to the downgrade of a large relationship consisting of 10 loans totaling $8.8 million in the second quarter.  The relationship was made up of $90,000 real estate - residential, $4.3 million real estate – construction, land and land development, and $4.4 million real estate – commercial.  At September 30, 2011, the Bank assumed control of two of the commercial real estate properties and $3.0 million was moved to other real estate owned.  One of the loans in the relationship was classified as Grade 8 at September 30, 2011, totaling $839,000, with specific reserves allocated to the loan totaling $748,000.

The following table presents the activity in the allowance for loan losses by loan type for the nine months ended September 30, 2011 and 2010:

Allowance for Loan Losses Activity
For the Nine Months Ended September 30, 2011 and 2010
(in thousands)

	Commercial and industrial	Real estate – construction, land and land development	Real estate – residential	Real estate – commercial	Consumer	Unallocated	Total

Nine Months Ended September 30, 2011:

Beginning balance	$227	$3,908	$1,070	$1,617	$251	$793	$7,866
Charge-offs	(30)	(910)	(503)	(240)	(58)	-	(1,741)
Recoveries	58	20	138	99	36	-	351
Provisions	(100)	337	443	970	(109)	(334)	1,207
Ending Balance	$155	$3,355	$1,148	$2,446	$120	$459	$7,683

Ending Balances:
Individually evaluated for impairment	$18	$2	$198	$748	$30	$-	$996
Collectively evaluated for impairment	$137	$3,353	$950	$1,698	$90	$459	$6,687

Nine Months Ended September 30, 2010:

Beginning balance	$259	$2,364	$827	$1,319	$176	$127	$5,072
Charge-offs	(121)	(4,348)	(822)	-	(125)	-	(5,416)
Recoveries	70	-	4	-	92	-	166
Provisions	26	5,529	979	201	138	560	7,433
Ending Balance	$234	$3,545	$988	$1,520	$281	$687	$7,255

Ending Balances:
Individually evaluated for impairment	$33	$231	$224	$-	$63	$-	$551
Collectively evaluated for impairment	$201	$3,314	$764	$1,520	$218	$687	$6,704

The following table presents the recorded investment in loans receivable by loan type as of September 30, 2011 and December 31, 2010:

Recorded Investment in Loans Receivable
As of September 30, 2011 and December 31, 2010
(in thousands)

	Commercial and industrial	Real Estate – construction, land and land development	Real estate – residential	Real estate – commercial	Consumer	Total

September 30, 2011:
Ending balance – total	$19,003	$79,766	$58,135	$138,761	$5,458	$301,123
Ending balances:
Individually evaluated for impairment	$802	$8,489	$2,396	$8,467	$86	$20,240
Collectively evaluated for impairment	$18,201	$71,277	$55,739	$130,294	$5,372	$280,883

December 31, 2010:
Ending balance – total	$20,298	$86,418	$61,194	$142,351	$6,606	$316,867
Ending balances:
Individually evaluated for impairment	$627	$4,347	$3,185	$8,146	$122	$16,427
Collectively evaluated for impairment	$19,671	$82,071	$58,009	$134,205	$6,484	$300,440

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired, and are individually evaluated for impairment.  The following tables present loans individually evaluated for impairment and related allowance by loan type for the nine months ended September 30, 2011 and the year ended December 31, 2010:

Impaired Loans
As of and For the Nine Months Ended September 30, 2011
(in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial and industrial	$765	$761	$-	$824	$31
Real estate – construction, land and land development	8,191	12,434	-	9,120	196
Real estate – residential	2,173	2,328	-	2,261	64
Real estate – commercial	7,628	7,603	-	7,532	325
Consumer	38	47	-	39	1
Total	$18,795	$23,173	$-	$19,776	$617

With an allowance recorded:
Commercial and industrial	$37	$37	$18	$40	$2
Real estate – construction, land and land development	298	351	2	305	5
Real estate – residential	223	223	198	193	11
Real estate – commercial	839	963	748	2,712	73
Consumer	48	61	30	63	1
Total	$1,445	$1,635	$996	$3,313	$92

Total:
Commercial and industrial	$802	$798	$18	$864	$33
Real estate – construction, land and land development	8,489	12,785	2	9,425	201
Real estate – residential	2,396	2,551	198	2,454	75
Real estate – commercial	8,467	8,566	748	10,244	398
Consumer	86	108	30	102	2
Total	$20,240	$24,808	$996	$23,089	$709

Impaired Loans
As of and For the Year Ended December 31, 2010
(in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial and industrial	$597	$608	$-	$481	$30
Real estate – construction, land and land development	3,705	7,330	-	7,341	97
Real Estate – Residential	2,466	2,628	-	2,677	81
Real Estate – Commercial	7,680	8,530	-	8,534	498
Consumer	49	68	-	77	2
Total	$14,497	$19,164	$-	$19,110	$708

With an allowance recorded:
Commercial and industrial	$30	$30	$30	$36	$2
Real estate – construction, land and land development	642	703	160	703	27
Real Estate – Residential	719	719	271	642	37
Real Estate – Commercial	466	466	149	473	32
Consumer	73	73	73	77	6
Total	$1,930	$1,991	$683	$1,931	$104

Total:
Commercial and industrial	$627	$638	$30	$517	$32
Real estate – construction, land and land development	4,347	8,033	160	8,044	124
Real Estate – Residential	3,185	3,347	271	3,319	118
Real Estate – Commercial	8,146	8,996	149	9,007	530
Consumer	122	141	73	154	8
Total	$16,427	$21,155	$683	$21,041	$812

The following tables present a summary of current, past due and nonaccrual loans as of September 30, 2011 and December 31, 2010 by loan type:

Analysis of Current, Past Due and Nonaccrual Loans
As of September 30, 2011
(in thousands)
	Accruing
	30-89 Days Past Due	Past Due 90 Days or More	Nonaccrual	Total Past Due and Nonaccrual	Current and not Past Due or Nonaccrual	Total Loans Receivable
Commercial and industrial	$3	$38	$83	$124	$18,879	$19,003
Real estate – construction, land and land development	201	22	7,874	8,097	71,669	79,766
Real estate – residential	1,098	81	1,844	3,023	55,112	58,135
Real estate – commercial	91	-	1,487	1,578	137,183	138,761
Consumer	3	-	87	90	5,368	5,458
Total	$1,396	$141	$11,375	$12,912	$288,211	$301,123

The Bank’s total recorded investment in accruing loans past due 90 days or more, which includes accrued interest, was $141,000 as of September 30, 2011.

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

The Company adopted the amendments in Accounting Standards Update (“ASU”) No. 2011-02 during the current period ended September 30, 2011.  As required, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings.  The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (Accounting Standards Codification (“ASC”) 450-20).  Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the new guidance in ASC 310-10-35.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  At the end of the first interim period of adoption for the Company, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $147,000 (310-40-65-1(b)).  As of September 30, 2011 there was no allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss (310-40-65-1(b)).

Troubled debt restructurings are defined as debt modifications, for economic or legal reasons related to the borrower’s financial difficulties, in which the Bank grants a concession that it would not otherwise consider.  Such a concession may stem from an agreement between the Bank and the borrower, or may be imposed by law or a court.  Some examples of modifications are as follows:

Rate Modification - A modification in which the interest rate is changed.

Term Modification - A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.

Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

Transfer of Assets Modification – A modification in which a transfer of assets has occurred to partially satisfy debt, including foreclosure and repossession.

Combination Modification – Any other type of modification, including the use of multiple categories above.

At September 30, 2011, $274,000 in commitments to advance additional funds were outstanding on troubled debt restructurings.  There were no outstanding commitments on troubled debt restructurings as of September 30, 2010.

The following tables present the Bank’s loans classified as troubled debt restructurings by loan type as of September 30, 2011 and September 30, 2010:

As of September 30, 2011
(dollars in thousands)

	Accrual	Nonaccrual	Total Number of Contracts	Total Restructurings
Commercial and industrial	$476	$-	1	$476
Real estate – construction, land and land development	-	1,216	4	1,216
Real estate – residential	467	409	5	876
Real estate – commercial	7,124	839	12	7,963
Total	$8,067	$2,463	22	$10,531

As of December 31, 2010
(dollars in thousands)

	Accrual	Nonaccrual	Total Number of Contracts	Total Restructurings
Commercial and industrial	$546	$-	1	$546
Real estate – construction, land and land development	-	1,569	3	1,569
Real estate – residential	480	710	2	1,190
Real estate – commercial	5,945	-	9	5,945
Total	$6,971	$2,279	15	$9,250

The Bank’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payments in accordance with the loan agreement appear relatively certain.  The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following tables present newly restructured loans that occurred during the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended
 September 30, 2011
(dollars in thousands)

	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Transfer of Assets Modifications	Combination Modifications	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Real estate – residential	2	$76	$-	$-	$-	$-	$-	$76
Real estate – commercial	2	-	-	-	71	2,587	-	2,658
Total	4	$76	$-	$-	$71	$2,587	$-	$2,734

Post-Modification Outstanding Recorded Investment:
Real estate – residential	2	$76	$-	$-	$-	$-	$-	$76
Real estate – commercial	2	-	-	-	71	839	-	910
Total	4	$76	$-	$-	$71	$839	$-	$986

Three Months Ended
September 30, 2010
(dollars in thousands)

	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Transfer of Assets Modifications	Combination Modifications	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Real estate – construction, land and land development	1	$-	$-	$-	$-	$-	$50	$50
Real estate – residential	1	-	-	-	-	-	712	712
Total	2	$-	$-	$-	$-	$-	$762	$762

Post-Modification Outstanding Recorded Investment:
Real estate – construction, land and land development	1	$-	$-	$-	$-	$-	$50	$50
Real estate – residential	1	-	-	-	-	-	712	712
Total	2	$-	$-	$-	$-	$-	$762	$762

Nine Months Ended
 September 30, 2011
(dollars in thousands)

	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Transfer of Assets Modifications	Combination Modifications	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Real estate – residential	4	$541	$-	$-	$-	$-	$-	$541
Real estate – commercial	4	215	-	-	71	2,587	1,100	3,973
Total	8	$756	$-	$-	$71	$2,587	$1,100	$4,514

Post-Modification Outstanding Recorded Investment:
Real estate – residential	4	$467	$-	$-	$-	$-	$-	$467
Real estate – commercial	4	204	-	-	71	839	1,088	2,202
Total	8	$671	$-	$-	$71	$839	$1,088	$2,669

Nine Months Ended
September 30, 2010
(dollars in thousands)
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Transfer of Assets Modifications	Combination Modifications	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Real estate – construction, land and land development	2	$1,425	$-	$-	$-	$-	$50	$1,475
Real estate – residential	2	484	-	-	-	-	712	1,196
Total	4	$1,909	$-	$-	$-	$-	$762	$2,671

Post-Modification Outstanding Recorded Investment:
Real estate – construction, land and land development	2	$1,425	$-	$-	$-	$-	$50	$1,475
Real estate – residential	2	484	-	-	-	-	712	1,196
Total	4	$1,909	$-	$-	$-	$-	$762	$2,671

The following tables represent loans receivable modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine month periods ended September 30, 2011 (dollars in thousands):

	Three Months Ended, September 30, 2011		Nine Months Ended, September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate – construction, land and land development	1	$48	1	$48
Real estate – residential	1	409	1	409
Total	2	$457	2	$457

There were no payment defaults on loans receivable modified as troubled debt restructurings occurring during the three and nine month periods ended September 30, 2010.

Note 3 – Stock-Based Compensation

The Company follows the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation,” to account for compensation costs under its stock option and equity incentive plans. The application of the provisions of ASC 718 resulted in expense in the first nine months of 2011 and 2010 of $80,733 and $62,868, respectively, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.

Note 4 – Earnings Per Share

Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding.  Related to the Company’s granting of stock options to certain officers and other employees of the Company, diluted earnings per share are presented in the Consolidated Statements of Operations.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30, 2011

	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income available to common shareholders	$789,000	3,563,808	$0.22
Effect of stock options outstanding		-	-

Diluted EPS

Net income available to common shareholders	$789,000	3,563,808	$0.22

	For the Three Months Ended September 30, 2010

	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income available to common shareholders	$1,103,000	3,525,579	$0.31
Effect of stock options outstanding		-	-

Diluted EPS

Net income available to common shareholders	$1,103,000	3,525,579	$0.31

	For the Nine Months Ended September 30, 2011

	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income available to common shareholders	$3,161,000	3,553,549	$0.89
Effect of stock options outstanding		-	-

Diluted EPS

Net income available to common shareholders	$3,161,000	3,553,549	$0.89

	For the Nine Months Ended September 30, 2010

	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income available to common shareholders	$35,000	3,514,863	$0.01
Effect of stock options outstanding		-	-

Diluted EPS

Net income available to common shareholders	$35,000	3,514,863	$0.01

For the three months ended September 30, 2011 and 2010, there were 29,865 and 37,947 of incremental options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period.  For the nine months ended September 30, 2011 and 2010, there were 11,811 and 16,141 incremental options, respectively, that were antidilutive.  These antidilutive common stock equivalents have been omitted from the calculation of diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010.

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

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  At September 30, 2011, the Company’s Level 1 assets include SBA loan pool securities.

Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities.  The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets.  At September 30, 2011, the Company’s Level 2 assets include U.S. Government agency obligations, state and municipal bonds, and mortgage-backed securities.

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.  Level 3 assets include impaired loans and other real estate owned as discussed below.

Following is a description of valuation methodologies used for determining fair value for assets and liabilities:

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions.  At September 30, 2011, the Company classified $22.1 million and $84.1 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 1 and Level 2, respectively.  At December 31, 2010, the Company classified $14.3 million and $62.6 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 1 and Level 2, respectively.

The tables below present information about available-for-sale securities which are measured at fair value on a recurring basis (dollars in thousands):

		Fair Value Measurements at
		September 30, 2011, Using,
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	09/30/2011	(Level 1)	(Level 2)	(Level 3)

U.S. Government and agency	$34,035	$22,055	$11,980	$-
Mortgage-backed	60,521	-	60,521	-
State and municipal	11,661	-	11,661	-
Total available-for-sale securities	$106,217	$22,055	$84,162	$-

		Fair Value Measurements at
		December 31, 2010, Using,
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)

U.S. Government and agency	$28,229	$14,261	$13,968	$-
Mortgage-backed	39,600	-	39,600	-
State and municipal	9,075	-	9,075	-
Total available-for-sale securities	$76,904	$14,261	$62,643	$-

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.  There were no fair value adjustments related to the $27.9 million and $46.6 million of loans held for sale at September 30, 2011 and December 31, 2010, respectively.

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once an individual loan is identified as impaired, management measures the impairment in accordance with ASC 310-10-35, “Receivables-Subsequent Measurements.”  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC 820-10, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Most fair values of the collateral are based on an observable market price or a current appraised value; however in some cases, an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price.  As such, the Company records all impaired loans as nonrecurring Level 3.  Impaired loans totaled $20.2 million and $16.4 million at September 30, 2011 and December 31, 2010, respectively.  Specific loan loss allowances for impaired loans totaled $996,000 and $683,000 at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, $19.2 million and $15.7 million of impaired loans, net of allowance for loan losses, were classified as Level 3, respectively.

Other Real Estate Owned
Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  Most fair values of the collateral are based on an observable market price or a current appraised value; however in some cases, an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price.  As such, the Company records all other real estate owned as nonrecurring Level 3.  Other real estate owned totaled $5.8 million and $2.8 million at September 30, 2011 and December 31, 2010, respectively.

The following table represents changes in nonrecurring fair value recorded during the nine months ended September 30, 2011 (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Impaired Loans	Other Real Estate Owned	Total
Balance at December 31, 2010	$15,744	$2,751	$18,495
Gains (losses) included in earnings	-	174	174
Net additions	3,500	2,837	6,337
Transfers into (out of) of level 3	-	-	-
Balance at September 30, 2011	$19,244	$5,762	$25,006

Financial Instruments
The estimated fair values of the Bank’s financial instruments not required to be recorded at fair value on the Bank’s statement of condition are as follows at September 30, 2011 and December 31, 2010 (dollars in millions):

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Loans and loans held for sale	$328.9	$363.4	$363.4	$400.5

Time deposits	$208.4	$209.7	$244.6	$246.8

Long-term debt	$25.0	$25.2	$25.0	$25.6

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

Note 6 - Impact of Other Recently Issued Accounting Standards

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, “Intangibles-Goodwill and Other.” The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company’s current practice of presenting a separate consolidated statement of comprehensive income meets the requirements set forth by this amendment.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB Accounting Standards Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.  The Company is currently in the process of evaluating the impact that this ASU may have on the consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB ASC Topic 860, “Transfers and Servicing,” prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets.  The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently in the process of evaluating the impact that this ASU may have on the consolidated financial statements.

In July 2010, the Receivables topic of the ASC was amended by ASU 2010-20 to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables.  The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements. Disclosures about troubled debt restructurings ("TDRs") required by ASU 2010-20 were deferred by the FASB in ASU 2011-01 issued in January 2011.  In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.  The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 are effective for reporting periods beginning after June 15, 2011.  The Company has complied with both ASU 2010-20 and ASU 2011-02 in disclosures found in Note 2 of the Consolidated Financial Statements.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to September 30, 2011.  None of these new standards had, or is expected to have, a material impact on the Company’s financial condition, results of operations, or liquidity.

Note 7 – Commitments and Contingencies

The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Management evaluates each customer’s creditworthiness on a case-by-case basis.  In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in making loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At September 30, 2011, the Bank had outstanding loan commitments approximating $48.1 million.

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers.  The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $5.2 million as of September 30, 2011.

The Bank, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Bank enters into best efforts forward sales commitments at the same time the commitments to originate are finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Bank’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $36.6 million each at September 30, 2011. The net unrealized gains/losses of the origination and sales commitments did not have a material effect on the consolidated financial statements of the Company at September 30, 2011.

The Bank has executed best efforts forward sales commitments related to retail mortgage loans, which are classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Bank’s market risk on these loans. The notional value of the forward sales commitments on retail mortgage loans at September 30, 2011 was approximately $59.7 million. The fair value of the sales commitments on retail mortgage loans resulted in no material gains or losses to the Bank at September 30, 2011.

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Georgia-Carolina Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia on January 31, 1997 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended.  The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, state-chartered commercial bank. The Bank operates three offices in Augusta, Georgia, two offices in Martinez, Georgia and one office in Thomson, Georgia.   The Bank also operates a non-depository, mortgage origination office in Augusta, Georgia as well as two offices in Savannah, Georgia.  The Jacksonville, Florida office was closed effective April 1, 2011.  The Bank is also the parent company of Willhaven Holdings, LLC, which holds certain other real estate of the Bank.

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

Allowance for Loan Losses

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

Other Real Estate Owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Costs related to the development and improvement of other real estate owned are capitalized

Results of Operations

Overview

The Company recorded net income of $789,000 for the quarter ended September 30, 2011, compared to net income of $1,103,000 for the third quarter of 2010, a decrease of $314,000 or 28.5%.  The Company recorded net income of $3,161,000 for the nine months ended September 30, 2011, compared to net income of $35,000 for the nine months ended September 30, 2010, an increase of $3,126,000.   For the quarter, net interest income decreased $180,000 and non-interest income decreased $821,000.  Provision for loan losses declined $985,000 while non-interest expense increased $225,000 for the quarter.  Income tax expense increased $73,000 for the same period.  For the nine months ended September 30, 2011 compared to the nine months September 30, 2010, net interest income decreased $505,000 and non-interest income decreased $1,647,000.  Provision for loan losses and non-interest expense decreased $6,226,000 and $1,015,000, respectively.  Income tax expense increased $1,963,000 for the same period.   Basic and diluted earnings per share were $0.22 for the quarter ended September 30, 2011, compared to basic and diluted earnings per share of $0.31 for the quarter ended September 30, 2010.  Basic and diluted earnings per share were $0.89 for the nine months ended September 30, 2011, compared to $0.01 for the nine months ended September 30, 2010.

The Company’s annualized return on average assets was 0.62% for the quarter ended September 30, 2011, compared to 0.91% for the quarter ended September 30, 2010.  The Company’s annualized return on average equity for the quarter ended September 30, 2011 was 6.34% compared to 9.85% for the quarter ended September 30, 2010.  The Company’s annualized return on average assets was 0.84% for the nine months ended September 30, 2011, compared to 0.01% for the nine months ended September 30, 2010.  The Company’s annualized return on average equity for the nine months ended September 30, 2011 was 8.83% compared to 0.10% for the nine months ended September 30, 2010.

Interest Income

Interest income for the three months ended September 30, 2011 was $5,489,000, a decrease of $629,000 (10.3%) from $6,118,000 for the three months ended September 30, 2010.  Interest income for the nine months ended September 30, 2011 was $16,944,000, a decrease of $1,482,000 (8.0%) from $18,426,000 for the nine months ended September 30, 2010.  The decrease in interest income partially resulted from lower yields on both loans and securities.  In addition, due to growth in deposits coupled with weakened loan demand, the Bank has had an increase in liquidity, mostly held as cash or lower yielding securities.  The overall yield on earning assets decreased from 5.54% for the first nine months of 2010 to 4.74% for the first nine months of 2011.  Interest income and fees on loans for the three months ended September 30, 2011 were $4,782,000, a decrease of $835,000 (14.9%) from $5,617,000 for the three months ended September 30, 2010.  Interest income and fees on loans for the nine months ended September 30, 2011 were $14,838,000, a decrease of $2,052,000 (12.1%) from $16,890,000 for the nine months ended September 30, 2010.  Interest on taxable securities increased $192,000 (47.9%) to $593,000 for the three months ended September 30, 2011 from $401,000 for the three months ended September 30, 2010.  Interest on taxable securities increased $504,000 (40.9%) to $1,736,000 for the nine months ended September 30, 2011 from $1,232,000 for the nine months ended September 30, 2010.

Interest Expense

Interest expense for the three months ended September 30, 2011 was $1,352,000, a decrease of $449,000 (24.9%) from $1,801,000 for the three months ended September 30, 2010.  Interest expense for the nine months ended September 30, 2011 was $4,538,000, a decrease of $977,000 (17.7%) from $5,515,000 for the nine months ended September 30, 2010.  The decrease in interest expense is primarily due to the continued drop in interest rates paid on deposits as well as a shift in the mix of interest-bearing deposits from higher cost time deposits to lower cost deposits such as money market accounts.  The Company’s cost of interest-bearing liabilities declined from 1.83% for the third quarter of 2010 to 1.35% for the third quarter of 2011. The Company’s cost of interest-bearing liabilities declined from 1.89% for the first nine months of 2010 to 1.50% for the first nine months of 2011.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $4,137,000 for the three months ended September 30, 2011, a decrease of $180,000 (4.2%) from net interest income of $4,317,000 for the quarter ended September 30, 2010.  Net interest income was $12,406,000 for the nine months ended September 30, 2011, a decrease of $505,000 (3.9%) from net interest income of $12,911,000 for the nine months ended September 30, 2010.  The decrease in net interest income was primarily the result of the decline in interest income due to weakened loan demand and increased liquidity, partially offset by the lower cost of interest-bearing deposits.  Interest-earning assets averaged $478,139,000 for the first nine months of 2011, compared to $444,523,000 for the first nine months of 2010, an increase of $33,616,000 (7.6%).  The increase is primarily due to an increase in securities and interest-bearing deposits with banks, partially offset by a decline in loans.  Loans, including loans held for sale, are the highest yielding component of interest-earning assets.  Total loans, including loans held for sale, averaged $334,697,000 for the first nine months of 2011 compared to $376,540,000 for the first nine months of 2010, a decline of $41,843,000 (11.1%).  The decline was predominantly due to declines in mortgage loans held for sale.  Due to softening demand since December 31, 2010, the Company experienced a significant decrease in mortgage loans held for sale during the first nine months of 2011.  Mortgage loans held for sale totaled $27,872,000, $46,570,000, and $51,961,000 at September 30, 2011, December 31, 2010, and September 30, 2010, respectively.  Due to the increase in liquidity, investment in securities increased significantly.  Securities available for sale were $106,217,000 at September 30, 2011, compared to $76,904,000 at December 31, 2010 and $61,932,000 at September 30, 2010, increases of $29,313,000 (38.1%) and $44,285,000 (71.5%), respectively.  Interest-bearing deposits were $364,559,000 at September 30, 2011, compared to $373,147,000 at December 31, 2010 and $352,330,000 at September 30, 2010, a decrease of $8,588,000 (2.3%) and an increase $12,229,000 (3.5%), respectively.

Provision for Loan Losses

The provision for loan losses was $656,000 for the three months ended September 30, 2011 compared to $1,641,000 for the three months ended September 30, 2010, a decrease of $985,000.  The provision for losses was $1,207,000 for the nine months ended September 30, 2011 compared to $7,433,000 for the nine months ended September 30, 2010, a decrease of $6,226,000.  In the second quarter of 2010, management’s detailed review of the Bank’s loan portfolio and adequacy of the allowance for loan losses, level of the Bank’s non-performing assets, and charge offs and loan delinquencies resulted in a significant provision for loan losses.  Net charges offs of $3.8 million were recorded in that quarter.

As shown in the Asset Quality section below, non-accrual loans have increased $5,118,000 during the first nine months of 2011, and have increased $5,497,000 since September 30, 2010.  The primary reason for the significant increase in non-accruals, which occurred during the second quarter of 2011, was due to the impairment of one large relationship consisting of 10 loans totaling $8.8 million.    Each loan that the Bank deems impaired goes through an analysis consisting of evaluation of the underlying collateral and/or expectation of future cash flows to determine impairment and, if necessary, a specific allowance for loan losses reserve is set up.  The Bank completed an analysis of this relationship and underlying collateral and a specific reserve was established. Management continues to monitor this credit on an ongoing basis.  As of September 30, 2011, the Bank exercised control over two properties related to the above loan relationship totaling $3.0 million and appropriately classified as other real estate owned on the consolidated balance sheet.  The ratio of the allowance for loan losses to total loans, excluding loans held for sale, was 2.55% at September 30, 2011 compared to 2.48% at December 31, 2010, and 2.28% at September 30, 2010.  Net charge-offs decreased to $1,390,000 for the first nine months of 2011 compared to $5,250,000 for the first nine months of 2010, resulting in annualized charge-off ratios of 0.59% and 2.10%, respectively.  Management considers the current allowance for loan losses to be appropriate based upon its assessment of the inherent risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-Interest Income

Non-interest income for the three months ended September 30, 2011 was $2,886,000, a decrease of $821,000 (22.1%) from $3,707,000 for the three months ended September 30, 2010.  Service charges on deposit accounts were $387,000 for the three months ended September 30, 2011 compared to $362,000 for the three months ended September 30, 2010.  Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,160,000 for the three months ended September 30, 2011, a decrease of $907,000 (29.6%) from $3,067,000 for the three months ended September 30, 2010.  Loans sold in the secondary market for the third quarter of 2011 were $95,847,000 at an average yield of 2.25% compared to $141,585,000 at an average yield of 2.17% for the third quarter of 2010.  Substantially all loans originated by the division are sold in the secondary market with servicing rights released.  Other income was $339,000 for the three months ended September 30, 2011, an increase of $61,000 (21.9%) from $278,000 for the three months ended September 30, 2010.

Non-interest income for the nine months ended September 30, 2011 was $8,143,000, a decrease of $1,647,000 (16.8%) from $9,790,000 for the nine months ended September 30, 2010.  Service charges on deposit accounts were $1,122,000 for the nine months ended September 30, 2011 compared to $1,068,000 for the nine months ended September 30, 2010, an increase of 5.1%.  Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $6,022,000 for the nine months ended September 30, 2011, a decrease of $1,900,000 (24.0%) from $7,922,000 for the nine months ended September 30, 2010.  The decrease in gain on sale of mortgage loans resulted primarily from a decrease in volume, partially offset by an increase in yield, in the first nine months of 2011 compared to the first nine months of 2010.  Loans sold in the secondary market for the first nine months of 2011 were $286,175,000 at an average yield of 2.10% compared to $411,260,000 at an average yield of 1.93% for the first nine months of 2010.  Other income was $999,000 for the nine months ended September 30, 2011, an increase of $199,000 (24.9%) from $800,000 for the nine months ended September 30, 2010.  During the first nine months of 2011, other income included the $183,000 gain on sale of two tracts of land in Augusta, Georgia that had become other real estate owned by the Bank during the fourth quarter of 2008.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2011 was $5,252,000, an increase of $225,000 (4.5%) from $5,027,000 for the three months ended September 30, 2010.  Salary and employee benefit costs were $2,953,000 for the three months ended September 30, 2011, a decrease of $223,000 (7.0%) from $3,176,000 for the three months ended September 30, 2010.  The decrease in salary and employee benefit costs was primarily due to lower mortgage commissions and incentives and group insurance costs, partially offset by higher salaries. Occupancy expense decreased slightly from $427,000 for the three months ended September 30, 2010 compared to $392,000 for the three months ended September 30, 2011.  Other non-interest expense for the three months ended September 30, 2011 increased by $483,000 (33.9%) to $1,907,000 from $1,424,000 for the three months ended September 30, 2010.  The increase in other non-interest expense was primarily due to losses on mortgage loans previously sold and an increase in other real estate expense, offset by a decrease in FDIC insurance and data processing expense. Losses were incurred on mortgage loans previously sold totaling $305,000.  Other real estate expenses increased $383,000 to $447,000 for the three months ended September 30, 2011, compared to $64,000 for the three months ended September 30, 2010.  FDIC insurance declined $141,000 and data processing expense declined $64,000 for the three months ended September 30, 2011 compared to the same period in 2010.

Non-interest expense for the nine months ended September 30, 2011 was $14,773,000, a decrease of $1,015,000 (6.4%) from $15,788,000 for the nine months ended September 30, 2010.  Salary and employee benefit costs were $8,894,000 for the nine months ended September 30, 2011, a decrease of $659,000 (6.9%) from $9,553,000 for the nine months ended September 30, 2010.  The decrease in salary and employee benefit costs was again primarily due to lower mortgage commissions and incentives and group insurance costs, partially offset by higher salaries.  Occupancy expense decreased $83,000 from $1,245,000 for the nine months ended September 30, 2010 to $1,162,000 for the nine months ended September 30, 2011.  Other non-interest expense for the nine months ended September 30, 2011 decreased by $273,000 (5.5%) to $4,717,000 from $4,990,000 for the nine months ended September 30, 2010.  The decrease in other non-interest expense was primarily due to decreases in FDIC insurance, other real estate expense, loan-related expenses and data processing expense, partially offset by loss on mortgage loans previously sold.  Other real estate expense declined $122,000 to $719,000 for the nine months ended September 30, 2011 compared to $842,000 for the nine months ended September 30, 2010.
FDIC insurance declined $127,000, loan-related expenses declined $112,000, and data processing expense declined $209,000 for the nine months ended September 30, 2011 compared to the same period in 2010.  Losses were incurred on mortgage loans previously sold totaling $305,000 for the nine months ended September 30, 2011.

Income Taxes

The Company recorded income tax expense of $326,000 for the three months ended September 30, 2011, resulting from income before taxes of $1,115,000.  For the three months ended September 30, 2010, the Company recorded income tax expense of $253,000 resulting from income before taxes of $1,356,000.  The effective tax rate for the quarters ending September 30, 2011 and 2010 were 29.2% and 18.7%, respectively.  The income tax provision for the nine months ended September 30, 2011 was $1,408,000 resulting from income before taxes of $4,569,000.  For the nine months ended September 30, 2010, the Company recorded an income tax benefit of ($555,000) resulting from a loss before taxes of ($520,000).  The effective tax rate for the nine months ending September 30, 2011 and 2010 were 30.8% and 106.7%, respectively. The 2010 third quarter and year to date income tax provisions and effective tax rates reflect a credit adjustment of $182,000 recorded in September for the settlement of 2009 income taxes.

Financial Condition

Overview

Total consolidated assets at September 30, 2011 were $514,089,000, an increase of $18,778,000 (3.7%) from December 31, 2010 total consolidated assets of $495,311,000.  This increase is primarily due to an increase in cash and due from banks and investment securities, partially offset by decreases in loans receivable and mortgage loans held for sale.  At September 30, 2011, gross loans, including loans held for sale, represented 70.2% of interest-earning assets compared to 77.3% at December 31, 2010. Gross loans were $301,224,000 at September 30, 2011, a decrease of $15,585,000 (4.9%) from $316,809,000 at December 31, 2010.  Investments in securities at September 30, 2011 were $106,217,000, an increase of $29,313,000 (38.1%) from $76,904,000 at December 31, 2010.  Cash and due from banks totaled $53,373,000 at September 30, 2011 and $31,696,000 at December 31, 2010, an increase of $21,677,000 (68.4%).  Cash and due from banks at September 30, 2011 and December 31, 2010  included $32,000,000 and $22,275,000, respectively, of interest-bearing balances with the Federal Reserve Bank, at a minimal interest rate, that were included in interest-earning assets.  Interest-bearing deposits at September 30, 2011 were $364,559,000, a decrease of $8,588,000 (2.3%) from the December 31, 2010 balance of $373,147,000. The decrease is primarily the result of a decrease in time deposits, partially offset by an increase in NOW, savings, and money market accounts. The Bank’s borrowings balances with the Federal Home Loan Bank totaled $25,000,000 in long-term debt at September 30, 2011 and December 31, 2010.  The Bank’s repurchase agreements totaled $3,017,000 at September 30, 2011, a decrease of $450,000 (13.0%) from the December 31, 2010 balance of $3,467,000.

Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings.  Further discussion of significant items affecting the Bank’s financial condition is presented in detail below.

Nonperforming Assets

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

Non-performing assets were $17,137,000 at September 30, 2011, compared to $9,008,000 at December 31, 2010 and $8,971,000 at September 30, 2010.  The composition of non-performing assets for each date is shown in the table below.

	September 30, 2011	December 31, 2010	September 30, 2010

Non-accrual loans	$11,375,000	$6,257,000	$5,878,000
OREO	5,762,000	2,751,000	3,093,000

Total non-performing assets	$17,137,000	$9,008,000	$8,971,000

The Bank’s non-accrual loans increased $5,118,000 (81.8%) during the first nine months of 2011, and the Bank’s OREO increased $3,011,000 (109.5%) over that same time period.  Since September 30, 2010, non-accrual loans have increased $5,497,000 (93.5%) and OREO has increased $2,669,000 (86.3%).  As stated earlier, the increase in non-accrual loans was primarily due to the downgrade of one large credit relationship totaling $8.8 million in the second quarter of 2011.  As of September 30, 2011 the Bank exercised control over two properties related to the above loan relationship and appropriately classified $3.0 million as other real estate owned.  The ratio of non-performing assets to total loans and OREO, excluding loans held for sale, was 5.59% at September 30, 2011, 3.12% at December 31, 2010, and 2.79% at September 30, 2010.  The reduction and disposition of non-performing assets is a management priority.

Troubled Debt Restructurings

As of September 30, 2011, the Bank had classified 22 loans totaling $10,531,000 as “troubled debt restructurings” as defined in ASC 310-40.  As of December 31, 2010, the Bank had classified 15 loans totaling $9,250,000 as troubled debt restructurings.  Included in the troubled debt restructurings was $2.5 million and $2.3 million also on nonaccrual as of September 30, 2011 and December 31, 2010, respectively.

The Bank has had varying degrees of success with different types of concessions.  As of September 30, 2011 only two loans totaling $457,000 classified as troubled debt restructurings were in default.  None of the Bank’s loans classified as troubled debt restructurings were in default at September 30, 2010.

The Bank may perform “A note/B note” workout structures as a subset of the Bank’s troubled debt restructuring strategy.  Under an A note/B note workout structure, the new A note is underwritten in accordance with customary troubled debt restructuring underwriting standards and is reasonably assured of full repayment while the B note is not.  The B note is immediately charged off upon restructuring.

In the case above, if the loan was on accrual prior to the troubled debt restructuring (documented with the loan legally bifurcated into an A note fully supporting accrual status and a B note amount fully contractually forgiven and charged off), the A note may remain on accrual status.  If the loan was on nonaccrual prior to the troubled debt restructuring (documented with the loan legally bifurcated into an A note fully supporting accrual status and a B note contractually forgiven and fully charged off), the A note may be returned to accrual status, and risk rated accordingly, after a reasonable period of performance under the troubled debt restructuring terms.  Six months of payment performance is generally required to return these loans to accrual status.

The A note will continue to be classified as a troubled debt restructuring and only may be removed from impaired status in years after the restructuring if (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk, and (b) the loan is not impaired based on the terms specified by the restructuring agreement.

The Bank has restructured one loan using this structure totaling $1.1 million as of September 30, 2011.  The Bank had no loans using this structure prior to 2011.

Loss on Mortgage Loans Previously Sold

Losses on mortgage loans previously sold are recorded when the Bank indemnifies or repurchases mortgage loans previously sold.  The representations and warranties in our loan sale agreements provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions.  Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal.  In addition to these representations and warranties, our loan sale contracts define a condition in which the borrower defaults during a short period of time, typically 120 days to one year, as an Early Payment Default (“EPD”).  In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor.  The Bank incurred losses for indemnification and repurchase for the nine months ended September 30, 2011 totaling $305,000.

Allowance for Loan Losses

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s assessment of the inherent risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the three months ended September 30, 2011, management determined that the allowance for loan losses should be increased through a provision for loan losses of $656,000, compared to a loan loss provision of $1,641,000 for the quarter ended September 30, 2010.  Net charge-offs during the quarter ended September 30, 2011 were $731,000 or 0.94% of loans annualized, compared to $509,000 or 0.63% of loans annualized for the quarter ended September 30, 2010.    The provision for loan losses for the nine months ended September 30, 2011 was $1,207,000, compared to a loan loss provision of $7,433,000 for the same period in 2010.  Net charge-offs during the nine months ended September 30, 2011 were $1,390,000 or 0.59% of loans annualized, compared to $5,250,000 or 2.10% of loans annualized for the nine months ended September 30, 2010.  Net charge-offs of $3,030,000 on four large credits were recorded during the second quarter of 2010 due to the results of updated appraisals on the properties collateralizing the loans.  Management considers the current allowance for loan losses to be appropriate based upon its assessment of the inherent risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Other-Than-Temporary Impairment

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

At September 30, 2011, the gross unrealized losses in securities available-for-sale are primarily the result of changes in market interest rates and not related to the credit quality of the underlying issuer.  All of the securities are U.S. agency debt securities, mortgage-backed securities, and municipal securities.  The Bank has determined that no declines in market value are deemed to be other than temporary at September 30, 2011.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at September 30, 2011 was 34.9%, compared to 23.4% at December 31, 2010.

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

The table below reflects the Bank’s current regulatory capital ratios, including comparisons to December 31, 2010 and regulatory minimums:

	September 30, 2011	December 31, 2010	Minimum Regulatory Requirement
Total risk-based capital ratio	13.09%	12.91%	8.00%
Tier 1 risk-based capital ratio	11.84%	11.65%	4.00%
Tier 1 leverage ratio	9.52%	9.17%	4.00%

In September 2009, the Bank became subject to revised regulations from the State of Georgia Department of Banking and Finance regarding its total aggregate lending limit to a single customer and that customer’s related entities.  The new regulation revised the definition of how a single customer is defined. As a result, the Board of Directors approved an increase in the Bank's statutory capital base in October 2010 by appropriating a portion of retained earnings. At September 30, 2011 and December 31, 2010, the Bank's statutory capital base totaled $40.0 million and consisted of $3.2 million in capital stock, $16.3 million of surplus and $20.5 million in appropriated retained earnings, allowing for a $10.0 million lending limit (25%).

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

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all quarters of 2010, 2011, and 2012.  The estimates were based on a 5% annual growth rate in its assessment rate and were included on each institution’s third quarter 2009 certified statement invoice.  This three-year assessment prepayment was made on December 30, 2009 in addition to the regularly scheduled payment of the third quarter 2009 assessment.  The Bank prepaid a total of approximately $ 2,313,000 for 2010, 2011 and 2012.

On July 21, 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act which, among other provisions, permanently increases the $250,000 FDIC insurance coverage on bank deposits.

On February 7, 2011, the FDIC approved a final rule of assessments, dividends, assessment  base, and large bank pricing.  The rule implements changes to the deposit insurance assessment system mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act and revises the assessment system applicable to large banks.  The final rule also revises the assessment rate schedule effective April 1, 2011, and adopts additional rate schedules that will go into effect when the Deposit Insurance Fund (DIF) reserve ratio reaches various milestones.  The new assessment rate schedule effectively lowered the Bank’s base rate and decreased the Bank’s expected FDIC assessments.  An adjustment of $64,000 was made in the third quarter related to the decrease in the second and third quarter 2011 assessments.

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

The following is an analysis of significant off-balance sheet financial instruments at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(in thousands)
Commitments to extend credit	$48,117	$59,082
Standby letters of credit	5,175	5,712
Total off-balance sheet financial instruments	$53,292	$64,794

Supplemental Consolidated Cash Flow Information

The Bank recorded the following significant non-cash transactions during the nine months ended September 30, 2011 and September 30, 2010.

	September 30, 2011	September 30, 2010
	(in thousands)
Interest received	$16,871	$21,868
Interest paid	4,714	8,616
Real estate acquired by foreclosure	4,828	1,192
Unrealized gain (loss) on securities, net of tax	940	509
Income taxes paid	1,586	222

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2011 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures.

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal control over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2011 and, based on such evaluation, has concluded that these controls and procedures are effective.  Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

GEORGIA-CAROLINA BANCSHARES, INC.

November 14, 2011	By:	/s/ Remer Y. Brinson, III
Remer Y. Brinson, III
President and Chief Executive Officer (principal executive officer)

November 14, 2011	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer (principal financial and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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