Form 10-K
period 2011-12-31
Georgia-Carolina Bancshares, Inc
filed 2012-03-20
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
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

Large accelerated filer	Accelerated filer	Non-Accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (2,641,483 shares), on June 30, 2011 was $25,094,089 based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on June 30, 2011.  For purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date.  As of March 20, 2012, 3,620,396 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2012 Annual Meeting of Shareholders scheduled to be held on May 21, 2012 are incorporated herein by reference in response to Part III of this Report.

GEORGIA-CAROLINA BANCSHARES, INC.
2011 Form 10-K Annual Report

(i)

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of our management, including, but not limited to, statements concerning the banking industry and our operations, performance, financial condition and growth.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including competition, general economic and market conditions, changes in interest rates, changes in the value of real estate and other collateral securing loans, interest rate sensitivity and exposure to regulatory and legislative changes, and other risks and uncertainties described in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), including this Annual Report, and particularly the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate.  Therefore, we can give no assurance that the results contemplated in the forward-looking statements will be realized.  The inclusion of this forward-looking information should not be construed as a representation by us or any person that the future events, plans, or expectations contemplated by us will be achieved.  We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.                 Business

General

Georgia-Carolina Bancshares, Inc. (the “Company” or “we,” “us,” “our”) is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, locally owned, state-chartered commercial bank which opened for business in 1989.  The Bank operates three branch offices in Augusta, Georgia, two branch offices in Martinez, Georgia and one branch office in Thomson, Georgia.  The Bank is also the parent company of Willhaven Holdings, LLC, which formerly held certain other real estate of the Bank.

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

In September 1999, the Bank established a mortgage division which operates as First Bank Mortgage (the “Mortgage Division”).  The Mortgage Division originates mortgage loans and offers a variety of other mortgage products.  As of December 31, 2011, First Bank Mortgage had locations in the Augusta and Savannah, Georgia markets.  First Bank Mortgage closed its Jacksonville, Florida office in April 2011.

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

For further information responsive to this item, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Market Area and Competition

The primary service area of the Bank includes the counties of Richmond, Columbia and McDuffie, Georgia, the communities of Augusta, Martinez, Evans and Thomson, Georgia, and Aiken County, South Carolina, which are within a 40-mile radius of the Bank’s main office.  The Bank encounters competition from other commercial banks, which offer a full range of banking services and compete for all types of services, especially deposits. In addition, in certain aspects of its banking business, the Bank also competes with credit unions, savings and loan associations, mortgage banking companies, consumer finance companies, brokerage houses, insurance companies, money market funds and other financial service companies which attract customers that have traditionally been served by banks.

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

Data Processing

In 2010 the Bank renewed its data processing servicing agreement through 2015 with Fidelity Information Services, under which the Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, remote deposit capture, central information file and ATM/Debit card processing, and internet banking services, including bill pay, cash management services, and mobile banking.

Employees

At December 31, 2011, the Company and the Bank employed 141 persons on a full-time basis and 6 persons on a part-time basis, including 51 banking officers.

Monetary Policies

The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits.  In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

SUPERVISION AND REGULATION

The following discussion sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relative to the Company and the Bank.  The regulatory framework is intended primarily for the protection of depositors and the Deposit Insurance Fund and not for the protection of security holders and creditors.  To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions.

Recent Federal Legislation

Economic Stabilization Legislation.  In the wake of the 2008 financial crisis, the federal government enacted several laws and certain key federal regulatory agencies enacted various regulations and programs designed to stabilize the economy. The two principal pieces of legislation were the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009.  Under these laws and other authority, government agencies enacted the Troubled Asset Relief Program, Capital Purchase Program, Public-Private Investment Program, Temporary Liquidity Guarantee Program (“TLGP”) and other initiatives.  The Board of Directors of the Bank elected to participate only in the TLGP, although the Bank may elect to participate in other programs in the future.

Effective January 1, 2010, all mortgagees who participate in FHA/VA programs of the U.S. Department of Housing and Urban Development (HUD) are subject to additional requirements.  First Bank of Georgia’s Mortgage Division initially fell under the requirement of Section 203(b)(1) of the new “Helping Families Save Their Homes Act of 2009” (HFSH Act) which requires that the Mortgage Division submit annual audited financial statements to HUD prepared and audited in accordance with HUD’s Consolidated Audit Guide for Audits of HUD Programs.  The new requirements are a prudent safeguard that permits the FHA to ensure that those entities with which it does business are adequately capitalized to meet potential needs. In 2011, the FHA amended the reporting requirements for “Small Supervised Lenders” (those with consolidated assets less than $500 million).  The Bank qualifies as a Small Supervised Lender and now is permitted to file its fourth quarter Call Report with HUD rather than an audited report on its consolidated financial statements.  The following reports are also required to be submitted as part of the requirement: an audit report on internal controls as it relates to reporting and administering HUD-assisted programs and an audit report on compliance with applicable laws and regulations related to HUD-assisted programs. Those required audits were completed in early 2012.

The Dodd-Frank Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010 and will result in sweeping changes in the regulation of financial institutions.  Many provisions of the Dodd-Frank Act apply to, and are more likely to affect, larger financial institutions. However, the Dodd-Frank Act contains numerous other provisions that affect community banks.

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

•
Interstate Branching.  The Dodd-Frank Act, subject to a state’s restrictions on intra-state branching, now permits interstate branching.  Therefore a bank may enter a new state by acquiring a branch of an existing institution or by establishing a new branch office.  As a result, there will be no need for the entering bank to acquire or merge with an existing institution in the target state.  This ability to establish a de novo branch across state lines will have the effect of increasing competition within a community bank’s existing markets and may create downward pressure on the franchise value for existing community banks.

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

•
Interchange Fees.  The Dodd-Frank Act amends the Electronic Funds Transfer Act to, among other things, give the Federal Reserve, on and after July 21, 2010, the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  Although community banks will be exempt from a cap on interchange fees, the cap on the fees of large banks will create market forces that force all fees downward.  Therefore, community banks should expect lower interchange revenues in the future.

•
Source of Financial Strength.  The Dodd-Frank Act codifies the existing policy of the Federal Reserve, whereunder a bank holding company serves as the “source of financial strength” for its subsidiary banks.  This provision of the Dodd-Frank Act became effective on July 21, 2011, and clarifies ambiguities that might exist with respect to the requirements of a “policy”, as compared to the requirements of a “statute”.  Presumably, the regulations promulgated under the statutory requirements will further clarify these source-of-financial-strength requirements for bank holding companies, together with the enforcement powers of the Federal Reserve relating thereto.

•
Minimum Capital Requirements and Enhanced Supervision. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act.  The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•
Payment of Interest on Demand Deposits. On July 21, 2011, the Federal Reserve’s final rule repealing Regulation Q, Prohibition Against Payment of Interest on Demand Deposits, became effective. Regulation Q was promulgated to implement the statutory prohibition against payment of interest on demand deposits by institutions that are member banks of the Federal Reserve. This will increase community banks’ cost of funds as they may need to pay interest on demand deposits of business entities to retain such customers.

•
Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective on July 21, 2011.

•
Enhanced Lending Limits. The Dodd-Frank Act strengthened the previous limits on a depository institution’s credit exposure to one borrower which limited a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•
Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

The Company

Bank Holding Company Regulation.  The Company is a bank holding company and a member of the Federal Reserve System under the Bank Holding Company Act of 1956 (the “BHC Act”).  As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act, as well as other federal and state laws governing the banking business.  The Federal Reserve Board is the primary regulator of the Company, and supervises the Company’s activities on a continual basis.  The Company is required to furnish to the Federal Reserve Board an annual report of its operations at the end of each fiscal year, and such additional information as the Federal Reserve Board may require pursuant to the BHC Act.  In general, the BHC Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities.  The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve Board before:

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

Financial Services Modernization.  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Modernization Act”) amended the BHC Act and:

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

Incentive Compensation.   On June 21, 2010, the Federal Reserve Board, along with the Office of the Comptroller of the Currency (the “OCC”), the Office of Thrift Supervision (the “OTS”), and FDIC issued final guidance on incentive compensation policies. The guidance is intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking.

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

The guidance is designed to ensure that incentive compensation arrangements at banking organizations appropriately tie rewards to longer-term performance and do not undermine the safety and soundness of the institution or create undue risks to the financial system.  Because improperly structured compensation arrangements for both executive and non-executive employees may pose safety and soundness risks, the guidance applies not only to top-level managers, but also to other employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group.

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

Bank Lending Limit.  In September 2009, the Bank became subject to revised regulations from the State of Georgia Department of Banking and Finance regarding its total aggregate lending limit to a single customer and that customer’s related entities.  The new regulation revised the definition of how a single customer is defined.  As a result, the Board of Directors of the Bank approved an increase in the Bank’s statutory capital base in October 2009 by appropriating a portion of retained earnings.  At December 31, 2011, the Bank’s statutory capital base totaled $40.0 million and consisted of $3.18 million in capital stock, $16.32 million of surplus and $20.50 million in appropriated retained earnings, allowing for a $10.0 million lending limit (25%).

Commercial Real Estate Lending.  Lending operations that involve concentration of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators.  The regulators have issued guidance with respect to the risks posed by commercial real estate lending concentrations.  Real estate loans generally include land development, construction loans, loans secured by multi-family property and nonfarm nonresidential real property where the primary source of repayment is derived from rental income associated with the property.  The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100 percent or more of the institution’s total capital, or
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

Interstate Banking and Branching.  The Dodd-Frank Act modified the federal statute governing de novo interstate branching by state member banks.  As a result, as of July 22, 2010, a state member bank is authorized to open its initial branch in a host state by establishing a de novo branch at any location at which a bank chartered by that host state could be established as a branch.  A host state is defined as a state, other than a bank’s home state, in which the bank seeks to establish and maintain a branch.  A state member bank seeking to open a de novo interstate branch must file an application with the Federal Reserve Board in addition to adherence to state filing requirements and to capital, management, and community reinvestment standards.

Deposit Insurance and Assessments.  The deposits of the Bank are currently insured to a maximum of $250,000 per depositor for substantially all depository accounts.  The FDIC insurance also temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts.  The increased coverage is in effect until December 31, 2012.

In February 2011, the FDIC board of directors approved a final plan to impose parity among banks in the deposit-insurance system by basing the assessment base on average total consolidated assets minus average tangible equity instead of domestic deposits.  The new initial base rate schedule is substantially lower than the current one.  Institutions in Risk Category I, which includes more than 90 percent of community banks, pay 5-9 basis points instead of the prior base rate schedule of 12-16 basis points.  Institutions in Risk Categories II, III and IV pay 14, 23 and 35 basis points, respectively, compared to the prior rates of 22, 32 and 45 basis points, respectively.  In addition, the secured liability adjustment was eliminated under the final rule (although secured liabilities are reflected in a bank’s new assessment base), and the unsecured debt adjustment and the brokered deposit adjustment have remained but with some modifications.  The new rate schedule went into effect during the second quarter of 2011.  Under the final rule, institutions with less than $1 billion in assets report average weekly balances of their consolidated total assets rather than reporting average daily balances.  The final rule allows institutions with less than $1 billion in average consolidated total assets to report the end-of-quarter amount of Tier 1 capital as a proxy for average tangible equity.

Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the FDIC, or the OCC, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.  Under the Modernization Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every sixty months if the bank receives an outstanding rating, once every forty-eight months if it receives a satisfactory rating, and as needed if the rating is less that satisfactory.  Additionally, under the Modernization Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

The Modernization Act-Consumer Privacy.  The Modernization Act also contains provisions regarding consumer privacy.  These provisions require financial institutions to disclose their policy for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services.  Additionally, financial institutions generally may not disclose customer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

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

Increases in regulatory capital requirements appear to be likely, but the federal financial regulators have not yet identified specific increases.  In September 2009, the U.S. Treasury Department released a set of principles for financial regulatory reform, including a general recommendation for increased capital for banks and bank holding companies across the board (with even higher requirements for systemically risky banking organizations).  In December 2009, the Basel Committee on Board Supervision issued proposals for regulatory capital changes, including greater emphasis on common equity as a component of Tier 1 capital.  On September 12, 2010, the Basel Committee announced the calibration of its revised capital framework for major financial institutions.  The increased capital requirements will be phased into national laws and regulations by January 1, 2013.  Both sets of proposals also recommend enhanced leverage and liquidity requirements.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the “SOX”) was enacted to address corporate and accounting fraud.  It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients.  Among other things, it also; (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

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

Effective September 21, 2010, the SEC adopted amendments to its rules to conform to Section 404(c) of the SOX, as added by Section 989G of the Dodd-Frank Act.  Section 404(c) provides that the SOX shall not apply to any audit report prepared by an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

With market value of its common equity less than $75 million, the Company does not qualify as an accelerated filer or large accelerated filer and therefore is not presently subject to Section 404(c) of the SOX for the year ended December 31, 2011.  Prior to the enactment of the Dodd-Frank Act, the Company, as a non-accelerated filer, would have been required to include an attestation report from its public accounting firm on internal control over financial reporting in this year’s annual report filed with the SEC.

The Company’s management continues to be responsible for establishing and maintaining adequate internal control over financial reporting as detailed in Item 9A of this Annual Report on Form 10-K.

Other Laws and Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•
Effective April 1, 2011, the Federal Reserve Board implemented new rules regarding all persons who originate loans, including mortgage loan officers and brokers.  The new rules include, among other things, prohibition of compensation to loan originators based on the terms or conditions of a loan, prohibiting dual payment of a mortgage originator from both the consumer and the creditor, prohibiting a loan officer from steering a consumer to a lender with less favorable terms that increase the loan officer or broker’s compensation.  The Dodd-Frank Act also addressed loan originator compensation in a similar manner but with additional provisions.  The Bank’s Mortgage Division has addressed these new rules and has met the April 1, 2011 implementation date.

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers.
•
The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves.

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit.
•	The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies.
•	The Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies.
•
The Check Clearing for the 21st Century Act, giving “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check, and enacting other provisions related to check status, communication and verification procedures.

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

Financial Institutions Reform Recovery and Enforcement Act of 1989.  This act expanded and increased the enforcement powers of the regulators in terms of both civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Privacy and Credit Reporting.  Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer.  Additionally, financial institutions generally may not disclose customer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.  It is the Bank’s policy not to disclose any personal information unless required by law.

Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities.  Use of such data is regulated under the Fair Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

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

Dramatic declines in the housing market over the past four years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions.  The write-downs of asset-backed securities (“ABS”), other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in many cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.  This economic turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  The resulting economic pressure on consumers and the lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations.  Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Market volatility may have an adverse effect on us.

The capital and credit markets have been experiencing volatility and disruption for more than 48 months.   From time to time, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Recent legislative reforms have resulted in our business becoming subject to significant and extensive additional regulations and/or could adversely affect our results of operations and financial condition.

The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector.  The Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions.  However, it contains numerous other provisions that have affected all banks and bank holding companies, and have fundamentally changed the system of oversight described in the section entitled “Supervision and Regulation”, above.

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

Significant ongoing disruptions in the secondary market for residential mortgage loans have reduced the demand for and impaired the liquidity of many mortgage loans.  The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that we hold, mortgage loan originations and profits on sale of mortgage loans.  Declining real estate prices have also caused higher delinquencies and losses on certain mortgage loans.  These trends could continue.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors, could have further adverse effects on borrowers, resulting in higher delinquencies and greater charge-offs in future periods, which could adversely affect our financial condition or results of operations.  Additionally, decreases in real estate values might adversely affect the creditworthiness of state and local governments, and this might result in decreased profitability or credit losses from loans made to such governments.

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

Our profitability is affected by credit policies of monetary authorities, particularly the Federal Reserve Board, and depends in large part on our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings.  Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations may suffer.

Our recent operating results may not be indicative of our future operating results.

In 2010 and 2011, we experienced a decline in loan demand, but were able to increase total assets and deposit levels in 2010 and only experience a slight decline in total assets and deposit levels in 2011.  We may not be able to sustain our historical rate of growth from prior years and may not even be able to grow our business at all.  Consequently, our historical results of operations are not necessarily indicative of our future operations.  Various factors, such as economic conditions, regulatory and legislative considerations and competition may also impede our ability to expand our market presence.  If we experience a significant decrease in our rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

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

Insured institution failures and a deterioration in banking and economic conditions since 2008, have significantly increased the insurance fund loss provisions of the FDIC, resulting in a decline in the designated reserve ratio to historical lows.  The FDIC expects further insured institution failures in the next few years.  Therefore, the reserve ratio may continue to decline.  Additionally, the limit on FDIC coverage was increased to $250,000 by the enactment of the Dodd-Frank Act.

These developments caused the premiums assessed by the FDIC to increase.  We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than current levels of the Dodd-Frank Act.  Any future increases in FDIC insurance premiums may materially and adversely affect our results of operations.  Additionally, the Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.  Although we may initially see a decline in premium as a result of this change, there is still risk that future assessments could increase again.

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

Historically, we have not paid cash dividends and our ability to do so is subject to various statutory and regulatory requirements.

Holders of our common stock are not entitled to receive dividends unless declared by our board of directors.  Since our inception, we have not paid any cash dividends on our common stock. Even if we decide to pay dividends, our ability to do so will be limited by regulatory restrictions, our financial condition, results of operations, capital requirements, level of indebtedness and such other factors as our board of directors deems relevant.  Our ability to pay dividends is limited by our obligations to maintain sufficient capital and by other restrictions on the payment of dividends that are applicable to us.  Investors should not purchase our common stock if they require dividend income.

Our securities are not FDIC insured.

Our securities, including our common stock, are not savings or deposit accounts, and are not insured by the Deposit Insurance Fund, the FDIC or any other governmental agency and are subject to investment risk, including the possible loss of the entire investment.

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

In January 2002, the Bank purchased a site located in Evans, Georgia.  In March 2005, the Bank entered into a contract to purchase another site in Evans, Georgia and finalized that purchase in February 2006.  The Bank plans to begin construction of a full service banking office at one of the sites in Evans, Georgia in 2012.

The Bank also leases office space at one location in Augusta to house the Mortgage Division.  The Mortgage Division also operates offices in Savannah, Georgia out of leased office space.

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

Item 4.                  Mine Safety Disclosures

Not applicable.

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

	High	Low
Fiscal year ended December 31, 2011
First Quarter	$9.00	$7.10
Second Quarter	$10.50	$7.65
Third Quarter	$8.75	$6.75
Fourth Quarter	$7.50	$6.30
Fiscal year ended December 31, 2010
First Quarter	$8.00	$6.25
Second Quarter	$8.00	$6.55
Third Quarter	$8.00	$5.15
Fourth Quarter	$8.00	$5.36

Holders of Common Stock

As of March 20, 2012, the number of holders of record of the Company’s common stock was approximately 560.

Dividends

No cash dividends were paid by the Company during the years ended December 31, 2011 or 2010.  Future dividends, if any, will be determined by the Board of Directors of the Company in light of circumstances existing from time to time, including the Company’s growth, financial condition and results of operations, the continued existence of the restrictions described below on the Bank’s ability to pay dividends and other factors that the Board of Directors of the Company considers relevant.  In addition, the Board of Directors of the Company may determine, from time to time, that it is prudent to pay special nonrecurring cash dividends in addition to or in lieu of regular cash dividends.  Such special dividends will depend upon the financial performance of the Company and will take into account its capital position.  No special dividend is presently contemplated.

Because the Company’s principal operations are conducted through the Bank, the Company generates cash to pay dividends primarily through dividends paid to it by the Bank.  Accordingly, any dividends paid by the Company will depend on the Bank’s earnings, capital requirements, financial condition and other factors.  Under Georgia law, the Bank may pay dividends only when and if the Bank is not insolvent.  In addition, dividends may not be declared or paid at any time when the Bank does not have combined paid-in capital and appropriated retained earnings equal to at least 20% of the Bank’s capital stock.  Moreover, dividends may not be paid by the Bank without the prior approval of the Georgia Department of Banking and Finance (the “Georgia Banking Department”), if the dividends are in excess of specified amounts fixed by the Georgia Banking Department.

Equity Compensation Plan Information

The Company currently has three equity compensation plans: (i) the 1997 Stock Option Plan, which was approved by shareholders; (ii) the 2004 Incentive Plan, which was approved by shareholders; and (iii) the Directors Equity Incentive Plan, which has not been approved by shareholders.  The following table provides information as of December 31, 2011 regarding the Company’s then existing compensation plans and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1997 Stock Option Plan	136,453	$10.61	-
2004 Incentive Plan	153,891	$9.94	175,984
Equity compensation plans not approved by security holders	-	-	21,739
Total	290,344	$10.26	197,723

Directors Equity Incentive Plan

The Directors Equity Incentive Plan provides that non-employee directors of the Company and the Bank may elect to purchase shares of the Company’s common stock in lieu of receiving cash for director fees earned in each calendar quarter.  The purchase price for shares acquired under the plan was $2.00 less than the average closing market price of the Common Stock quoted on the Over-the-Counter Bulletin Board (or other national quotation service) for the ten business days prior to the last trade of the Company’s common stock reported prior to the purchase date.  However in January 2012, the plan was amended such that the purchase price for shares acquired under the plan is equal to 85% of the average closing market price of the Company’s common stock for the last ten trading days of each quarter as reported on the Over-the-Counter Bulletin Board.  A non-employee director may join the plan at any time during the last seven days of each calendar quarter.  The Directors Equity Incentive Plan also provides non-employee directors of the Company and the Bank annual retainer shares in the form of 1) base award shares, plus 2) bonus shares for service as Board chairman, plus 3) bonus shares for service on various committees.  Non-employee advisory board members also qualify to receive annual award shares from the Directors Equity Incentive Plan provided they meet an agreed upon annual attendance requirement.

Item 6.                  Selected Financial Data

Our selected consolidated financial data presented below as of and for the years ended December 31, 2007 through 2011 is derived from our audited consolidated financial statements.  Our audited consolidated balance sheet as of December 31, 2011 and 2010 and results of operations for each of the years in the two year period ended December 31, 2011 are included elsewhere in this report. All years have been restated as necessary for stock dividends and stock splits.

	At and for the Years Ended December 31, ($ in thousands, except per share data)
	2011	2010	2009	2008	2007

Selected Balance Sheet Data:
Assets	$493,252	$495,311	$484,013	$460,828	$447,869
Investment securities and FHLB stock	100,283	79,431	47,289	59,795	60,393
Loans, held for investment	285,614	316,809	336,849	336,293	322,201
Loans, held for sale	45,227	46,570	58,135	28,402	39,547
Allowance for loan losses	6,804	7,866	5,072	4,284	5,059
Deposits	411,395	414,749	405,240	377,009	379,966
Repurchase agreements	3,565	3,469	7,297	15,859	17,473
Long-term debt	25,000	25,000	25,000	25,400	10,500
Other liabilities	2,847	7,119	3,203	3,476	3,959
Shareholders’ equity	50,445	44,976	43,273	39,084	35,971

Selected Results of Operations Data:
Interest income	22,323	24,409	24,604	26,371	29,019
Interest expense	5,702	7,290	9,722	13,038	15,706
Net interest income	16,621	17,119	14,882	13,333	13,313
Provision for loan losses	1,727	8,355	3,082	1,456	909
Net interest income after provision for provision for loan losses	14,894	8,764	11,800	11,877	12,404
Non-interest income	11,170	13,246	14,157	9,920	9,932
Non-interest expense	20,127	20,543	20,902	17,745	17,816
Income before taxes	5,937	1,467	5,055	4,052	4,520
Income tax expense (benefit)	1,838	(66)	1,303	1,252	1,619
Net income	$4,099	$1,533	$3,752	$2,800	$2,901

Per Share Data
Net income – basic	$1.15	$0.44	$1.08	$0.82	$0.85
Net income – diluted	$1.15	$0.44	$1.07	$0.80	$0.83
Book value	$14.04	$12.72	$12.37	$11.31	$10.58
Weighted average number of shares outstanding:
Basic	3,561,064	3,519,408	3,484,309	3,426,860	3,393,224
Diluted	3,561,064	3,519,408	3,492,871	3,503,856	3,508,606

	At and for the Years Ended December 31,
	2011	2010	2009	2008	2007

Performance Ratios:
Return on average assets	0.82%	0.32%	0.79%	0.62%	0.69%
Return on average equity	8.45%	3.41%	8.93%	7.36%	8.39%
Net interest margin (1)	3.53%	3.83%	3.37%	3.15%	3.36%
Efficiency ratio (2)	72.42%	67.65%	71.98%	76.31%	76.64%
Loan (excl LHFS) to deposit ratio	69.43%	76.39%	83.12%	89.20%	84.80%

Asset Quality Ratios:
Nonperforming loans to total loans	2.34%	1.72%	1.57%	1.39%	3.20%
Nonperforming assets to total loans (excl LHFS + OREO)	5.03%	2.82%	3.12%	3.57%	3.73%
Allowance for loan losses to nonperforming loans	87.98%	125.71%	81.94%	84.65%	43.77%
Allowance for loan losses to total loans (excl LHFS)	2.38%	2.48%	1.51%	1.27%	1.57%

Capital Ratios:
Average equity to average assets	9.66%	9.36%	8.81%	8.41%	8.16%
Leverage ratio	9.74%	9.32%	8.96%	8.59%	8.18%
Tier 1 risk-based capital ratio	12.11%	11.75%	10.50%	9.82%	9.39%
Total risk-based capital ratio	13.37%	13.01%	11.74%	10.91%	10.72%

(1)	Non-tax equivalent.
(2)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income, excluding gains and losses on the sale of assets.

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

Other Real Estate Owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Costs related to the development and improvement of other real estate owned are capitalized.

Additional information on the Bank’s loan portfolio and allowance for loan losses can be found in the “Loan Portfolio” section of this Item 7.  Note 1 and Note 14 to the consolidated financial statements also include additional information on the Bank’s accounting policies related to the allowance for loan losses and other real estate owned.

Consolidated Financial Information

Certain consolidated financial information for the Company and Bank as of and for the years ended December 31, 2011and 2010 is presented below:

	2011		2010
	Total Assets	Net Income	Total Assets	Net Income
	(Dollar amounts in thousands)

GECR consolidated	$493,252	$4,099	$495,311	$1,533
The Bank	$493,073	4,275	$495,223	1,665
The Company		$(176)		$(132)

The Company incurred $252,278 and $200,418 in operational costs for the years ended December 31, 201 and 2010, respectively. These costs were partially offset by income tax benefits of $76,002 and $68,142 for 2011 and 2010, respectively. In total, the net losses for the Company were $176,276 and $132,276 for the years ended December 31, 2011 and 2010, respectively. The Company’s operational costs are primarily funded by proceeds from the exercise of stock options.

The Company’s line of credit issued in June 2009 with its correspondent bank, First National Bankers Bank, which provided the Company the ability to draw a principal sum of $1.0 million in periodic advances matured on June 5, 2010.  The Company did not renew the line of credit.  The outstanding principal balance at December 31, 2009 was $0.

Results of Operations – Comparison of 2011 and 2010

Balance Sheet

For the year ended December 31, 2011, the consolidated Company and Bank experienced a slight decrease in total assets.  Total assets decreased $2.0 million or 0.4%, to $493.3 million at December 31, 2011 from $495.3 million at December 31, 2010.  Average total assets were $502.4 million in 2011 and $480.2 million in 2010, an increase of $22.2 million or 4.6%.  Loans held for sale decreased from $46.6 million at December 31, 2010 to $45.2 million at December 31, 2011, a decrease of $1.4 million or 2.9%.  All other loans decreased with a portfolio balance, net of allowance for loan losses, of $278.8 million at December 31, 2011 compared to $308.9 million at December 31, 2010, a decrease of $30.1 million or 9.8%.  Commercial and industrial loans decreased $1.4 million or 7.1%, from $20.3 million at December 31, 2010 to $18.9 million at December 31, 2011. Real estate – residential loans decreased $4.6 million or 7.6%, from $61.2 million at December 31, 2010 to $56.6 million at December 31, 2011, and real estate – construction, land and land development loans decreased $12.6 million or 14.6%, from $86.4 million at December 31, 2010 to $73.8 million at December 31, 2011. Real estate – commercial loans decreased $10.6 million or 7.5%, from $142.4 million at December 31, 2010 to $131.8 million at December 31, 2011.  Consumer loans decreased $1.9 million or 28.6%, from $6.6 million at December 31, 2010 to $4.7 million at December 31, 2011.  The decreases in most categories are primarily the result of weaker demand during the economic recession experienced over the past four years.  The decline in loan demand coupled with maintaining deposit levels, continued the trend of abundant liquidity, resulting in increases in cash and due from banks as well as securities available-for-sale.  Cash and due from banks grew $3.2 million or 10.1% to $34.9 million at December 31, 2011 from $31.7 million at December 31, 2010.  At December 31, 2011 and 2010 interest bearing balances with correspondent banks comprised $25.6 million and $25.5 million, respectively, of cash and due from banks.   Securities available-for-sale increased $23.4 million or 30.4% to $100.3 million at December, 31, 2011 compared to $76.9 million at December 31, 2010.

The allowance for loan losses was $6.8 million at December 31, 2011 and $7.9 million at December 31, 2010.  This represents a decrease of $1.1 million or 13.5%.  The decrease in the allowance is based upon management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and is partially due to the decline in the loan volume. The Bank’s ratio of allowance for loan losses to gross loans was 2.06% at December 31, 2011 and 2.16% at December 31, 2010.  Substantially all loans held for sale originated by the Bank consist of well-secured single family residential mortgage loans which are originated with a sales commitment and are sold in the secondary market shortly after origination, thus greatly reducing the Bank’s credit risk.  The Bank’s ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 2.38% at December 31, 2011, compared to 2.48% at December 31, 2010.

Other real estate owned increased $4.2 million or 154.1% to $7.0 million at December 31, 2011 compared to $2.8 million at December 31, 2010.  The increase is primarily related to property acquired through foreclosure specifically tied to one relationship.   At December 31, 2011 $4.2 million of the relationship had been transferred to other real estate owned.

Total deposit accounts at December 31, 2011 were $411.4 million, a decrease of $3.3 million or 0.8%, from $414.7 million at December 31, 2010.  Brokered deposits totaled $20.4 million at December 31, 2011, a decrease of $10.0 million or 33.0%, compared to $30.4 million at December 31, 2010.  The Bank utilizes Promontory Interfinancial Network (CDARS) to obtain and retain large time deposits of customers seeking full FDIC insurance coverage.  Through network member institutions the CDARS deposits are broken into smaller deposits in order to receive insurance coverage beyond the FDIC’s $250,000 limit.  CDARS deposits decreased $9.1 million or 67.4% to $4.4 million at December 31, 2011 from $13.5 million at December 31, 2010.  This decline in brokered and CDARS deposits is a direct result of the Bank’s increased reliance on core deposits.    Deposits excluding brokered and CDARs increased $15.8 million or 4.3% to $386.6 million at December 31, 2011 compared to $370.8 million at December 31, 2010. Total other borrowings by the Bank were $28.6 million at December 31, 2011, a  decrease of $3.5 million or 11.0%, from the balance of $32.1 million at December 31, 2010.  Due to a change to ASC 860-10 “Transfers and Servicing” regarding loan participations, $3.6 million of participated loans were classified as “other borrowings” at December 31, 2010.  These loans were renewed under different terms during 2011, and are no longer classified as “other borrowings.”

The Bank’s loan to deposit ratio was 80.4% at December 31, 2011 and 87.6% at December 31, 2010.  Excluding mortgage loans held for sale, this ratio was 69.4% for 2011 and 76.4% for 2010.

Income Statement

Interest income was $22.3 million for 2011 compared to $24.4 million for 2010, a decrease of $2.1 million or 8.5%.  This decrease was primarily the result of declining interest rates and weakened loan demand during the economic recession experienced over the past four years.  This resulted in an increase in lower yielding investment securities and cash equivalents.  Interest expense decreased $1.6 million or 21.8%, from $7.3 million for 2010 to $5.7 million for 2011.  This decrease in interest expense was primarily due to the lower cost of funds resulting from the falling interest rate environment since 2008.  Cost of funds also declined due to significant increases in low cost core deposits and significant decreases in time deposits.  Non-interest bearing deposits increased by $11.1 million or 26.8%, from $41.6 million at December 31, 2010 to $52.7 million at December 31, 2011.  Now accounts increased by $5.9 million or 15.5% from $38.7 million at December 31, 2010 to $44.6 million at December 31, 2011.  Savings accounts were $63.2 million at December 31, 2011 compared to $53.9 million at December 31, 2010, an increase of $9.3 million or 17.3%.  Money market accounts increased $17.0 million or 47.1%, from $36.0 million at December 31, 2010 to $53.0 million at December 31, 2011.   Time deposits decreased $46.8 million or 19.1%, to $197.8 million at December 31, 2011 compared to $244.6 million at December 31, 2010.  Net interest income was $16.6 million for 2011 compared to $17.1 million for 2010, a slight decrease of $0.5 million or 2.9%.  Net interest margin decreased to 3.53% for the year ended December 31, 2011 from 3.83% for 2010.

The provision for loan losses was $1.7 million for 2011 compared to $8.3 million for 2010, a decrease of $6.6 million or 79.3%. This decrease is the result of the level of the Bank’s non-performing assets, charge-offs and loan delinquencies.  The majority of the decrease in the provision for loan losses was due to a provision of $4,706,000 in the second quarter of 2010.  In that quarter, management’s detailed review of the Bank’s loan portfolio and adequacy of the allowance for loan losses, level of the Bank’s non-performing assets, and chargeoffs and loan delinquencies resulted in a significant provision for loan losses.  $3.8 million of net charge offs were recorded in the second quarter of 2010.  As a result of the decrease in the provision for loan losses partially offset by the decline in loans, the ratio of the allowance for loan losses to total loans, excluding loans held for sale, decreased to 2.38% at December 31, 2011 from 2.48% at December 31, 2010.  Net charge-offs were $2.8 million in 2011, down from the $5.6 million in 2010, resulting in annual charge-off to average loans excluding loans held for sale ratios of 0.90% and 1.69%, respectively.  Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-interest income for 2011 was $11.2 million compared to $13.2 million for 2010, a decrease of $2.0 million or 15.7%.  This decrease in 2011 is primarily due to the decline in gain on sale of mortgage loans.  Gain on sale of mortgage loans decreased from $10.8 million in 2010 to $8.2 million in 2011, a decrease of $2.6 million or 24.1%.  The mortgage origination volume sold in 2011 was $383.7 million compared to $553.2 million in 2010, a decrease of $169.5 million or 30.6%.  Other income increased from $1.0 million to $1.5 million from 2010 to 2011 primarily due to rental income and gains on sale of other real estate.

Non-interest expense decreased from $20.5 million in 2010 to $20.1 million in 2011, a decrease of $0.4 million or 2.0%.  This decrease is primarily the result of lower group insurance expense, incentive expense, occupancy expense, FDIC assessment cost, and data processing expense, offset by higher other real estate expenses and losses on mortgage loans previously sold and recourse liability provisions.

In total, net income increased in 2011 by $2.6 million or 167.4%, from $1.5 million in 2010 to $4.1 million in 2011 as a result of the above factors.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balance sheet of the consolidated Company for the years ended December 31, 2011, 2010 and 2009.  Also presented is the consolidated Company’s actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability.  This table includes all major categories of interest-earning assets and interest-bearing liabilities:

CONSOLIDATED AVERAGE BALANCE SHEETS
(Dollar amounts in thousands)

	Year Ended December 31,
	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield /	Average	Income/	Yield /	Average	Income/	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
INTEREST-EARNING ASSETS
Loans, net of unearned income	$334,751	$19,624	5.86%	$373,779	$22,379	5.99%	$386,961	$22,260	5.75%
Investment securities	99,858	2,611	2.61%	54,978	1,989	3.62%	52,672	2,337	4.44%
Fed funds sold & cash in banks	36,363	88	0.24%	18,202	41	0.23%	4,051	7	0.17%
Total interest-earning assets	470,972	22,323	4.74%	446,959	24,409	5.46%	443,684	24,604	5.55%

NON-INTEREST-EARNING ASSETS
Cash and due from banks	7,716			8,226			8,686
Bank premises and fixed assets	9,119			9,476			9,877
Accrued interest receivable	1,662			1,657			1,748
Other assets	20,520			20,019			17,506
Allowance for loan losses	(7,627)			(6,158)			(5,026)
Total assets	$502,362			$480,179			$476,475

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING DEPOSITS
NOW accounts	$40,958	$163	0.40%	$38,473	$226	0.59%	$35,300	$211	0.60%
Savings accounts	60,056	535	0.89%	52,102	570	1.09%	52,515	587	1.12%
Money market accounts	45,311	333	0.73%	24,826	309	1.24%	11,945	139	1.16%
Time accounts	224,842	3,648	1.62%	246,359	5,232	2.12%	256,146	7,808	3.05%
Total interest-bearing deposits	371,167	4,679	1.26%	361,760	6,337	1.75%	355,906	8,745	2.46%

OTHER INTEREST-BEARING LIABILITIES
Borrowed funds	29,561	1,023	3.46%	29,190	953	3.26%	38,614	977	2.53%
Total interest-bearing liabilities	400,728	5,702	1.42%	390,950	7,290	1.86%	394,520	9,722	2.46%

NON-INTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	50,463			42,066			36,439
Other liabilities	2,647			2,202			3,519
Shareholders’ equity	48,524			44,961			41,997
Total liabilities and shareholders’ equity	$502,362			$480,179			$476,475

Net interest income		$16,621			$17,119			$14,882
Interest rate spread			3.32%			3.60%			3.08%
Net interest margin			3.53%			3.83%			3.37%
Average loans (excl LHFS) to average deposits			83.40%			81.52%			86.73%

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

	Comparison of Years Ended December 31, 2011 and 2010			Comparison of Years Ended December 31, 2010 and 2009
	(in thousands)
	Increase (Decrease) Due to
	Balance	Rate	Total	Balance	Rate	Total
Interest earned on:
Tax-exempt securities	$41	$(7)	$34	$(38)	$(5)	$(43)
Taxable securities	1,557	(969)	588	148	(453)	(305)
Federal funds sold and cash in banks	42	5	47	23	11	34
Net loans and loans held for sale	(2,337)	(418)	(2,775)	(758)	877	119

Total interest income	$(697)	$(1,389)	$(2,086)	$(625)	$430	$(195)

Interest paid on:
NOW deposits	15	(78)	(63)	19	(4)	15
Money market deposits	255	(231)	24	150	20	170
Savings deposits	87	(122)	(35)	(5)	(12)	(17)
Time deposits	(457)	(1,127)	(1,584)	(298)	(2,278)	(2,576)
Borrowed funds	12	58	70	(238)	214	(24)

Total interest expense	$(88)	$(1,500)	$(1,588)	$(372)	$(2,060)	$(2,432)

Increase (decrease) in net interest income	$(609)	$111	$(498)	$(253)	$2,490	$2,237

Loan Portfolio

The Bank engages in a full complement of lending activities, including commercial, real estate and consumer loans.  As of December 31, 2011, the Bank’s loan portfolio, excluding loans held for sale, consisted of 6.6% commercial and industrial loans, 25.8% real estate – construction, land and land development loans, 19.8% real estate – residential loans, 46.1% real estate – commercial loans, and 1.7% consumer loans.

Commercial and industrial lending is directed principally towards businesses whose demands for funds fall within the Bank’s legal lending limits and which are potential deposit customers of the Bank.  This category of loans includes loans made to individual, partnership or corporate borrowers, for a variety of business purposes.  These loans include short-term lines of credit, short- to medium-term plant and equipment loans, and loans for general working capital.

The Bank’s real estate – construction, land and land development loans consist of residential and commercial construction loans as well as land development loans.  These loans are primarily construction and development loans to builders in the Augusta and Savannah, Georgia areas.

Real estate – residential loans include residential mortgage lending and are primarily single-family residential loans secured by the residential property.  Home equity lines are also included in real estate – residential loans.

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

The following table presents the categories of loans contained in the Bank’s loan portfolio as of the end of the five most recent fiscal years and the total amount of all loans for such periods:

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)

Commercial and industrial	$18,864	$20,298	$22,906	$31,173	$29,582
Real estate – construction, land and land development	73,823	86,418	107,429	105,032	89,580
Real estate – residential	56,563	61,194	66,050	65,958	53,557
Real estate – commercial	131,725	142,351	133,140	125,194	139,111
Consumer	4,715	6,606	7,468	9,092	10,487

Total loans receivable	$285,690	$316,867	$336,993	$336,449	$322,317

Less:

Unearned income and deferred loan fees	(76)	(58)	(144)	(156)	(116)
Allowance for possible loan losses	(6,804)	(7,866)	(5,072)	(4,284)	(5,059)

Total (net of allowance)	$278,810	$308,943	$331,777	$332,009	$317,142

In addition to the above, the Bank also had $45.2 million and $46.6 million of single family residential mortgage loans held for sale that were originated by the Bank’s Mortgage Division at December 31, 2011 and 2010, respectively.

The table below presents an analysis of maturities of loans by loan type as of December 31, 2011:

	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(In thousands)
Commercial and industrial	$10,592	$8,272	$-	$18,864
Real estate – construction, land and land development	43,938	29,764	121	73,823
Real estate – residential	32,615	17,499	6,449	56,563
Real estate – commercial	23,505	102,565	5,655	131,725
Consumer	1,453	3,238	24	4,715
Total loans receivable	$112,103	$161,338	$12,249	$285,690

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2011 (in thousands):

Loans due after 1 year with predetermined interest rates	$34,742
Loans due after 1 year with floating interest rates	138,845
Total loans due after 1 year	$173,587

The following table presents information regarding non-accrual and past due loans at the dates indicated:

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on a non-accrual basis
Number	48	50	63	56	65
Amount	$7,734	$6,257	$6,190	$5,061	$11,558

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	-	-	-	3	4
Amount	$-	$-	$-	$1	$18

Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or when, in management’s judgment, the interest will not be collectible in the normal course of business. Additional interest income of approximately $213,000 in 2011 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized in 2011 on loans that have been accounted for on a non-accrual basis.

Troubled Debt Restructurings

As of December 31, 2011, the Bank had classified 20 loans totaling $9,770,000 as “troubled debt restructurings” as defined in ASC 310-40.  As of December 31, 2010, the Bank had classified 15 loans totaling $9,250,000 as troubled debt restructurings.  Included in the troubled debt restructurings was $1.6 million and $2.3 million also on nonaccrual as of December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011 three loans totaling $811,000 classified as troubled debt restructurings were in default.  As of December 31, 2010 one loan totaling $96,000 classified as a troubled debt restructuring was in default.

The following table presents loans classified as “troubled debt restructurings” as defined in ASC 310-40:

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Troubled debt restructurings	$9,770	$9,250	$4,188	$-	$-

Related to troubled debt restructurings, the Bank has utilized different types of concessions. The Bank may perform “A note/B note” workout structures as a subset of the Bank’s troubled debt restructuring strategy. Under an A note/B note workout structure, the new A note is underwritten in accordance with customary troubled debt restructuring underwriting standards and is reasonably assured of full repayment while the B note is not. The B note is immediately charged off upon restructuring.

In the case above, if the loan was accruing prior to the troubled debt restructuring (documented with the loan legally bifurcated into an A note fully supporting accrual status and a B note fully contractually forgiven and charged off), the A note may remain on accrual status.  If the loan was on nonaccrual prior to the troubled debt restructuring (documented with the loan legally bifurcated into an A note fully supporting accrual status and a B note contractually forgiven and fully charged off), the A note may be returned to accrual status, and risk rated accordingly, after a reasonable period of performance under the troubled debt restructuring terms.  Six months of payment performance is generally required to return these loans to accrual status.

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

The Bank has restructured one loan using this A note/B note structure totaling $1.1 million as of December 31, 2011.  The Bank had no loans using this structure prior to 2011.

At December 31, 2011, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience

An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollar amounts in thousands)
Allowance for loan losses, beginning of year	$7,866	$5,072	$4,284	$5,059	$4,386
Charge-offs:
Commercial and industrial	40	139	208	223	163
Real estate – construction, land and land development	2,134	3,663	1,382	1,107	-
Real estate – residential	570	980	553	798	28
Real estate – commercial	319	850	-	26	-
Consumer	105	147	199	110	97
	3,168	5,779	2,342	2,264	288
Recoveries:
Commercial and industrial	62	63	14	5	10
Real estate – construction, land and land development	20	16	-	-	-
Real estate – residential	147	13	4	3	11
Real estate – commercial	99	22	1	-	-
Consumer	51	104	29	25	31
	379	218	48	33	52
Net (charge-offs) recoveries	(2,789)	(5,561)	(2,294)	(2,231)	(236)

Provision charged to operations	1,727	8,355	3,082	1,456	909

Allowance for loan losses, end of year	$6,804	$7,866	$5,072	$4,284	$5,059

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(0.90%)	(1.69%)	(.67%)	(.67%)	(.08%)

Allowance for Loan Losses

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.

Accordingly, management has established an allowance for loan losses, which totaled $6,804,000 at December 31, 2011, which is allocated according to the following table, along with the percentage of loans in each category to total loans:

	2011		2010		2009		2008		2007
	Allowance Amount	Portfolio as % of Loans	Allowance Amount	Portfolio as % of Loans	Allowance Amount	Portfolio as % of Loans	Allowance Amount	Portfolio as % of Loans	Allowance Amount	Portfolio as % of Loans
	(dollars in thousands)
Commercial and industrial	$185	6.6%	$227	6.4%	$259	6.8%	$436	9.3%	$562	9.2%
Real estate – construction, land and land development	3,219	25.8%	3,908	27.3%	2,364	31.9%	1,838	31.2%	1,928	27.8%
Real estate – residential	1,141	19.8%	1,070	19.3%	827	19.6%	622	19.6%	639	16.6%
Real estate – commercial	1,706	46.1%	1,617	44.9%	1,319	39.5%	1,147	37.2%	1,608	43.2%
Consumer	108	1.7%	251	2.1%	176	2.2%	133	2.7%	195	3.2%
Unallocated	445	--	793	--	127	--	107	--	127	--

Total	$6,804		$7,866		$5,072		$4,284		$5,059

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

Commercial and industrial loans represented approximately 6.6% of outstanding loans at December 31, 2011.  Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank’s loan portfolio.  However, the Bank generally originates commercial loans on a secured basis.  Management believes that the secured status of a substantial portion of the commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

Real estate – construction, land and land development loans represented approximately 25.8% of the Bank’s outstanding loans at December 31, 2011.  This category of the loan portfolio consists of commercial and residential construction and development loans located in the Bank’s market areas.  Management of the Bank closely monitors the performance of these loans and periodically inspects properties and development progress.  Management considers these factors in estimating and evaluating the allowance for loan losses.

Real estate – residential loans constituted approximately 19.8% of outstanding loans at December 31, 2011.  Residential mortgages are generally secured by the underlying residence.  Management of the Bank currently believes that these loans are adequately secured.

Real estate – commercial loans were approximately 46.1% of outstanding loans at December 31, 2011.   Management believes the risk of loss for commercial real estate loans is generally higher than residential loans.  Management continuously monitors the performance of the commercial real estate portfolio and collateral values.

Consumer loans represented approximately 1.7% of outstanding loans at December 31, 2011 and are also well secured.  The majority of the Bank’s consumer loans are secured by collateral primarily consisting of automobiles, boats and other personal property.  Management believes that these loans inherently possess less risk than other categories of loans.

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

Losses on Mortgage Loans Previously Sold

Losses on mortgage loans previously sold are recorded when the Bank indemnifies or repurchases mortgage loans previously sold.  The representations and warranties in our loan sale agreements provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions.  Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal.  In addition to these representations and warranties, our loan sale contracts define a condition in which the borrower defaults during a short period of time, typically 120 days to one year, as an Early Payment Default (“EPD”).  In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor.  The Bank incurred losses for indemnification and repurchase for the nine months ended December 31, 2011 totaling $305,000.

In the fourth quarter of 2011, the Company established a recourse liability for mortgage loans sold for losses of this type.  As of December 31, 2011 the recourse liability for mortgage loans sold had a balance of $245,000.  The following table demonstrates the activity for the year ended December 31, 2011:

Recourse Liability for Mortgage Loans Sold Activity
($ in thousands)
2011

Beginning balance	$-
Provision	500
Losses	(305)
Recoveries	50
Ending balance	$245

Cash and Due from Banks

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in “Cash and Due from Banks.”  As of December 31, 2011 and 2010, cash and due from banks totaled $34.9 million and $31.7 million, respectively.  Interest-bearing cash on deposit with correspondent banks totaled $1.7 million as of December 31, 2011 compared to $3.3 million as of December 31, 2010.  Interest-bearing cash on deposit in the Federal Reserve Bank excess balance fund was $23.9 million as of December 31, 2011 compared to $22.2 million as of December 31, 2010. Other cash funds required to be on reserve with the Federal Reserve Bank totaled $914,000 and $0 as of December 31, 2011 and 2010, respectively.

Investments

As of December 31, 2011, investment securities comprised approximately 20.3% of the Bank’s assets.  The Bank invests primarily in obligations or agencies of the United States, mortgage-backed securities and obligations, certain obligations of states and municipalities, corporate securities, Federal Home Loan Bank stock, and bank-owned life insurance.  The Bank also enters into federal funds transactions with its principal correspondent banks.  The Bank may act as a net seller or net purchaser of such funds.

The following table presents, for the dates indicated, the estimated fair market value of the Bank’s investment securities available for sale.  The Bank has classified all of its investment securities as available for sale:

	December 31,
	2011	2010
	(In thousands)
Obligations of the U.S. Treasury and other U.S government agencies	$31,069	$28,229
Mortgage-backed securities	54,351	39,600
Obligations of States and political subdivisions	14,863	9,075
Corporate obligations	-	-

Total investment securities	$100,283	$76,904

Federal Home Loan Bank stock	2,070	2,527

Total investment securities and FHLB stock	$102,353	$79,431

The following tables present the contractual maturities and weighted average yields of the Bank’s investment securities as of December 31, 2011:

	Maturities of Investment Securities
	Less Than One Year	One To Five Years	Five To Ten Years	Over Ten Years
	(In thousands)
Obligations of the U.S. Treasury and other U.S. government agencies	$6,914	$6,378	$4,878	$12,899
Mortgage-backed securities	940	47,095	6,316	-
Obligations of States and political subdivisions	941	3,174	10,249	499
Federal Home Loan Bank stock	2,070	-	-	-
Total	$10,865	$56,647	$21,443	$13,398

	Weighted Average Yields
	Less Than One Year	One To Five Years	Five To Ten Years	Over Ten Years
Obligations of the U.S. Treasury and other U.S. government agencies	2.54%	1.34%	1.64%	1.89%
Mortgage-backed securities	3.60%	2.57%	2.64%	-
Obligations of States and political subdivisions	5.79%	4.97%	5.21%	5.87%
Federal Home Loan Bank stock	-	-	-	-
Total weighted average yield	3.00%	2.57%	3.64%	2.04%

The weighted average yields on tax-exempt obligations presented in the table above have been computed on a tax-equivalent basis.

Increased liquidity has resulted in significant increases in investment securities, resulting in greater occurrence of issuer concentrations.  The table below reflects investments with issuers exceeding 10% of the Company’s shareholders’ equity as of December 31, 2011 and 2010:

	2011		2010
	Book Value	Market Value	Book Value	Market Value
Freddie Mac
U.S. agency securities	$7,893	$7,944	$9,500	$9,441
Mortgage-backed securities	7,340	7,608	7,542	7,733
Ginnie Mae
Mortgage-backed securities	15,533	16,034	11,442	11,566
Fannie Mae
U.S. agency securities	2,000	2,004	-	-
Mortgage-backed securities	28,287	28,911	15,718	15,782
Small Business Association
U.S. agency securities	21,140	21,121	14,265	14,261
Total	$82,193	$83,622	$58,467	$58,783

In September 2007, an $8.0 million bank-owned life insurance policy (BOLI) was acquired in order to insure the key officers of the Bank. Per ASC 325-30, “Investments in Insurance Contracts,” this policy recorded at its cash surrender value, net of surrender charges and/or early termination charges. As of December 31, 2011, the BOLI cash surrender value was $9.6 million, resulting in other income for 2011 of $399,000 and an annualized net yield of 4.33%.

Deposits

The Bank offers a wide range of commercial and consumer interest bearing and non-interest bearing deposit accounts, including checking accounts, savings accounts, money market accounts, negotiable order of withdrawal (“NOW”) accounts, individual retirement accounts, and certificates of deposit.  The sources of deposits are residents, businesses and employees of businesses within the Bank’s market area, obtained through the personal solicitation of the Bank’s officers and directors, direct mail solicitation and advertisements published in the local media.  Although de-emphasized in 2010 and 2011, the Bank has also utilized the brokered certificate of deposit market and the CDARS program for funding needs for loan origination and liquidity.  These brokered and CDARS deposits are included in time deposits on the balance sheet.  The Bank pays competitive interest rates on time and savings deposits.  In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank’s market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and similar items.

The following table details, for the indicated periods, the average amount of and average rate paid on each of the following deposit categories (dollar amounts in thousands):

	2011		December 31, 2010		2009
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Deposit Category	(in thousands)
Non-interest bearing demand deposits	$50,463	–	$42,066	–	$36,439	–
NOW and money market deposits	86,269	0.57%	63,299	0.85%	47,245	0.74%
Savings deposits	60,056	0.89%	52,102	1.09%	52,515	1.12%
Time deposits	224,842	1.62%	246,359	2.12%	256,146	3.05%

The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2011 were as follows:

2011
(in thousands)

Three months or less	$21,727
Over three months through six months	41,915
Over six months through twelve months	39,804
Over twelve months	31,209
Total	$134,655

Borrowed Funds

The Bank’s borrowed funds consist of short-term borrowings and long-term debt, including federal funds purchased, retail repurchase agreements and lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank. The average balance of borrowed funds was approximately $29.6 million, $29.2 million, and $38.6 million for the years ended December 31, 2011, 2010 and 2009.

The most significant borrowed funds categories for the Bank are the lines of credit from the Federal Home Loan Bank, consisting of the “Loans Held for Sale” program, a 1-4 family and commercial real estate loans line of credit (1-4 LOC), and two long-term convertible advances.

At December 31, 2011, 2010 and 2009, there was no outstanding balance on the LHFS line of credit. The LHFS line of credit was not used in 2011.  The average balance outstanding for the year 2010 on the LHFS line of credit was $3,000 with a weighted average interest rate of 0.97%. For 2009, the average balance outstanding was $1.7 million with a weighted average interest rate of 1.05%.  The maximum amount outstanding on the LHFS line of credit at any month end was $0 in 2011 and 2010, compared to $10.8 million in 2009. The LHFS line of credit is secured by the mortgage loans held for sale originated with the borrowed funds. The interest rate on the LHFS line of credit is equal to the Federal Home Loan Bank’s Daily Rate Credit Program rate plus 50 basis points.

The outstanding balance on the 1-4 LOC was $0 at December 31, 2011 and December 31, 2010. In 2009 the outstanding balance was $3.6 million with an interest rate of 0.36%.  The average balance outstanding on the 1-4 LOC was $14,000 for 2011 with a weighted average interest rate of 0.36%. The average balance outstanding on the 1-4 LOC was $244,000 for 2010 with a weighted average interest rate of 0.47%. In 2009, the average balance outstanding was $4.6 million with a weighted average interest rate of 0.47%.  The maximum amount outstanding on the 1-4 LOC at any month end during 2011 was $5.0 million, compared to $7.0 million in 2010, and $8.6 million in 2009. This 1-4 LOC is secured by the Bank’s portfolio of 1-4 family first mortgage loans, excluding those loans that are held for sale, and commercial real estate loans. The interest rate on the 1-4 LOC is equal to the Federal Home Loan Bank’s Daily Rate Credit Program.

During 2007, a long-term convertible advance was established as an additional line of credit. At December 31, 2011, the outstanding balance on this advance was $10.0 million with a weighted average interest rate of 3.83%. This advance matures December 2012 and was callable until December 2010. An additional, but similar, long-term convertible advance was also established during 2008. At December 31, 2011, the outstanding balance on this advance was $15.0 million with a weighted average interest rate of 3.33%. This advance matures May 2013 and was callable until May 2010.

Return on Equity and Assets

The following table presents certain profitability, return and capital ratios for the Company as of the end of the past three fiscal years.

	December 31,
	2011	2010	2009

Return on Average Assets	0.82%	0.32%	0.79%
Return on Average Equity	8.45%	3.41%	8.93%
Dividend Payout Ratio	--	--	--
Equity to Assets Ratio	10.23%	9.08%	8.94%

Liquidity and Interest Rate Sensitivity

Deposit levels and the associated timing and quantity of funds flowing into and out of a bank inherently involve a degree of uncertainty.  In order to ensure that it is capable of meeting depositors’ demands for funds, the Bank must maintain adequate liquidity.  Liquid assets consisting primarily of cash and deposits due from other banks, federal funds sold, funds held in a Federal Reserve Bank excess balance account, and investment securities maturing within one year provide the source of such funds.  Insufficient liquidity may force a bank to engage in emergency measures to secure necessary funding, which could be costly and negatively affect earnings.  The Bank monitors its liquidity on a monthly basis and seeks to maintain it at an optimal level.

As of December 31, 2011, the Bank’s liquidity ratio was 34.9% as compared to 28.5% at December 31, 2010.  In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with First National Bankers Bank and SunTrust Bank.  Management is not aware of any demands, commitments or uncertainties which could materially affect the Bank’s liquidity position.  However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities at December 31, 2011 with a total market value of $100.3 million in its available-for-sale portfolio and $2.1 million Federal Home Loan Bank stock which would provide an additional source of liquidity.

Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank’s exposure to interest rate risk.  Various assets and liabilities are termed “rate sensitive” when the interest rate can be replaced.  By definition, the “gap” is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon.  At December 31, 2011, the Bank was liability sensitive in the 0-3 month and 3-12 month time frames, but asset sensitive in the 1-5 years and 5 years or more time frames.

The following is an analysis of rate sensitive assets and liabilities as of December 31, 2011 (in thousands):

	0- 3 mos.	3 – 12 mos.	1 – 5 years	5 years or more	Total

Taxable securities	$2,016	$5,839	$54,526	$26,769	$89,150
Tax-exempt securities	171	770	2,120	8,072	11,133
Federal funds sold and cash in banks	25,614	-	-	-	25,614
Loans	94,584	61,592	111,136	63,529	330,841
Total rate sensitive assets	122,385	68,201	167,782	98,370	456,738

NOW and money market deposits	97,627	-	-	-	97,627
Savings deposits	63,210	-	-	-	63,210
Time deposits	33,973	114,606	49,088	156	197,823
Total rate sensitive deposits	194,810	114,606	49,088	156	358,660

Borrowed funds	3,565	10,000	15,000	-	28,565
Total rate sensitive liabilities	198,375	124,606	64,088	156	387,225

Excess of rate sensitive assets less rate sensitive liabilities	$(75,990)	$(56,405)	$103,694	$98,214	$69,513
	62%	59%	93%	118%
Cumulative gap	$(75,990)	$(132,395)	$(28,701)	$69,513

Capital Resources

The equity capital of the Bank totaled $49.8 million at December 31, 2011, an increase of $5.2 million, or 11.6%, from equity capital of $44.6 million at December 31, 2010.  The increase in equity capital was attributable to the Bank’s net income of $4.3 million and an increase of $0.9 million in the Bank’s after-tax unrealized gain/(loss) on available-for-sale securities which, under ASC 320-10, “Investments-Debt and Equity Securities,” is recognized in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account.  The consolidated equity capital of the Company totaled $50.4 million at December 31, 2011 compared to $45.0 million at December 31, 2010.

The following table sets forth the applicable actual and required capital ratios for the Company and the Bank as of December 31, 2011:

Bank	December 31, 2011	Minimum Regulatory Requirement

Total risk-based capital ratio	13.37%	8.0%
Tier 1 Capital ratio	12.11%	4.0%
Leverage ratio	9.74%	4.0%

Company – Consolidated

Total risk-based capital ratio	13.53%	8.0%
Tier 1 Capital ratio	12.27%	4.0%
Leverage ratio	9.86%	4.0%

The above ratios indicate that the capital position of the Company and the Bank are sound and that the Company is well positioned for future growth.

There are no commitments of capital resources known to management which would have a material impact on the Bank’s capital position.

Fair Value Measurement

Fair value measurements for assets and liabilities where there exists limited or no observable market data and therefore measurements are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability, and other factors.  Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.  Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.  Additional information regarding the Company’s fair value measurements for assets and liabilities can be found in Note 15 of the consolidated financial statements.

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

Following is an analysis of significant off-balance sheet financial instruments:

	December 31,
	2011	2010
	(In thousands)

Commitments to extend credit	$46,923	$49,477
Standby letters of credit	5,288	5,154

Total	$52,211	$54,631

Contractual Obligations

We have various contractual obligations that we must fund as part of our normal operations.  The following table shows aggregate information about our contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2011, based upon rates in effect at December 31, 2011.

Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Time Deposits	$197,823	$148,579	$38,711	$10,377	$156
Long-Term Debt	26,197	10,958	15,239	-	-
Data Processing Obligations	2,633	735	1,469	429	-
Operating Lease Obligations	496	257	183	36	20
Service Contract Obligations	584	274	191	119	-
Total	$227,733	$160,803	$55,793	$10,961	$176

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item 7A is incorporated by reference from the previous sections of Item 7 of this report entitled: “Liquidity and Interest Rate Sensitivity” and “Market Risk.”

Item 8.                  Financial Statements and Supplementary Data

The following financial statements are filed as Exhibit 99.1 to this Annual Report on Form 10-K and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report, this report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information

Not applicable.

PART III

Certain information required by Part III of this Form 10-K is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Shareholders to be held on May 21, 2012 (the “Proxy Statement”).  The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the Securities and Exchange Commission.

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

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.  See also the section entitled “Equity Compensation Plan Information” in Item 5 of this Annual Report on Form 10-K.

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

Item 14.                Principal Accountant Fees and Services

The information responsive to this item is incorporated by reference from the section entitled “Proposal No. 2:  Ratification of Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

Item 15.                Exhibits and Financial Statement Schedules

(a)1.	The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

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

10.1*	-
1997 Stock Option Plan (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, previously filed with the Commission).

Exhibit Number		Description of Exhibit

10.1.1*	-
Amendment to 1997 Stock Option Plan effective July 28, 2008 (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2010, previously filed with the Commission).

10.1.2*	-
Amendment to 1997 Stock Option Plan effective July 26, 2010 (incorporated herein by reference to the exhibit 10.2 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, previously filed with the Commission).

10.2*	-
2004 Incentive Plan as amended (incorporated herein by reference to the Exhibit 10.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, previously filed with the Commission).

10.3*	-
Form of Incentive Stock Option Agreement under the Company’s 2004 Incentive Plan (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, previously filed with the Commission).

10.4*	-
Severance Protection Agreement between First Bank of Georgia and Remer Y. Brinson, III, dated September 4, 2000 (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Commission).

10.5*	-
Severance Protection Agreement with Thomas J. Flournoy (incorporated herein by reference to the exhibit contained in the Company’s Form 8-K filing on June 26, 2009 previously filed with the Commission).

10.6*^	-	Compensation Arrangement with Remer Y. Brinson, III.

10.7*^	-	Compensation Arrangement with Thomas J. Flournoy.

10.8*^	-	First Bank of Georgia Annual Incentive Plan for Remer Y. Brinson, III.

10.9*^	-	First Bank of Georgia Annual Incentive Plan for Thomas J. Flournoy.

10.10*	-
Directors Equity Incentive Plan effective October 26, 2009 (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Commission).

Exhibit Number		Description of Exhibit

10.10.1*^	-	Amendment to Directors Equity Incentive Plan effective January 23, 2011.

14.1	-	Code of Ethics (incorporated herein by reference from Exhibit 99.2 contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, previously filed with the Commission).

21.1^	-	Subsidiaries of the Registrant.

23.1^	-	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1^	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2^	-	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1^	-	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1^	-	Financial Statements.

101.INS^	-	XBRL Instance Document**

101.SCH^	-	XBRL Taxonomy Extension Schema Document**

101.CAL^	-	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF^	-	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB^	-	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE^	-	XBRL Taxonomy Extension Presentation Linkbase Document**

*   -  Denotes a management contract or compensatory plan or arrangement.

** - In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Annual Report on From 10-K shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.

^    -  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.

	By:	/s/ Remer Y. Brinson, III
Date: March 20, 2012	Remer Y. Brinson, III
President and Chief Executive Officer
(principal executive officer)

Date: March 20, 2012	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS	DATE	DIRECTORS	DATE

/s/ Patrick G. Blanchard	March 20, 2012	/s/ Robert N. Wilson, Jr.	March 20, 2012
Patrick G. Blanchard		Robert N. Wilson, Jr.

/s/ Remer Y. Brinson, III	March 20, 2012	/s/ A. Montague Miller	March 20, 2012
Remer Y. Brinson, III		A. Montague Miller

/s/ Mac A. Bowman	March 20, 2012	/s/ George H. Inman	March 20, 2012
Mac A. Bowman		George H. Inman

/s/ Philip G. Farr	March 20, 2012	/s/ David W. Joesbury, Sr.	March 20, 2012
Philip G. Farr		David W. Joesbury, Sr.

/s/ Samuel A. Fowler, Jr.	March 20, 2012	/s/ James L. Lemley, M.D.	March 20, 2012
Samuel A. Fowler, Jr.		James L. Lemley, M.D.

/s/ Arthur J. Gay, Jr.	March 20, 2012	/s/ Julian W. Osbon	March 20, 2012
Arthur J. Gay, Jr.		Julian W. Osbon

/s/ John W. Lee	March 20, 2012	/s/ Bennye M. Young	March 20, 2012
John W. Lee		Bennye M. Young

/s/ William D. McKnight	March 20, 2012
William D. McKnight

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1	-
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

10.1*	-
1997 Stock Option Plan (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, previously filed with the Commission).

10.1.1*	-
Amendment to 1997 Stock Option Plan effective July 28, 2008 (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2010, previously filed with the Commission).

10.1.2*	-
Amendment to 1997 Stock Option Plan effective July 26, 2010 (incorporated herein by reference to the exhibit 10.2 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, previously filed with the Commission).

10.2*	-
2004 Incentive Plan as amended (incorporated herein by reference to the Exhibit 10.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, previously filed with the Commission).

10.3*	-
Form of Incentive Stock Option Agreement under the Company’s 2004 Incentive Plan (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, previously filed with the Commission).

10.4*	-
Severance Protection Agreement between First Bank of Georgia and Remer Y. Brinson, III, dated September 4, 2000 (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Commission).

Exhibit Number		Description of Exhibit

10.5*	-
Severance Protection Agreement with Thomas J. Flournoy (incorporated herein by reference to the exhibit contained in the Company’s Form 8-K filing on June 26, 2009 previously filed with the Commission).

10.6*^	-	Compensation Arrangement with Remer Y. Brinson, III.

10.7*^	-	Compensation Arrangement with Thomas J. Flournoy.

10.8*^	-	First Bank of Georgia Annual Incentive Plan for Remer Y. Brinson, III.

10.9*^	-	First Bank of Georgia Annual Incentive Plan for Thomas J. Flournoy.

10.10*	-
Directors Equity Incentive Plan effective October 26, 2009 (incorporated herein by reference to the exhibit contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Commission).

10.10.1*^	-	Amendment to Directors Equity Incentive Plan effective January 23, 2011.

14.1	-	Code of Ethics (incorporated herein by reference from Exhibit 99.2 contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, previously filed with the Commission).

21.1^	-	Subsidiaries of the Registrant.

23.1^	-	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1^	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2^	-	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1^	-	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1^	-	Financial Statements.

101.INS^	-	XBRL Instance Document**

101.SCH^	-	XBRL Taxonomy Extension Schema Document**

101.CAL^	-	XBRL Taxonomy Extension Calculation Linkbase Document**

Exhibit Number		Description of Exhibit

101.DEF^	-	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB^	-	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE^	-	XBRL Taxonomy Extension Presentation Linkbase Document**

*   -  Denotes a management contract or compensatory plan or arrangement.

** - In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Annual Report on From 10-K shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.

^    -  Filed herewith.