Form 10-Q
period 2012-03-31
Georgia-Carolina Bancshares, Inc
filed 2012-05-15
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012
- or -
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☒   NO   ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2012
Common Stock, $.001 Par Value	3,643,736 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$53,160	$34,902
Securities available-for-sale	104,903	100,283
Loans	279,070	285,614
Allowance for loan losses	(6,898)	(6,804)
Loans held for sale	33,929	45,227
Bank premises and equipment, net	8,946	8,979
Accrued interest receivable	1,816	1,732
Other real estate owned	6,557	6,990
Federal Home Loan Bank stock	2,070	2,070
Bank-owned life insurance	9,692	9,609
Other assets	4,259	4,650
Total assets	$497,504	$493,252

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$54,639	$52,735
Interest-bearing:
NOW accounts	50,203	44,646
Savings	63,813	63,210
Money market accounts	52,553	52,981
Time deposits of $100,000 or more	131,391	134,655
Other time deposits	61,532	63,168
Total deposits	414,131	411,395

Borrowings:
Repurchase agreements	2,999	3,565
Long-term debt	25,000	25,000
Other borrowings	166	-
Other liabilities	3,332	2,847
Total liabilities	445,628	442,807

Shareholders' equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	-	-
Common stock, par value $.001; 9,000,000 shares authorized; 3,633,866 and 3,592,140 shares issued and outstanding	4	4
Additional paid-in-capital	16,504	16,301
Retained earnings	34,271	32,988
Accumulated other comprehensive income	1,097	1,152
Total shareholders' equity	51,876	50,445
Total liabilities and shareholders' equity	$497,504	$493,252

See notes to consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Net Income
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Interest income
Interest and fees on loans	$4,611	$5,069
Interest on taxable securities	514	520
Interest on nontaxable securities	111	103
Interest on Federal funds sold and other interest	20	25
Total interest income	5,256	5,717
Interest expense
Interest on time deposits of $100,000 or more	470	739
Interest on other deposits	377	659
Interest on funds purchased and other borrowings	225	276
Total interest expense	1,072	1,674

Net interest income	4,184	4,043

Provision for loan losses	305	99

Net interest income after provision for loan losses	3,879	3,944

Non-interest income
Service charges on deposits	356	385
Gain on sale of mortgage loans	2,108	2,091
Other-than-temporary impairment of securities	-	(38)
Other income	457	422
Total non-interest income	2,921	2,860

Non-interest expense
Salaries and employee benefits	2,942	2,969
Occupancy expenses	397	394
Other real estate expenses	212	131
Other expenses	1,415	1,252
Total non-interest expense	4,966	4,746
Net income before income taxes	1,834	2,058
Income tax expense	550	667
Net income	$1,284	$1,391

Net income per share of common stock
Basic	$0.36	$0.39
Diluted	$0.36	$0.39
Dividends per share of common stock	$-	$-

See notes to consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011

Net Income	$1,284	$1,391
Other comprehensive income loss:
Unrealized holding loss arising during the period	(75)	(242)
Tax effect of unrealized holding loss arising during the period	20	58
Reclassification for other-than-temporary impairment included in net income	-	38
Tax effect of other-than-temporary impairment	-	(9)
Total other comprehensive income (loss)	(55)	(155)
Comprehensive income	$1,229	$1,236

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$1,284	$1,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163	155
Provision for loan losses	305	99
Stock option expense	30	27
Stock compensation	54	40
Increase in cash value of bank-owned life insurance	(83)	(85)
Gain on sales of foreclosed real estate	(26)	(178)
Loss on sales of premises and equipment	0	10
Other-than-temporary impairment of security	0	38
Gain on loans held for sale	(2,108)	(2,091)
Proceeds from sale of loans held for sale	106,867	114,029
Originations of loans held for sale	(93,461)	(80,896)
Increase in accrued interest receivable	(84)	(151)
Decrease in accrued interest payable	(3)	(157)
(Increase) decrease in deferred income tax asset, net	(300)	68
Decrease in other assets	685	372
Increase in other liabilities	488	695
Net cash provided by operating activities	13,811	33,366

Cash flows from investing activities
Loan originations and collections, net	5,578	(7,975)
Purchases of available-for-sale securities	(10,807)	(27,617)
Proceeds from maturities, sales & calls of available-for-sale securities, net	6,112	3,257
Proceeds from sales of foreclosed real estate	1,213	648
Net additions to bank premises and fixed assets	(104)	(15)
Net cash provided by (used in) investing activities	1,992	(31,702)

Cash flows from financing activities
Increase in deposits	2,736	13,983
Decrease in repurchase agreements and other borrowings	(400)	(399)
Proceeds from stock options exercised	119	13
Net cash provided by financing activities	2,455	13,597

Net increase in cash and due from banks	18,258	15,261
Cash and due from banks at beginning of period	34,902	31,696
Cash and due from banks at end of period	$53,160	$46,957

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”), its wholly owned subsidiary, First Bank of Georgia (the “Bank”), and the wholly owned subsidiary of the Bank, Willhaven Holdings, LLC.  All intercompany transactions and accounts have been eliminated in consolidation of the Company and the Bank.

The financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been  omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

Note 2 – Loans

The Bank engages in a full complement of lending activities, including commercial, consumer and real estate loans.  The composition of loans for the periods ended March 31, 2012 and December 31, 2011 is summarized as follows:

	March 31, 2012	December 31, 2011
	(in thousands)

Commercial and industrial	$17,826	$18,864
Real estate – construction, land and land development	68,492	73,823
Real estate – residential	55,893	56,563
Real estate – commercial	132,509	131,725
Consumer	4,417	4,715
Total loans receivable	279,137	285,690
Deferred loan fees	(67)	(76)
Total loans	279,070	285,614
Allowance for loan losses	(6,898)	(6,804)

Loans, net of allowance for loan losses	$272,172	$278,810

Note 2—Loans (continued)

Loan segments

Commercial and industrial loans are directed principally towards individual, partnership or corporate borrowers, for a variety of business purposes.  These loans include short-term lines of credit, short-term to medium-term plant and equipment loans, and loans for general working capital.  Risks associated with this type of lending arise from the impact of economic stresses on the business operations of borrowers. The Bank mitigates such risks to the loan portfolio by diversifying lending across North American Industry Classification System (“NAICS”) codes and has experienced very low levels of loss for this loan type for the past three years.

Real estate – construction, land and land development loans consist of residential and commercial construction loans as well as land and land development loans.  Land development loans are primarily construction and development loans to builders in the Augusta and Savannah, Georgia markets.  Given the significant decline in value for both developed and undeveloped land due to reduced demand, these loan portfolios possess an increased level of risk compared to other loan types. The Bank’s approach to financing the development, financing the construction and providing the ultimate residential mortgage loans to the residential property purchasers has resulted in less exposure to the effects of the aforementioned decline in property values.  The Bank further evaluates and monitors certain real estate – construction loans classified as acquisition, development & construction.  These loans specifically include land and development loans of regional builders and are managed by the Bank’s construction division.

Real estate – residential loans include residential mortgage lending and are primarily single-family residential loans secured by the residential property.  Due to the decline in residential property values and stagnant resale market, this loan type has experienced a slight increase in losses over the past three years.  Home equity lines are also included in real estate – residential loans.  Due to the present state of the housing market and declining home values, these loans present unique risk possibilities to the Bank.

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

Loan risk grades

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

Note 2—Loans (continued)

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

Grade 3:  Average quality.  Cash flow is adequate to cover all debt service requirements but not capital expenditures.  Balance sheet may be leveraged but still comparable to industry norms.  Financial trends are stable to mixed over the long term but no significant concerns presently exist.  Generally stable industry outlook, may have some cyclical characteristics.  Average position in the industry or the local economy.  The management team is considered capable and stable.  Individuals with reliable cash flow and alternate sources of repayment which may require the sale of assets.  Financial position has been leveraged to a modest degree. However, the individual has a relatively strong net worth considering income and debt.

Grade 4:  Below average quality.  Loan conditions require more frequent monitoring.  Stability is lacking in the primary repayment source, cash flow, credit history or liquidity; however, the instability is manageable and considered temporary.  Overall trends are not yet adverse.  Loans exhibiting Grade 3 financial characteristics but lacking proper and complete documentation.  Individuals whose sources of income or cash flow have become unstable or may possibly decline given current business or economic conditions.  An individual with highly leveraged financial position or limited capital.  Speculative construction loans originated by third parties.

Grade 5:  Other Assets Especially Mentioned.  These loans have potential weaknesses which may inadequately protect the bank’s position at some future date.  Unlike a Grade 4 credit, adverse trends in the obligor’s operations and/or financial position are evident, but have not yet developed into well-defined credit weaknesses.  Specific negative events within the obligor or the industry have occurred, which may jeopardize cash flow.  Borrower’s operations are highly cyclical or vulnerable to economic or market conditions.  Management has potential weaknesses and backup depth is lacking.  Borrower is taking positive steps to alleviate potential weaknesses and has the potential for improvement and upgrade.  Corrective strategy to protect the Bank may be required and active management attention is warranted.  Some minor delinquencies may exist from time to time.  Individuals exhibit some degree of weakness in financial condition.  This may manifest itself in a reduction of net worth and liquidity.  Infrequent delinquencies may occur.

Grade 6:  Substandard.  A substandard loan has a well-defined weakness or weaknesses in the primary repayment source and undue reliance is placed on secondary repayment sources (collateral or guarantors).  No loss is presently expected beyond the Bank’s recorded basis based on a current assessment of collateral values and guarantor cash flow.  However, there is the distinct possibility that the Bank will sustain some future loss if the credit weaknesses are not corrected.  Management is inadequate to the extent that the business’ ability to continue operations is in question.  Intensive effort to correct the weaknesses and ensure protection against loss of principal (i.e. additional collateral) is mandatory.  Delinquency of principal or interest may exist.  Net worth, repayment ability, management and collateral protection, all exhibit weakness. In the case of consumer credit, closed end consumer installment loans delinquent between 90 and 119 days (4 monthly payments) will be minimally classified Substandard.  Open end consumer credit will be minimally classified Substandard if delinquent 90 to 179 days (4 to 6 billing cycles).

Note 2—Loans (continued)

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

Grade 8:  Loss.  Loans classified loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off the asset while pursuing recovery.  The bank should not attempt long-term recoveries while the asset remains on the active loan system.  In the case of consumer credit, closed end consumer installment loans delinquent 120 days or more (5 monthly payments) will be classified Loss.  Open end consumer credit will be classified Loss if delinquent 180 days or more (7 or more billing cycles).

As of March 31, 2012 and December 31, 2011 the Bank had no loans classified as Grade 7 or 8.  It is the Bank’s practice, in most cases, to take a charge-off when a loan or portion of a loan is deemed doubtful or loss.  Consequently the remaining principal balance, if applicable, which has been evaluated as collectible, is graded accordingly.

As of March 31, 2012 and December 31, 2011, the risk grades of loans by loan class were as follows:

Credit Risk Profile by Risk Grade Category:

	As of March 31, 2012
	(in thousands)
	Grades 1-4	Grade 5	Grade 6	Total

Commercial and industrial	$17,127	$13	$686	$17,826
Real estate – construction, land and land development
Acquisition, development, & construction	17,016	1,186	395	18,597
Other real estate - construction	44,626	1,425	3,582	49,633
Real estate – residential
Home equity lines	21,922	164	75	22,161
Other real estate – residential	30,995	1,116	1,592	33,703
Real estate – commercial
Owner occupied	47,692	415	5,967	54,074
Non-owner occupied	76,771	784	1,006	78,561
Consumer	4,263	28	50	4,341
Loans in process	241	-	-	241
Total loans receivable	$260,653	$5,131	$13,353	$279,137

Note 2—Loans (continued)

	As of December 31, 2011
	(in thousands)
	Grades 1-4	Grade 5	Grade 6	Total

Commercial and industrial	$18,118	$-	$751	$18,869
Real estate – construction, land and land development
Acquisition, development, & construction	18,469	1,497	1,366	21,332
Other real estate - construction	46,685	1,077	4,699	52,461
Real estate – residential
Home equity lines	22,104	392	9	22,505
Other real estate – residential	31,742	365	1,952	34,059
Real estate – commercial
Owner occupied	47,336	227	5,956	53,519
Non-owner occupied	76,385	593	1,202	78,180
Consumer	4,501	-	79	4,580
Loans in process	185	-	-	185
Total loans receivable	$265,525	$4,151	$16,014	$285,690

During 2011 the Bank experienced a significant increase in loans classified as Grade 6 or Substandard, mostly due to the downgrade of a large relationship consisting of 10 loans totaling $8.8 million in the second quarter.  The relationship was made up of $90,000 real estate - residential, $4.3 million real estate – construction, land and land development, and $4.4 million real estate – commercial.  As of March 31, 2012, the Bank had transferred $4.5 million of the relationship to other real estate owned.

Note 2—Loans (continued)

The following table presents the activity in the allowance for loan losses by loan type for the three months ended March 31, 2012 and 2011:

Allowance for Loan Losses Activity
For the Three Months Ended March 31, 2012 and 2011
(in thousands)

	Commercial and industrial	Real estate – construction, land and land development	Real estate – residential	Real estate – commercial	Consumer	Unallocated	Total

Three Months Ended March 31, 2012:

Beginning balance	$185	$3,219	$1,141	$1,706	$108	$445	$6,804
Charge-offs	-	(481)	(162)	-	(37)	-	(680)
Recoveries	218	202	31	-	18	-	469
Provisions	(227)	302	110	103	3	14	305
Ending Balance	$176	$3,242	$1,120	$1,809	$92	$459	$6,898

Ending Balances:
Individually evaluated for impairment	$49	$-	$280	$354	$16	$-	$699
Collectively evaluated for impairment	$127	$3,242	$840	$1,455	$76	$459	$6,199

Three Months Ended March 31, 2011:

Beginning balance	$227	$3,908	$1,070	$1,617	$251	$793	$7,866
Charge-offs	-	(319)	(247)	(116)	(14)	-	(696)
Recoveries	64	-	42	-	23	-	129
Provisions	(170)	288	100	34	(72)	(81)	99
Ending Balance	$121	$3,877	$965	$1,535	$188	$712	$7,398

Ending Balances:
Individually evaluated for impairment	$25	$100	$179	$-	$71	$-	$375
Collectively evaluated for impairment	$96	$3,777	$786	$1,535	$117	$712	$7,023

Note 2—Loans (continued)

The following table presents the recorded investment in loans receivable by loan segment as of March 31, 2012 and December 31, 2011:

Recorded Investment in Loans Receivable
As of March 31, 2012 and December 31, 2011
(in thousands)

	Commercial and industrial	Real Estate – construction, land and land development	Real estate – residential	Real estate – commercial	Consumer	Total

March 31, 2012:
Ending balance – total	$17,953	$68,853	$56,192	$133,034	$4,444	$280,476
Ending balances:
Individually evaluated for impairment	$689	$4,287	$1,894	$7,838	$51	$14,759
Collectively evaluated for impairment	$17,264	$64,566	$54,298	$125,196	$4,393	$265,717

December 31, 2011:
Ending balance – total	$19,003	$74,173	$56,807	$132,151	$4,740	$286,874
Ending balances:
Individually evaluated for impairment	$950	$5,925	$1,591	$9,415	$80	$17,961
Collectively evaluated for impairment	$18,053	$68,248	$55,216	$122,736	$4,660	$268,913

The recorded investment in loans receivable includes accrued interest receivable and deferred loan fees, net.

Impaired loans

Loans for which it is probable that the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired, and are individually evaluated for impairment.  The following tables present loans individually evaluated for impairment and related allowance by loan class as of and for the periods ended March 31, 2012 and December 31, 2011:

Note 2—Loans (continued)

Impaired Loans
As of and For the Three Months Ended March 31, 2012
(in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial and industrial	$630	$627	$-	$629	$9
Real estate – construction, land and land development
Acquisition, development, & construction	200	2,115	-	362	-
Other real estate - construction	4,086	6,850	-	4,704	8
Real estate – residential
Home equity lines	76	75	-	89	-
Other real estate - residential	1,303	1,556	-	1,434	10
Real estate – commercial
Owner occupied	4,779	4,808	-	4,758	47
Non-owner occupied	1,196	3,146	-	1,209	-
Consumer	34	44	-	35	-
Total	$12,304	$19,221	$-	$13,220	$74

With an allowance recorded:
Commercial and industrial	$59	$59	$49	$61	$1
Real estate – construction, land and land development
Acquisition, development, & construction	-	-	-	-	-
Other real estate - construction	-	-	-	-	-
Real estate – residential
Home equity lines	-	-	-	-	-
Other real estate - residential	516	513	280	518	8
Real estate – commercial
Owner occupied	1,271	1,265	254	1,267	19
Non-owner occupied	592	591	100	593	9
Consumer	17	17	16	17	-
Total	$2,455	$2,445	$699	$2,456	$37

Commercial and industrial	$689	$686	$49	$690	$10
Real estate – construction, land and land development
Acquisition, development, & construction	200	2,115	-	362	-
Other real estate - construction	4,086	6,850	-	4,704	8
Real estate – residential
Home equity lines	76	75	-	89	-
Other real estate - residential	1,819	2,069	280	1,952	18
Real estate – commercial
Owner occupied	6,050	6,073	254	6,025	66
Non-owner occupied	1,788	3,737	100	1,802	9
Consumer	51	61	16	52	-
Total	$14,759	$21,666	$699	$15,676	$111

For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

Note 2—Loans (continued)

Impaired Loans
As of and For the Year Ended December 31, 2011
(in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial and industrial	$887	$884	$-	$859	$39
Real estate – construction, land and land development
Acquisition, development, & construction	1,101	3,663	-	1,670	20
Other real estate - construction	4,824	6,558	-	5,344	172
Real estate – residential
Home equity lines	58	58	-	57	3
Other real estate - residential	1,275	1,368	-	1,331	55
Real estate – commercial
Owner occupied	6,729	6,730	-	6,022	377
Non-owner occupied	2,091	4,037	-	2,768	163
Consumer	36	45	-	39	1
Total	$17,001	$23,343	$-	$18,090	$830

With an allowance recorded:
Commercial and industrial	$63	$62	$51	$70	$4
Real estate – construction, land and land development
Acquisition, development, & construction	-	-	-	-	-
Other real estate - construction	-	-	-	-	-
Real estate – residential
Home equity lines	36	36	12	36	1
Other real estate - residential	222	222	196	223	14
Real estate – commercial
Owner occupied	-	-	-	-	-
Non-owner occupied	595	593	100	610	39
Consumer	44	43	36	49	2
Total	$960	$956	$395	$988	$60

Commercial and industrial	$950	$946	$51	$929	$43
Real estate – construction, land and land development
Acquisition, development, & construction	1,101	3,663	-	1,670	20
Other real estate - construction	4,824	6,558	-	5,344	172
Real estate – residential
Home equity lines	94	94	12	93	4
Other real estate - residential	1,497	1,590	196	1,554	69
Real estate – commercial
Owner occupied	6,729	6,730	-	6,022	377
Non-owner occupied	2,686	4,630	100	3,378	202
Consumer	80	88	36	88	3
Total	$17,961	$24,299	$395	$19,078	$890

Note 2—Loans (continued)

The following tables present a summary of current, past due and nonaccrual loans as of March 31, 2012 and December 31, 2011 by loan class:

Analysis of Current, Past Due and Nonaccrual Loans
As of March 31, 2012
(in thousands)

	Accruing
	30-89 Days Past Due	Past Due 90 Days or More	Nonaccrual	Total Past Due and Nonaccrual	Current and not Past Due or Nonaccrual	Total Loans Receivable
Commercial and industrial	$288	$-	$57	$345	$17,481	$17,826
Real estate – construction, land and land development
Acquisition, development & Construction	-	-	200	200	15,652	15,852
Other real estate - construction	169	-	3,303	3,472	49,168	52,640
Real estate – residential
Home equity lines	282	-	172	454	21,731	22,185
Other real estate – residential	1,076	-	1,095	2,171	31,537	33,708
Real estate – commercial
Owner occupied	155	-	190	345	55,380	55,725
Non-owner occupied	178	52	1,006	1,236	75,548	76,784
Consumer	34	-	51	85	4,333	4,418
Total	$2,182	$52	$6,074	$8,308	$270,830	$279,138

The Bank’s total recorded investment in accruing loans past due 90 days or more, which includes accrued interest, was $52,000 as of March 31, 2012.

Analysis of Current, Past Due and Nonaccrual Loans
As of December 31, 2011
(in thousands)

	Accruing
	30-89 Days Past Due	Past Due 90 Days or More	Nonaccrual	Total Past Due and Nonaccrual	Current and not Past Due or Nonaccrual	Total Loans Receivable
Commercial and industrial	$108	$-	$65	$173	$18,691	$18,864
Real estate – construction, land and land development
Acquisition, development & Construction	-	-	1,101	1,101	17,216	18,317
Other real estate - construction	330	-	4,063	4,393	51,113	55,506
Real estate – residential
Home equity lines	290	-	117	407	22,098	22,505
Other real estate – residential	1,335	-	1,131	2,466	31,592	34,058
Real estate – commercial
Owner occupied	962	-	196	1,158	53,877	55,035
Non-owner occupied	67	-	1,007	1,074	75,616	76,690
Consumer	120	-	54	174	4,541	4,715
Total	$3,212	$-	$7,734	$10,946	$274,744	$285,690

Note 2—Loans (continued)

The Bank’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payments in accordance with the loan agreement appear relatively certain.  The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

Troubled debt restructurings

The Company adopted the amendments in ASU No. 2011-02 during the year ended December 31, 2011. Troubled debt restructurings are defined as debt modifications, for economic or legal reasons related to the borrower’s financial difficulties, in which the Bank grants a concession that it would not otherwise consider.  Such a concession may stem from an agreement between the Bank and the borrower, or may be imposed by law or a court.  Some examples of modifications are as follows:

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

The following tables present the Bank’s loans classified as troubled debt restructurings by loan class as of March 31, 2012 and December 31, 2011:

As of March 31, 2012
(dollars in thousands)

	Total Number of Contracts	Accrual	Nonaccrual	Total Restructurings

Commercial and industrial	1	$595	$-	$595
Real estate – construction, land and land development
Acquisition, development & construction	1	-	61	61
Other real estate – construction	1	-	180	180
Real estate – residential
Home equity lines	1	66	-	66
Other real estate – residential	4	456	-	456
Real estate – commercial
Owner occupied	10	6,042	-	6,042
Non-owner occupied	1	-	559	559
Consumer	-	-	-	-
Total	19	$7,159	$800	$7,959

Note 2—Loans (continued)

As of December 31, 2011
(dollars in thousands)

	Total Number of Contracts	Accrual	Nonaccrual	Total Restructurings

Commercial and industrial	1	$649	$-	$649
Real estate – construction, land and land development
Acquisition, development & construction	2	-	730	730
Other real estate – construction	1	-	262	262
Real estate – residential
Home equity lines	-	-	-	-
Other real estate – residential	4	462	-	462
Real estate – commercial
Owner occupied	10	6,027	-	6,027
Non-owner occupied	2	1,081	559	1,640
Consumer	-	-	-	-
Total	20	$8,219	$1,551	$9,770

At March 31, 2012, there were no commitments to advance additional funds outstanding on troubled debt restructurings.  At December 31, 2011, commitments to advance additional funds outstanding on troubled debt restructurings totaled $105,040.

The following tables present newly restructured loans that occurred during the three months ended March 31, 2012 and March 31, 2011, respectively:

Three Months Ended March 31, 2012
(dollars in thousands)

	Number of Contracts	Rate Modifications	Payment Modifications	Transfer of Assets Modifications	Combination Modifications	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Real estate – residential
Home equity lines	1	$66	$-	$-	$-	$66
Total	1	$66	$-	$-	$-	$66

Post-Modification Outstanding Recorded Investment:
Real estate – residential
Home equity lines	1	$66	$-	$-	$-	$66
Total	1	$66	$-	$-	$-	$66

Note 2—Loans (continued)

Three Months Ended March 31, 2011
(dollars in thousands)

	Number of Contracts	Rate Modifications	Payment Modifications	Transfer of Assets Modifications	Combination Modifications	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Real estate – residential
Other real estate – residential	1	$431	$-	$-	$-	$431
Real estate – commercial
Owner occupied	1	215	-	-	-	215
Non-owner occupied	1	-	-	-	1,100	1,100
Total	3	$646	$-	$-	$1,100	$1,746

Post-Modification Outstanding Recorded Investment:
Real estate – residential
Other real estate – residential	1	$371	$-	$-	$-	$371
Real estate – commercial
Owner occupied	1	215	-	-	-	215
Non-owner occupied	1	-	-	-	1,100	1,100
Total	3	$586	$-	$-	$1,100	$1,686

The following table represents loans receivable modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate – construction, land and land development
Acquisition, development & construction	-	$-	1	$340
Other real estate – construction	1	180	-	-
Total	1	$180	1	$340

Note 3 – Stock-Based Compensation

The Company follows the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation,” to account for compensation costs under its stock option plans. The provisions of ASC 718 resulted in expense in the first three months of 2012 and 2011 of $26,911 and $26,911, respectively, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.

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

In the first quarter of 2012, the Company granted restricted stock awards for 8,488 shares of common stock.  These awards vest fully at the end of three years.  The grant resulted in expense for the first three months of 2012 of $3,006.

 Note 4 – Earnings Per Share

Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding.  Related to the Company’s granting of stock options to certain officers and other employees of the Company, diluted earnings per share are presented in the Consolidated Statements of Operations.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31, 2012
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income available to common shareholders	$1,284,000	3,609,991	$0.36
Effect of stock options outstanding		-	-

Diluted EPS

Net income available to common shareholders	$1,284,000	3,609,991	$0.36

	For the Three Months Ended March 31, 2011
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income available to common shareholders	$1,391,000	3,545,428	$0.39
Effect of stock options outstanding		-	-

Diluted EPS

Net income available to common shareholders	$1,391,000	3,545,428	$0.39

For the three months ended March 31, 2012 and 2011, there were 175,182 and 145,542 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year.  This created antidilutive incremental options of 39,125 and 15,117 for the three months ended March 31, 2012 and 2011 which have been omitted from the calculation of diluted earnings per common share.

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

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  At March 31, 2012, the Company’s Level 1 assets include SBA loan pool securities.

Note 5 – Fair Value Measurement (continued)

Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities.  The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets.  At March 31, 2012, the Company’s Level 2 assets include U.S. Government agency obligations, state and municipal bonds, and mortgage-backed securities.

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

Following is a description of valuation methodologies used for determining fair value for assets and liabilities:

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions.  Periodically, management compares the fair values obtained through its pricing provider with another independent party to determine reliability.  At March 31, 2012, the Company classified $20.9 million and $84.0 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 1 and Level 2, respectively.  At December 31, 2011, the Company classified $21.1 million and $79.2 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 1 and Level 2, respectively.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.  There were no fair value adjustments related to the $33.9 million and $45.2 million of loans held for sale at March 31, 2012 and December 31, 2011, respectively.

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans with respect to which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once an individual loan is identified as impaired, management measures the impairment in accordance with ASC 310-10-35, “Receivables-Subsequent Measurements.”  The fair value of impaired loans is estimated primarily using the collateral value.  However, in some cases other methods are used such as market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans with respect to which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral less estimated selling costs.  In accordance with ASC 820-10, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Most fair values of the collateral are based on an observable market price or a current appraised value by a third party appraiser, tax valuation, or broker price opinion; however in some cases, an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price.

Note 5 – Fair Value Measurement (continued)

As such, the Company records all collateral dependent impaired loans recorded at fair value as nonrecurring Level 3.  Collateral dependent impaired loans recorded at fair value totaled $7.3 million and $5.2 million at March 31, 2012 and December 31, 2011, respectively.  Specific loan loss allowances for impaired loans totaled $699,000 and $395,000 at March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012 and

Other Real Estate Owned
Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value less estimated selling costs.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  Most fair values of the collateral are based on an observable market price or a current appraised value; however, in some cases an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price.  Management may apply discount adjustments to the appraised value for estimated selling costs, information from comparable sales, and marketability of the property.  As such, the Company records all other real estate owned as nonrecurring Level 3.  Other real estate owned totaled $6.6 million and $7.0 million at March 31, 2012 and December 31, 2011, respectively.

The tables below present information about available-for-sale securities which are measured at fair value on a recurring basis (dollars in thousands):

		Fair Value Measurements at
		March 31, 2012, Using,
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	3/31/2012	(Level 1)	(Level 2)	(Level 3)

U.S. Government and agency	$30,775	$20,879	$9,896	$-
Mortgage-backed	56,067	-	56,067	-
State and municipal	18,061	-	18,061	-
Total available-for-sale securities	$104,903	$20,879	$84,024	$-

Note 5 – Fair Value Measurement (continued)

		Fair Value Measurements at
		December 31, 2011, Using,
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	12/31/2011	(Level 1)	(Level 2)	(Level 3)

U.S. Government and agency	$31,069	$21,121	$9,948	$-
Mortgage-backed	54,351	-	54,351	-
State and municipal	14,863	-	14,863	-
Total available-for-sale securities	$100,283	$21,121	$79,162	$-

There were no transfers between Level 1, Level 2 or Level 3 during the first three months of 2012 or 2011.

Note 5 – Fair Value Measurement (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		March 31, 2012, Using,
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	3/31/2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans, net of allowance:
Commercial and industrial	$10	$-	$-	$10
Real estate – construction	3,455	-	-	3,455
Real estate – residential	875	-	-	875
Real estate - commercial	2,254	-	-	2,254
Consumer	20	-	-	20
Total impaired loans, net of allowance	$6,614	$-	$-	$6,614

Other real estate owned:
Unimproved land	$1,890	$-	$-	$1,890
Real estate - residential	1,370	-	-	1,370
Real estate – commercial	3,297	-	-	3,297
Total other real estate owned	$6,557	$-	$-	$6,557

Note 5 – Fair Value Measurement (continued)

		Fair Value Measurements at
		December 31, 2011, Using,
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	12/31/2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans, net of allowance:
Commercial and industrial	$12	$-	$-	$12
Real estate – construction	3,288	-	-	3,288
Real estate – residential	237	-	-	237
Real estate - commercial	1,251	-	-	1,251
Consumer	28	-	-	28
Total impaired loans, net of allowance	$4,816	$-	$-	$4,816

Other real estate owned:
Unimproved land	$1,992	$-	$-	$1,992
Real estate - residential	1,696	-	-	1,696
Real estate – commercial	3,302	-	-	3,302
Total other real estate owned	$6,990	$-	$-	$6,990

The following table represents changes in nonrecurring fair value recorded during the three months ended March 31, 2012 (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Impaired Loans	Other Real Estate Owned	Total
Balance at December 31, 2011	$3,854	$6,990	$10,844
Gains included in earnings	-	26	26
Net reductions	-	(1,213)	(1,213)
Transfers into (out of) of level 3	2,760	754	3,514
Balance at March 31, 2012	$6,614	$6,557	$13,171

Net reductions in other real estate owned include $1,198,000 in sales and $15,000 in writedowns.

Note 5 – Fair Value Measurement (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012 for collateral dependent impaired loans and other real estate owned:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans:
Real estate – construction	$1,982	Sales comparison	Management and appraiser adjustment for difference between comparable sales and selling costs	5.00%-25.00% (14.67%)
Real estate – residential	769	Sales comparison	Management and appraiser adjustment for difference between comparable sales and selling costs	6.00%-50.00% (13.48%)
Real estate - commercial	752	Sales comparison	Management and appraiser adjustment for difference between comparable sales and selling costs	10.00% (10.00%)
Consumer	20	NADA or other third party valuation of underlying collateral	Management and appraiser adjustment for estimated selling costs	10.00% (10.00%)
Other real estate owned:
Unimproved land	1,890	Sales comparison	Management and appraiser adjustment for difference between comparable sales and selling costs	0.00%-37.64% (8.15%)
Real estate - residential	1,370	Sales comparison	Management and appraiser adjustment for difference between comparable sales and selling costs	0.00%-28.96% (10.10%)
Real estate – commercial	3,297	Sales comparison	Management and appraiser adjustment for difference between comparable sales and selling costs	27.22%-28.78%(28.47%)
		Income approach	Management and appraiser adjustment for projected cash flow	10.00% (10.00%)

Note 5 – Fair Value Measurement (continued)

Financial Instruments
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

The methods and assumptions, not previously presented, used to estimate the fair value of significant financial instruments are as follows:

Cash and due from banks - The carrying value of cash and due from banks approximates the fair value and are classified as Level 1.

Federal Home Loan Bank stock - The fair value of Federal Home Loan Bank (“FHLB”) stock was not practicable since no ready market exists for the stock.

Deposits - The fair value of time deposits are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities and is classified as Level 2.  The carrying value of other deposits approximates the fair value and is classified as Level 1.

Repurchase agreements - The carrying value of repurchase agreements approximates fair value due to their short-term nature and are classified as Level 1.

Other borrowings - Fair value approximates the carrying value of other borrowings due to their short-term nature and are classified as Level 1.

Long-term debt - The fair value of long-term debt is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available for debt of similar remaining maturities and collateral terms resulting in a Level 2 classification.

Note 5 – Fair Value Measurement (continued)

The carrying amount and estimated fair values of the Bank’s financial instruments at March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

		Fair Value Measurements at
		March 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$53,160	$53,160	$-	$-	$53,160
Securities available-for-sale	104,903	20,879	84,024		104,903
Loans, net of allowance	272,172	-	268,426	6,614	275,040
Loans held for sale	33,929	-	33,929	-	33,929
Federal Home Loan Bank stock	2,070	N/A
Financial liabilities:
Time deposits	$192,923	$-	$194,371	$-	$194,371
Other deposits	221,208	221,208	-	-	221,208
Repurchase agreements	2,999	2,999	-	-	2,999
Other borrowings	166	166			166
Long-term debt	25,000	-	25,779	-	25,779

	Fair Value Measurements at
	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$34,902	$34,902
Securities available-for-sale	100,283	100,283
Loans, net of allowance	278,810	281,533
Loans held for sale	45,227	45,227
Federal Home Loan Bank Stock	2,070	N/A
Financial liabilities:
Time deposits	$197,823	$199,461
Other deposits	213,572	213,572
Repurchase agreements	3,565	3,565
Long-term debt	25,000	25,972

Note 6 – Impact of Other Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company’s current practice of presenting a separate consolidated statement of comprehensive income meets the requirements set forth by this amendment.

Note 6 – Impact of Other Recently Issued Accounting Standards (continued)

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments to the FASB Accounting Standards Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.  The amendment will not have a material affect on the consolidated financial statements of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies, but not specifically addressed in this report, are not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

Note 7 – Commitments and Contingencies

The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in making loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At March 31, 2012, the Bank had outstanding loan commitments approximating $56.2 million.

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers.  The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $5.2 million as of March 31, 2012.

Loans sold under our mortgage loans held for sale portfolio contain certain representations and warranties in our loan sale agreements which provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions.  Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal.  In addition to these representations and warranties, our loan sale contracts define a condition in which the borrower defaults during a short period of time, typically 120 days to one year, as an Early Payment Default (“EPD”).

Note 7 – Commitments and Contingencies (continued)

In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor.  In the fourth quarter of 2011, the Company established a recourse liability for mortgage loans sold for losses of this type.  The Bank incurred losses for indemnification and repurchase for the three months ended March 31, 2012 totaling $105,000.  As of March 31, 2012, the recourse liability for mortgage loans sold had a balance of $380,000.  The following table demonstrates the activity for the three months ended March 31, 2012:

Recourse Liability for Mortgage Loans Sold Activity
(in thousands)
March 31, 2012

Balance 01/01/2012	$245
Provision	125
Losses	(105)
Recoveries	115
Balance 03/31/2012	$380

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

Note 8 – Subsequent Event

On April 23, 2012, the Company declared a cash dividend of $0.04 per share to all shareholders of record as of May 8, 2012.  The dividend is payable on May 15, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Georgia-Carolina Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia on January 31, 1997 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended.  The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, state-chartered commercial bank. The Bank operates three offices in Augusta, Georgia, two offices in Martinez, Georgia and one office in Thomson, Georgia.   The Bank also operates non-depository, mortgage origination offices in Augusta, Georgia and Savannah, Georgia.  The Bank is also the parent company of Willhaven Holdings, LLC, which holds certain other real estate of the Bank.

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

The allowance for loan losses consists of an allocated component and an unallocated component.  The components of the allowance for loan losses represent an estimation made pursuant to either ASC 450-20, “Contingencies: Loss Contingencies,” or ASC 310-10-35, “Receivables: Subsequent Measurement.”  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific reserves for individual loans and historical loss experience for each loan segment. The specific reserves are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined using a range of loss trends over prior years, specifically the previous four quarters through three years’ time horizons, for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category.

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

Other Real Estate Owned (OREO)

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a writedown is recorded through expense. Operating costs after acquisition are expensed. Costs related to the development and improvement of other real estate owned are capitalized if the improvement costs plus the recorded basis do not exceed the fair value less estimated costs to sell.

Results of Operations

Overview

The Company’s net income was $1,284,000 for the quarter ended March 31, 2012, compared to $1,391,000 for the first quarter of 2011, a decrease of 7.7%.  The decrease in net income was primarily due to an increase in the loan loss provision and higher noninterest expense.  Basic and diluted earnings per share were $0.36 for the quarter ended March 31, 2012, compared to basic and diluted earnings per share of $0.39 for the quarter ended March 31, 2011.

The Company’s return on average assets on an annualized basis was 1.05% for the quarter ended March 31, 2012, compared to 1.12% for the quarter ended March 31, 2011.  The Company’s return on average equity on an annualized basis for the quarter ended March 31, 2012 was 9.96% compared to 12.20% for the quarter ended March 31, 2011.

Interest Income

Interest income for the quarter ended March 31, 2012 was $5,256,000, a decrease of $461,000 (8.1%) from $5,717,000 for the three months ended March 31, 2011.  The decrease in interest income resulted from lower yields on both loans and securities.  In addition, the Bank experienced a significant decline in loans, which resulted in an overall decline in interest-earning assets as well as an increase in liquidity, mostly held as cash or lower yielding securities.  Loans, including loans held for sale, were $312,999,000 at March 31, 2012 compared to $330,841,000 at December 31, 2011 and $339,095,000 at March 31, 2011.  The overall yield on earning assets decreased from 4.91% to 4.61% from the first quarter of 2011 to the first quarter of 2012.  Interest income and fees on loans for the three months ended March 31, 2012 were $4,611,000, a decrease of $458,000 (9.0%) from $5,069,000 for the three months ended March 31, 2011.

Interest Expense

 Interest expense for the three months ended March 31, 2012 was $1,072,000, a decrease of $602,000 (36.0%) from $1,674,000 for the three months ended March 31, 2011.  The Company has experienced a decline in interest expense primarily due to the continued drop in interest rates paid on deposits, as well as a shift in the mix of interest-bearing deposits from higher cost time deposits to lower cost accounts such as money market accounts.  The Company’s cost of interest-bearing liabilities has declined from 1.67% for the first quarter of 2011 to 1.12% for the first quarter of 2012.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $4,184,000 for the quarter ended March 31, 2012, an increase of $141,000 (3.5%) from net interest income of $4,043,000 for the quarter ended March 31, 2011.  The increase in net interest income was primarily the result of the lower cost and volume of interest-bearing deposits, partially offset by the decline in interest income due to a significant decline in loans and increased liquidity.  Interest-earning assets were $460,340,000 at March 31, 2012 compared to $481,382,000 at March 31, 2011, a decrease of $21,042,000 (4.4%).  Loans, including loans held for sale, are the highest yielding component of interest-earning assets.  Total loans, including loans held for sale, were $312,999,000 at March 31, 2012 compared to $339,095,000 at March 31, 2011, a decrease of $26,096,000 (7.7%).  Mortgage loans held for sale totaled $33,929,000 and $15,528,000 at March 31, 2012 and March 31, 2011, respectively.  Securities available-for-sale were $104,903,000 at March 31, 2012, compared to $100,984,000 at March 31, 2011, an increase of $3,919,000 (3.9%).  Interest bearing deposits with banks totaled $42,438,000 and $41,303,000 at March 31, 2012 and March 31, 2011.  Interest-bearing customer deposits were $359,492,000 at March 31, 2012 compared to $382,758,000 at March 31, 2011, a decrease of $23,266,000 (6.1%).  Noninterest-bearing customer deposits were $54,639,000 at March 31, 2012 compared to $45,974,000 at March 31, 2011, an increase of $8,665,000 (18.8%).

Provision for Loan Losses

The provision for loan losses was $305,000 for the three months ended March 31, 2012 compared to $99,000 for the three months ended March 31, 2011, an increase of $206,000 (208.1%).  This increase is the result of management’s detailed review of the Bank’s loan portfolio and adequacy of the allowance for loan losses, level of the Bank’s non-performing loans, and charge offs and loan delinquencies.  The Bank’s specific reserve was $699,000 at March 31, 2012 compared to $375,000 at March 31, 2011, an increase of $324,000 (86.4%).  Non-performing loans to total loans, excluding loans held for sale, was 2.18% at March 31, 2012 compared to 2.70% at December 31, 2011 and 1.39% at March 31, 2011.

As shown in the Asset Quality section below, although the Bank has experienced a decrease of $1,660,000 in non-accrual loans during the first quarter of 2012, non-accrual loans have increased $1,584,000 since March 31, 2011. During the second quarter of 2011, the Bank impaired one large relationship consisting of 10 loans totaling $8.8 million.  Each loan that the Bank deems impaired goes through an analysis consisting of evaluation of the underlying collateral and/or expectation of future cash flows to determine impairment and, if necessary, a specific allowance for loan losses reserve is established.  The Bank completed an analysis of this relationship and underlying collateral and a specific reserve was established. Management continues to monitor this credit on an ongoing basis.  As of March 31, 2012, the Bank had taken possession of several properties related to the above loan relationship and transferred them to OREO.  At March 31, 2012, $4.5 million of OREO was related to this relationship.  The ratio of the allowance for loan losses to total loans, excluding loans held for sale, increased to 2.47% at March 31, 2012 from 2.38% at December 31, 2011 and 2.29% at March 31, 2011.  Total non-performing loans increased from $4.5 million at March 31, 2011 to $6.1 million at March 31, 2012.  Net charge-offs decreased to $211,000 for the first quarter of 2012 compared to $567,000 for the first quarter of 2011, resulting in annualized charge-off ratios of 0.30% and 0.72%, respectively.  Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-interest Income

Non-interest income for the three months ended March 31, 2012 was $2,921,000, an increase of $61,000 (2.1%) from $2,860,000 for the three months ended March 31, 2011.  Service charges on deposit accounts were $356,000 for the three months ended March 31, 2012, a decrease of $29,000 (7.5%) from $385,000 for the three months ended March 31, 2011.  Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,108,000 for the three months ended March 31, 2012, an increase of $17,000 (0.8%) from $2,091,000 for the three months ended March 31, 2011.  The slight increase in gain on sale of mortgage loans was due to an increase in yield, partially offset by a decrease in volume.  Loans sold in the secondary market for the first quarter of 2012 were $104,239,000 compared to $113,395,000 for the first quarter of 2011.  Substantially all loans originated by the division are sold in the secondary market with servicing rights released.  Other income was $457,000 for the three months ended March 31, 2012, an increase of $73,000 (19.0%) from $384,000 for the three months ended March 31, 2011.  For the first quarter of 2012, other income included $157,000 in rental income from OREO compared to $3,000 for the first quarter of 2011.  During the first quarter of 2011, other income included an $183,000 gain on sale of two tracts of land in Augusta, Georgia that had become OREO during the fourth quarter of 2008, partially offset by a $38,000 impairment on an available for sale security.

Non-interest Expense

Non-interest expense for the three months ended March 31, 2012 was $4,966,000, an increase of $220,000 (4.6%) from $4,746,000 for the three months ended March 31, 2011.  Salary and employee benefit costs were $2,942,000 for the three months ended March 31, 2012, a decrease of $27,000 (0.9%) from $2,969,000 for the three months ended March 31, 2011.  The decrease in salary and employee benefit costs was primarily due to lower incentives and group insurance costs partially offset by higher other employee benefits.  Occupancy expense totaled $397,000 for the three months ended March 31, 2012, compared to $394,000 for the same period in 2011.  OREO expense was $212,000 for the three months ended March 31, 2012 compared to $131,000 for the three months ended March 31, 2011, an increase of $81,000 (61.8%).  Other non-interest expense for the three months ended March 31, 2012 increased by $163,000 (13.0%) to $1,415,000 from $1,252,000 for the three months ended March 31, 2011.  The increase in other non-interest expense was primarily due to increased legal expense, loss on mortgage loans sold expense and data processing expense, partially offset by lower FDIC deposit insurance expense.  Legal expense increased $69,000 (85.2%) from $81,000 for the three months ended March 31, 2011 to $150,000 for the three months ended March 31, 2012.  Loss on mortgage loans sold totaled $125,000 for the three months ended March 31, 2012.  No loss on mortgage loans sold was recorded in the three months ended March 31, 2011. Data processing expense increased $43,000 (22.3%) from $193,000 for the three months ended March 31, 2011 to $236,000 for the three months ended March 31, 2012.  FDIC deposit insurance decreased $64,000 (37.2%) from $172,000 for the three months ended March 31, 2011 to $108,000 for the three months ended March 31, 2012.

Income Taxes

The Company recorded income tax expense of $550,000 for the three months ended March 31, 2012, resulting from net income before taxes of $1,834,000 for the quarter.  For the three months ended March 31, 2011, the Company recorded income tax expense of $667,000, resulting from net income before taxes of $2,058,000 for the quarter.

Financial Condition

Overview

Total consolidated assets at March 31, 2012 were $497,504,000, an increase of $4,252,000 (0.9%) from December 31, 2011 total consolidated assets of $493,252,000.  This increase is primarily due to increased liquidity, resulting in increases in cash and due from banks and securities available-for-sale, partially offset by a decline in loans and mortgage loans held for sale.  At March 31, 2012, gross loans, including loans held for sale, represented 68.0% of interest-earning assets compared to 72.4% at December 31, 2011. Gross loans were $279,070,000 at March 31, 2012, a decrease of $6,544,000 (2.3%) from $285,614,000 at December 31, 2011.  Investments in securities at March 31, 2012 were $104,903,000, an increase of $4,620,000 (4.6%) from $100,283,000 at December 31, 2011.  Cash and due from banks totaled $53,160,000 at March 31, 2012, and $34,902,000 at December 31, 2011, an increase of $18,258,000 (52.3%).  Cash and due from banks at March 31, 2012 and December 31, 2011  included $40,650,000 and $23,875,000, respectively, of interest-bearing balances with the Federal Reserve Bank, at a minimal interest rate, that were included in interest-earning assets.  Interest-bearing customer deposits at March 31, 2012 were $359,492,000, an increase of $832,000 (0.2%) from the December 31, 2011 balance of $358,660,000. The increase is the result of an increase in NOW and savings accounts, partially offset by a decrease in time deposits.  The Bank’s lines of credit balances with the Federal Home Loan Bank totaled $25,000,000 at March 31, 2012 and December 31, 2011.  The Bank’s repurchase agreements totaled $2,999,000 at March 31, 2012, a decrease of $566,000 (15.9%) from the December 31, 2011 balance of $3,565,000.

Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings.  Further discussion of significant items affecting the Bank’s financial condition is presented in detail below.

Nonperforming Assets

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio.  The Bank’s directive in this regard is carried out through its policies and procedures for extending credit to the Bank’s customers.  The goals of these policies and procedures are to provide a sound basis for new credit extensions and early recognition of problem assets to allow the most flexibility in their timely disposition.

Non-performing assets were $12,631,000 at March 31, 2012, compared to $14,724,000 at December 31, 2011 and $7,421,000 at March 31, 2011.  The composition of non-performing assets for each date is shown in the table below.

	March 31, 2012	December 31, 2011	March 31, 2011

Non-accrual loans	$6,074,000	$7,734,000	$4,490,000
Other real estate owned	6,557,000	6,990,000	2,931,000

Total non-performing assets	$12,631,000	$14,724,000	$7,421,000

The Bank’s non-accrual loans decreased $1,660,000 (21.5%) during the first three months of 2012.  This decline is due to various factors, including chargeoffs and transfers to OREO as well as paydowns and movement to accrual status.  The Bank’s OREO decreased $433,000 (6.2%) during that same period.  Since March 31, 2011, non-accrual loans have increased $1,584,000 (35.3%) and OREO has increased $3,626,000 (123.7%).  As stated above, the increase in non-accrual loans was primarily due to the downgrade of one large credit relationship totaling $8.8 million in the second quarter of 2011.  The ratio of non-performing assets to total loans and OREO, excluding loans held for sale, was 4.42% at March 31, 2012, 5.03% at December 31, 2011, and 2.27% at March 31, 2011.  The continued reduction and disposition of non-performing assets is a management priority.

Troubled Debt Restructurings

As of March 31, 2012, the Bank had 19 loans totaling $7,959,000 classified as “troubled debt restructurings” as defined in ASC 310-40.  As of December 31, 2011, the Bank had 20 loans totaling $9,770,000 classified as troubled debt restructurings.  Included in the troubled debt restructurings were $0.8 million and $1.5 million also on nonaccrual as of March 31, 2012 and December 31, 2011, respectively.

The Bank has had varying degrees of success with different types of concessions.  Consequently, as of March 31, 2012, one loan totaling $180,000 classified as a troubled debt restructuring was in default.  As of March 31, 2011, one loan totaling $340,000 classified as a troubled debt restructuring was in default.

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

In the case above, if the loan was on accrual prior to the troubled debt restructuring (documented with the loan legally bifurcated into an A note amount fully supporting accrual status and a B note amount fully contractually forgiven and charged off), the A note may remain on accrual status.  If the loan was on nonaccrual prior to the troubled debt restructuring (documented with the loan legally bifurcated into an A note amount fully supporting accrual status and a B note amount contractually forgiven and fully charged off), the A note may be returned to accrual status, and risk rated accordingly, after a reasonable period of performance under the troubled debt restructuring terms.  Six months of payment performance is generally required to return these loans to accrual status.

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

The Bank has restructured one loan using this structure totaling $1.1 million as of December 31, 2011.  In accordance with the above tests, this loan was no longer classified as a trouble debt restructuring at March 31, 2012.

Allowance for Loan Losses

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended March 31, 2012, management determined that the allowance for loan losses should be increased through a provision for loan losses of $305,000, compared to a loan loss provision of $99,000 for the quarter ended March 31, 2011.  The increase is primarily the result of an increase in non-performing loans, which totaled $6.1 million at March 31, 2012 compared to $4.5 million at March 31, 2011.  The Bank also had an increase in specific reserves from $375,000 at March 31, 2011 to $699,000 at March 31, 2012.  Net charge-offs during the quarter ended March 31, 2012 were $211,000 or 0.30% of loans annualized, compared to $567,000 or 0.72% of loans annualized for the quarter ended March 31, 2011.  Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

At March 31, 2012, the gross unrealized losses in securities available-for-sale are primarily the result of changes in market interest rates and not related to the credit quality of the underlying issuer.  All of the securities are U.S. agency debt securities, mortgage-backed securities, and municipal securities.  The Bank has determined that no declines in market value are deemed to be other than temporary at March 31, 2012.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at March 31, 2012 was 38.3% compared to 34.9% at December 31, 2011.

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

The table below reflects the Bank’s current regulatory capital ratios, including comparisons to December 31, 2011 and regulatory minimums:

	March 31, 2012	December 31, 2011	Minimum Regulatory Requirement
Total risk-based capital ratio	14.13%	13.37%	8.00%
Tier 1 risk-based capital ratio	12.88%	12.11%	4.00%
Tier 1 leverage ratio	10.15%	9.74%	4.00%

On April 23, 2012, the Company declared a cash dividend of $0.04 per share to all shareholders of record as of May 8, 2012.  The dividend is payable on May 15, 2012.

In September 2009, the Bank became subject to revised regulations from the State of Georgia Department of Banking and Finance regarding its total aggregate lending limit to a single customer and that customer’s related entities.  The new regulation revised the definition of how a single customer is defined. As a result, the Board of Directors approved an increase in the Bank’s statutory capital base in October 2009 by appropriating a portion of retained earnings. At March 31, 2012 and December 31, 2011, the Bank’s statutory capital base totaled $40.0 million and consisted of $3.2 million in capital stock, $16.3 million of surplus and $20.5 million in appropriated retained earnings, allowing for a $10.0 million lending limit (25%).

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

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all quarters of 2010, 2011, and 2012.  The estimates were based on a 5% annual growth rate in its assessment rate and were included on each institution’s third quarter 2009 certified statement invoice.  This three-year assessment prepayment was made on December 30, 2009 in addition to the regularly scheduled payment of the third quarter 2009 assessment.  The Bank prepaid a total of approximately $2,313,000 for 2010, 2011 and 2012.

On July 21, 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which, among other provisions, permanently increases the $250,000 FDIC insurance coverage on bank deposits.

On February 7, 2011, the FDIC approved a final rule of assessments, dividends, assessment  base, and large bank pricing.  The rule implements changes to the deposit insurance assessment system mandated by the Dodd-Frank Act and revises the assessment system applicable to large banks.  The final rule also revises the assessment rate schedule effective April 1, 2011, and adopts additional rate schedules that will go into effect when the Deposit Insurance Fund (DIF) reserve ratio reaches various milestones.  The new assessment rate schedule effectively lowered the Bank’s base rate and decreased the Bank’s expected FDIC assessments.

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

The following is an analysis of significant off-balance sheet financial instruments at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(in thousands)
Commitments to extend credit	$56,234	$46,923
Standby letters of credit	5,173	5,288
Total off-balance sheet financial instruments	$61,407	$52,211

Supplemental Consolidated Cash Flow Information

The Bank had the following significant non-cash transactions during the three months ended March 31, 2012 and March 31, 2011.

	March 31, 2012	March 31, 2011
	(in thousands)
Interest received	$5,172	$5,566
Interest paid	1,075	1,831
Real estate acquired by foreclosure	754	650
Unrealized loss on securities	(55)	(242)
Income taxes paid	-	950
	$7,744	$8,755

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including  governmental  monetary  and  fiscal  policies,  deposit  levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors detailed from time to time in the Company’s periodic filings with the Commission, including Item 1A. “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  These risks are exacerbated by the continuing effects of the recession which began in 2008 and uncertain economic conditions in the United States and globally, and we are unable to predict with certainty what effects these economic conditions will have on our future operating results and financial condition.  The Company cautions that such factors are not exclusive.  The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2012 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures.

Management has developed and implemented policies and procedures for reviewing disclosure controls and procedures and internal control over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2012 and, based on such evaluation, has concluded that these controls and procedures are effective.  Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II - OTHER INFORMATION

Item 6.  Exhibits.

The following exhibits are filed with this Report:

Exhibit No.		Description

3.1	-	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

3.1.1	-	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	-	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

10.1*^	-	Amended and Restated 2004 Incentive Plan (effective April 23, 2012).

10.2	-	Amendment No. 1 to Directors Equity Incentive Plan (effective January 23, 2012) (incorporated herein by reference to Exhibit 10.10.1 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the Commission).

10.3^	-	Amendment No 2. to Directors Equity Incentive Plan (effective April 23, 2012).

10.4^	-	Form of Restricted Stock Award and Details.

31.1^	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	-	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**^		XBRL Instance Document

101.SCH**^		XBRL Taxonomy Extension Schema Document

101.CAL**^		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**^		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**^		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**^		XBRL Taxonomy Extension Presentation Linkbase Document

* - Denotes a management contract or compensatory plan or arrangement.

** - In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended; except as shall be expressly set forth by specific reference in such filing.

^ - Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.

May 15, 2012	By:	/s/ Remer Y. Brinson, III
Remer Y. Brinson, III
President and Chief Executive Officer
(principal executive officer)

May 15, 2012	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 10.1*^	Amended and Restated 2004 Incentive Plan (effective April 23, 2012).

Exhibit 10.2	Amendment No. 1 to Directors Equity Incentive Plan (effective January 23, 2012) (incorporated herein by reference to Exhibit 10.10.1 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the Commission).

Exhibit 10.3^	Amendment No 2. to Directors Equity Incentive Plan (effective April 23, 2012).

Exhibit 10.4^	Form of Restricted Stock Award and Details.

Exhibit 31.1^	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2^	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS**^	XBRL Instance Document

Exhibit 101.SCH**^	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**^	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**^	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**^	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**^	XBRL Taxonomy Extension Presentation Linkbase Document

* - Denotes a management contract or compensatory plan or arrangement.

** - In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended; except as shall be expressly set forth by specific reference in such filing.

^ - Filed herewith.