Form 10-Q
period 2012-06-30
Georgia-Carolina Bancshares, Inc
filed 2012-08-13
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012
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

Large accelerated filer ☐                                                                  Accelerated filer☐

Non-accelerated filer ☐                                                                    Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2012
Common Stock, $.001 Par Value	3,624,897 shares

GEORGIA-CAROLINA BANCSHARES, INC.
Form 10-Q

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

Part I - FINANCIAL INFORMATION
Item 1.         Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$32,466	$34,902
Securities available-for-sale	113,492	100,283
Loans	279,434	285,614
Allowance for loan losses	(6,854)	(6,804)
Loans held for sale	46,949	45,227
Bank premises and equipment, net	8,841	8,979
Accrued interest receivable	1,821	1,732
Other real estate owned	6,741	6,990
Federal Home Loan Bank stock	1,911	2,070
Bank-owned life insurance	9,775	9,609
Other assets	5,244	4,650
Total assets	$499,820	$493,252

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$61,316	$52,735
Interest-bearing:
NOW accounts	50,634	44,646
Savings	64,300	63,210
Money market accounts	57,152	52,981
Time deposits of $100 or more	119,471	134,655
Other time deposits	60,504	63,168
Total deposits	413,377	411,395

Borrowings:
Repurchase agreements	3,103	3,565
FHLB borrowings	25,000	25,000
Other liabilities	4,843	2,847
Total liabilities	446,323	442,807

Shareholders' equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	-	-
Common stock, par value $.001; 9,000,000 shares authorized; 3,603,736 and 3,592,140 shares issued and outstanding	4	4
Additional paid-in-capital	16,084	16,301
Retained earnings	35,975	32,988
Accumulated other comprehensive income	1,434	1,152
Total shareholders' equity	53,497	50,445
Total liabilities and shareholders' equity	$499,820	$493,252

See notes to consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Net Income
(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$4,564	$4,987	$9,175	$10,056
Interest on taxable securities	526	623	1,040	1,143
Interest on nontaxable securities	115	103	226	206
Interest on Federal funds sold and other interest	21	25	41	50
Total interest income	5,226	5,738	10,482	11,455
Interest expense
Interest on time deposits of $100 or more	429	618	899	1,291
Interest on other deposits	362	616	739	1,341
Interest on funds purchased and other borrowings	225	278	450	554
Total interest expense	1,016	1,512	2,088	3,186

Net interest income	4,210	4,226	8,394	8,269
Provision for loan losses	125	452	430	551

Net interest income after provision for loan losses	4,085	3,774	7,964	7,718

Non-interest income
Service charges on deposits	378	350	734	735
Gain on sale of loans held for sale	2,687	1,771	4,795	3,862
Gain on sale of securities	-	-	-	14
Other-than-temporary impairment of securities	-	-	-	(38)
Other income	419	276	876	684
Total non-interest income	3,484	2,397	6,405	5,257
Non-interest expense
Salaries and employee benefits	2,960	2,972	5,902	5,941
Occupancy expenses	380	376	777	770
Other real estate expenses	279	141	491	272
Other expenses	1,446	1,286	2,861	2,538
Total non-interest expense	5,065	4,775	10,031	9,521
Income before income taxes	2,504	1,396	4,338	3,454
Income tax expense	801	415	1,351	1,082
Net income	$1,703	$981	$2,987	$2,372

Net income per share of common stock
Basic	$0.47	$0.28	$0.83	$0.67
Diluted	$0.47	$0.28	$0.83	$0.67

Dividends per share of common stock	$0.04	$-	$0.04	$-

See notes to consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$1,703	$981	$2,987	$2,372
Other comprehensive income:

Unrealized holding gain arising during period	456	861	381	580
Tax effect of unrealized holding gain arising during the period	(119)	(310)	(99)	(213)
Reclassification for gain included in net income	-	(14)	-	(14)
Tax effect of gain included in net income	-	5	-	5
Reclassification for other-than-temporary impairment included in net income	-	-	-	38
Tax effect of other-than-temporary impairment	-	-	-	(9)
Total other comprehensive income	337	542	282	387
Comprehensive income	$2,040	$1,523	$3,269	$2,759

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$2,987	$2,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321	312
Provision for loan losses	430	551
Stock based compensation expense	67	54
Stock compensation	72	92
Increase in cash value of bank-owned life insurance	(166)	(170)
Gain on sales of other real estate owned	(6)	(170)
Loss on sales of premises and fixed assets	-	11
Gain on sales of securities	-	(14)
Other-than-temporary impairment of security	-	38
Gain on loans held for sale	(4,795)	(3,862)
Proceeds from sale of loans held for sale	200,991	194,264
Originations of loans held for sale	(197,918)	(168,285)
Increase in accrued interest receivable	(89)	(148)
Decrease in accrued interest payable	(29)	(137)
Increase in deferred income tax asset, net	(300)	(154)
(Increase) decrease in other assets	(486)	208
Increase (decrease) in other liabilities	2,026	(530)
Net cash provided by operating activities	3,105	24,432
Cash flows from investing activities
Loan originations and collections, net	2,928	1,391
Purchases of available-for-sale securities	(25,697)	(39,926)
Proceeds from maturities & calls of available-for-sale securities, net	12,909	10,542
Proceeds from sales of available-for-sale securities, net	-	6,625
Proceeds from sales of FHLB stock	159	226
Proceeds from sales of other real estate owned	3,127	1,246
Net additions to bank premises and fixed assets	(131)	(119)
Net cash provided by (used in) investing activities	(6,705)	(20,015)

Cash flows from financing activities
Increase in deposits	1,982	4,316
Increase in FHLB borrowings	-	5,000
Decrease in repurchase agreements and other borrowings	(462)	(443)
Proceeds from stock options exercised	120	13
Repurchased stock	(330)	-
Dividends	(146)	-
Net cash provided by financing activities	1,164	8,886
Net increase (decrease) in cash and due from banks	(2,436)	13,303
Cash and due from banks at beginning of period	34,902	31,696
Cash and due from banks at end of period	$32,466	$44,999

See notes to the consolidated financial statements.

Supplemental Consolidated Cash Flow Information

The Bank had the following significant non-cash transactions during the six months ended June 30, 2012 and June 30, 2011.

	June 30, 2012	June 30, 2011
	(in thousands)
Supplemental cash flow information:
Interest received	$10,393	$11,307
Interest paid	2,117	3,323
Income taxes paid	725	1,337

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$2,872	$1,065
Unrealized gain (loss) on securities	283	363

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements
June 30, 2012
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

The financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

Note 2 – Investment Securities

The amortized cost and fair value amounts of securities owned as of June 30, 2012 and December 31, 2011 are shown below:

	June 30, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale:
U.S. Government and agency	$34,130	$176	$(30)	$34,276
Corporate	2,077	-	(22)	2,055
Mortgage-backed	55,935	1,571	(65)	57,441
State and municipal	19,128	699	(107)	19,720

Total	$111,270	$2,446	$(224)	$113,492

	December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale:
U.S. Government and agency	$31,033	$86	$(50)	$31,069
Mortgage-backed	52,936	1,431	(16)	54,351
State and municipal	14,514	532	(183)	14,863

Total	$98,483	$2,049	$(249)	$100,283

Note 2 – Investment Securities (continued)

The amortized cost and fair value of securities as of June 30, 2012 by contractual maturity are as follows. Actual maturities may differ from contractual maturities in mortgage-backed securities, as the mortgages underlying the securities may be called or prepaid without penalty; therefore, these securities are not included in the maturity categories in the following maturity summary.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)

Less than one year	$8,044	$8,107
One to five years	14,634	14,838
Five to ten years	16,653	17,009
Over ten years	16,004	16,096
Mortgage-backed securities	55,935	57,442
Total	$111,270	$113,492

Securities with a carrying amount of approximately $55.0 million at June 30, 2012 and $57.0 million at December 31, 2011 were pledged to secure public deposits and for other purposes.

For the six months ended June 30, 2012, the Bank had sold no securities available-for-sale.  For the six months ended June 30, 2011, the Bank sold $2.5 million in securities available-for-sale, realizing a gain of $14,000.

Information pertaining to securities with gross unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2012
	Less than Twelve Months			Over Twelve Months
	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities
	(in thousands)
Securities available-for-sale:
U.S. agency	$(3)	$5,152	2	$(27)	$3,750	1
Corporate	(22)	1,195	1	-	-	-
State and municipal	(40)	4,587	6	(68)	771	1
Mortgage-backed	(64)	6,156	5	- *	72	1

Total	$(129)	$17,090	14	$(95)	$4,593	3

*Gross unrealized loss is less than $1,000.

Note 2 – Investment Securities (continued)

	December 31, 2011
	Less than Twelve Months			Over Twelve Months
	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities
	(in thousands)
Securities available-for-sale:
U.S. agency	$(15)	$6,641	3	$(35)	$3,860	1
State and municipal	(70)	2,583	3	(113)	709	1
Mortgage-backed	(16)	4,840	5	- *	14	1

Total	$(101)	$14,064	$11	$(137)	$4,583	$3

*Gross unrealized loss is less than $1,000.

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

At June 30, 2012, the gross unrealized losses in securities available-for-sale are primarily the result of changes in market interest rates and not related to the credit quality of the underlying issuer.  All of the securities are U.S. agency debt securities, mortgage-backed securities, and municipal securities.  The Bank has determined that no declines in market value are deemed to be other than temporary at June 30, 2012.

Included in “Other assets” is an investment of approximately $341,000, net of amortization, in a real estate rehabilitation project located in Georgia that will provide the Bank with state tax credits for approximately the next four years.

Note 3 – Loans

The Bank engages in a full complement of lending activities, including commercial, consumer and real estate loans.  The composition of loans for the periods ended June 30, 2012 and December 31, 2011 is summarized as follows:

	June 30, 2012	December 31, 2011
	(in thousands)

Commercial and industrial	$20,285	$18,864
Real estate – construction, land and land development	63,175	73,823
Real estate – residential	55,658	56,563
Real estate – commercial	136,389	131,725
Consumer	3,989	4,715
Total loans receivable	279,496	285,690
Deferred loan fees	(62)	(76)
Total loans	279,434	285,614
Allowance for loan losses	(6,854)	(6,804)

Loans, net of allowance for loan losses	$272,580	$278,810

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

Note 3 – Loans (continued)

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

Note 3 – Loans (continued)

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

As of June 30, 2012 and December 31, 2011 the Bank had no loans classified as Grade 7 or 8.  It is the Bank’s practice, in most cases, to take a charge-off when a loan or portion of a loan is deemed doubtful or loss.  Consequently, the remaining principal balance, if applicable, which has been evaluated as collectible, is graded accordingly.

Note 3 – Loans (continued)

As of June 30, 2012 and December 31, 2011, the risk grades of loans by loan class, including deferred loan fees, were as follows:

Credit Risk Profile by Risk Grade Category:

	As of June 30, 2012 (in thousands)
	Grades 1-4	Grade 5	Grade 6	Total

Commercial and industrial	$19,581	$173	$529	$20,283
Real estate – construction, land and land development
Acquisition, development, & construction	15,298	1,073	100	16,471
Other real estate - construction	44,054	962	1,747	46,763
Real estate – residential
Home equity lines	20,752	115	27	20,894
Other real estate – residential	32,523	802	1,426	34,751
Real estate – commercial
Owner occupied	47,673	797	5,423	53,893
Non-owner occupied	78,931	3,218	340	82,489
Consumer	3,829	26	47	3,902
Loans in process	(12)	-	-	(12)
Total loans receivable	$262,629	$7,166	$9,639	$279,434

The credit risk profile by risk grade category excludes accrued interest receivable which totaled $1,152 at period end.

	As of December 31, 2011 (in thousands)
	Grades 1-4	Grade 5	Grade 6	Total

Commercial and industrial	$18,118	$-	$751	$18,869
Real estate – construction, land and land development
Acquisition, development, & construction	18,469	1,497	1,366	21,332
Other real estate - construction	46,685	1,077	4,699	52,461
Real estate – residential
Home equity lines	22,104	392	9	22,505
Other real estate – residential	31,742	365	1,952	34,059
Real estate – commercial
Owner occupied	47,336	227	5,956	53,519
Non-owner occupied	76,385	593	1,202	78,180
Consumer	4,501	-	79	4,580
Loans in process	185	-	-	185
Total loans receivable	$265,525	$4,151	$16,014	$285,690

The credit risk profile by risk grade category excludes accrued interest receivable which totaled $1,174,000 at period end.

During 2011, the Bank experienced a significant increase in loans classified as Grade 6 or Substandard, mostly due to the downgrade of a large relationship consisting of 10 loans totaling $8.8 million in the second quarter.  The relationship was made up of $90,000 real estate - residential, $4.3 million real estate – construction, land and land development, and $4.4 million real estate – commercial.  As of June 30, 2012, the Bank had transferred a portion of the relationship, $5.1 million, to other real estate owned.

Note 3 – Loans (continued)

The following table presents the activity in the allowance for loan losses by loan type for the three months ended June 30, 2012 and 2011:

Allowance for Loan Losses Activity
For the Three and Six Months Ended June 30, 2012 and 2011
(in thousands)

	Commercial and industrial	Real estate – construction, land and land development	Real estate – residential	Real estate – commercial	Consumer	Unallocated	Total

Three Months Ended June 30, 2012:

Beginning balance	$176	$3,242	$1,120	$1,809	$92	$459	$6,898
Charge-offs	-	(133)	(65)	-	(32)	-	(230)
Recoveries	6	47	2	-	6	-	61
Provisions	54	212	(290)	125	23	1	125
Ending Balance	$236	$3,368	$767	$1,934	$89	$460	$6,854

Three Months Ended June 30, 2011:

Beginning balance	$121	$3,877	$965	$1,535	$188	$712	$7,398
Charge-offs	(30)	121	(282)	-	(20)	-	(211)
Recoveries	18	-	94	-	7	-	119
Provisions	(17)	(342)	250	310	(7)	258	452
Ending Balance	$92	$3,656	$1,027	$1,845	$168	$970	$7,758

Six Months Ended June 30, 2012:

Beginning balance	$185	$3,219	$1,141	$1,706	$108	$445	$6,804
Charge-offs	-	(614)	(227)	-	(70)	-	(911)
Recoveries	224	248	34	-	25	-	531
Provisions	(173)	515	(181)	228	26	15	430
Ending Balance	$236	$3,368	$767	$1,934	$89	$460	$6,854

Six Months Ended June 30, 2011:

Beginning balance	$227	$3,908	$1,070	$1,617	$251	$793	$7,866
Charge-offs	(30)	(319)	(409)	(116)	(33)	-	(907)
Recoveries	54	-	136	29	29	-	248
Provisions	(159)	67	230	315	(79)	177	551
Ending Balance	$92	$3,656	$1,027	$1,845	$168	$970	$7,758

Note 3 – Loans (continued)

The following table presents the ending balances of allowance for loan losses by loan type as of June 30, 2012 and December 31, 2011:

Ending Balances of Allowance for Loan Losses
As of June 30, 2012 and December 31, 2011
(in thousands)

	Commercial and industrial	Real estate – construction, land and land development	Real estate – residential	Real estate – commercial	Consumer	Unallocated	Total
June 30, 2012:
Individually evaluated for impairment	$47	$32	$75	$214	$14	$-	$382
Collectively evaluated for impairment	$189	$3,336	$692	$1,720	$75	$460	$6,472

December 31, 2011:
Individually evaluated for impairment	$51	$-	$208	$100	$36	$-	$395
Collectively evaluated for impairment	$134	$3,219	$933	$1,606	$72	$445	$6,409

Note 3 – Loans (continued)

The following table presents the recorded investment in loans receivable by loan segment and based on impairment method as of June 30, 2012 and December 31, 2011:

Recorded Investment in Loans Receivable
As of June 30, 2012 and December 31, 2011
(in thousands)

	Commercial and industrial	Real Estate – construction, land and land development	Real estate – residential	Real estate – commercial	Consumer	Total

June 30, 2012:
Total	$20,393	$63,515	$55,968	$136,845	$4,016	$280,737
Individually evaluated for impairment	$533	$2,087	$2,111	$6,627	$47	$11,405
Collectively evaluated for impairment	$19,860	$61,428	$53,857	$130,218	$3,969	$269,332

December 31, 2011:
Total	$19,003	$74,173	$56,807	$132,151	$4,740	$286,874
Individually evaluated for impairment	$950	$5,925	$1,591	$9,415	$80	$17,961
Collectively evaluated for impairment	$18,053	$68,248	$55,216	$122,736	$4,660	$268,913

The recorded investment in loans receivable includes accrued interest receivable and deferred loan fees, net.

Note 3 – Loans (continued)

Impaired loans

Loans for which it is probable that the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired, and are individually evaluated for impairment.  The following tables present loans individually evaluated for impairment and related allowance by loan class as of and for the periods ended June 30, 2012 and December 31, 2011:

Impaired Loans
As of June 30, 2012
(in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial and industrial	$475	$473	$-
Real estate – construction, land and land development
Acquisition, development, & construction	100	2,054	-
Other real estate - construction	1,910	2,503	-
Real estate – residential
Home equity lines	93	93	-
Other real estate - residential	1,916	2,139	-
Real estate – commercial
Owner occupied	5,192	5,203	-
Non-owner occupied	340	2,290	-
Consumer	33	41	-
Total	$10,059	$14,796	$-

With an allowance recorded:
Commercial and industrial	$58	$57	$47
Real estate – construction, land and land development
Acquisition, development, & construction	-	-	-
Other real estate - construction	77	77	32
Real estate – residential
Home equity lines	-	-	-
Other real estate - residential	102	100	75
Real estate – commercial
Owner occupied	512	510	114
Non-owner occupied	583	583	100
Consumer	14	15	14
Total	$1,346	$1,342	$382

Commercial and industrial	$533	$530	$47
Real estate – construction, land and land development
Acquisition, development, & construction	100	2,054	-
Other real estate - construction	1,987	2,580	32
Real estate – residential
Home equity lines	93	93	-
Other real estate - residential	2,018	2,239	75
Real estate – commercial
Owner occupied	5,704	5,713	114
Non-owner occupied	923	2,873	100
Consumer	47	56	14
Total	$11,405	$16,138	$382

For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

Note 3 – Loans (continued)

Impaired Loans
As of and For the Year Ended December 31, 2011
(in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial and industrial	$887	$884	$-
Real estate – construction, land and land development
Acquisition, development, & construction	1,101	3,663	-
Other real estate - construction	4,824	6,558	-
Real estate – residential
Home equity lines	58	58	-
Other real estate - residential	1,275	1,368	-
Real estate – commercial
Owner occupied	6,729	6,730	-
Non-owner occupied	2,091	4,037	-
Consumer	36	45	-
Total	$17,001	$23,343	$-

With an allowance recorded:
Commercial and industrial	$63	$62	$51
Real estate – construction, land and land development
Acquisition, development, & construction	-	-	-
Other real estate - construction	-	-	-
Real estate – residential
Home equity lines	36	36	12
Other real estate - residential	222	222	196
Real estate – commercial
Owner occupied	-	-	-
Non-owner occupied	595	593	100
Consumer	44	43	36
Total	$960	$956	$395

Commercial and industrial	$950	$946	$51
Real estate – construction, land and land development
Acquisition, development, & construction	1,101	3,663	-
Other real estate - construction	4,824	6,558	-
Real estate – residential
Home equity lines	94	94	12
Other real estate - residential	1,497	1,590	196
Real estate – commercial
Owner occupied	6,729	6,730	-
Non-owner occupied	2,686	4,630	100
Consumer	80	88	36
Total	$17,961	$24,299	$395

Note 3 – Loans (continued)

Impaired Loans
For the Three Months Ended June 30, 2012 and 2011
(in thousands)

	June 30, 2012		June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial and industrial	$507	$7	$836	$10
Real estate – construction, land and land development
Acquisition, development, & construction	156	-	1,742	-
Other real estate - construction	1,888	5	5,989	72
Real estate – residential
Home equity lines	93	1	383	2
Other real estate - residential	1,919	20	1,460	11
Real estate – commercial
Owner occupied	5,106	60	6,876	110
Non-owner occupied	420	-	2,830	43
Consumer	33	-	23	-
Total	$10,122	$93	$20,139	$248

With an allowance recorded:
Commercial and industrial	$58	$1	-	-
Real estate – construction, land and land development
Acquisition, development, & construction	-	-	-	-
Other real estate - construction	77	1	868	13
Real estate – residential
Home equity lines	-	-	22	-
Other real estate - residential	100	1	98	2
Real estate – commercial
Owner occupied	512	8	-	-
Non-owner occupied	588	9	2,720	41
Consumer	15	-	84	1
Total	$1,350	$20	$3,792	$57

Commercial and industrial	$565	$8	$836	$10
Real estate – construction, land and land development
Acquisition, development, & construction	156	-	1,742	-
Other real estate - construction	1,965	6	6,857	85
Real estate – residential
Home equity lines	93	1	405	2
Other real estate - residential	2,019	21	1,558	13
Real estate – commercial
Owner occupied	5,618	68	6,876	110
Non-owner occupied	1,008	9	5,550	84
Consumer	48	-	107	1
Total	$11,472	$113	$23,931	$305

Note 3 – Loans (continued)

Impaired Loans
For the Six Months Ended June 30, 2012 and 2011
(in thousands)

	June 30, 2012		June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial and industrial	$551	$17	$828	$23
Real estate – construction, land and land development
Acquisition, development, & construction	259	-	1,987	-
Other real estate - construction	2,028	10	6,077	146
Real estate – residential
Home equity lines	101	1	382	5
Other real estate - residential	1,983	45	1,475	26
Real estate – commercial
Owner occupied	5,383	116	6,882	218
Non-owner occupied	495	-	2,486	79
Consumer	34	-	24	-
Total	$10,834	$189	$20,141	$497

With an allowance recorded:
Commercial and industrial	$59	$1	-	-
Real estate – construction, land and land development
Acquisition, development, & construction	-	-	-	-
Other real estate - construction	78	2	870	26
Real estate – residential
Home equity lines	-	-	26	-
Other real estate - residential	100	3	98	4
Real estate – commercial
Owner occupied	514	16	-	-
Non-owner occupied	590	19	2,727	82
Consumer	16	-	87	2
Total	$1,357	$41	$3,808	$114

Commercial and industrial	$610	$18	$828	$23
Real estate – construction, land and land development
Acquisition, development, & construction	259	-	1,987	-
Other real estate - construction	2,106	12	6,947	172
Real estate – residential
Home equity lines	101	1	408	5
Other real estate - residential	2,083	48	1,573	30
Real estate – commercial
Owner occupied	5,897	132	6,882	218
Non-owner occupied	1,085	19	5,213	161
Consumer	50	-	111	2
Total	$12,191	$230	$23,949	$611

Note 3 – Loans (continued)

The following tables present a summary of current, past due and nonaccrual loans as of June 30, 2012 and December 31, 2011 by loan class:

Analysis of Current, Past Due and Nonaccrual Loans
As of June 30, 2012
(in thousands)

	Accruing
	30-89 Days Past Due	Past Due 90 Days or More	Nonaccrual	Total Past Due and Nonaccrual	Current and not Past Due or Nonaccrual	Total Loans Receivable
Commercial and industrial	$104	$-	28	132	20,153	20,285
Real estate – construction, land and land development
Acquisition, development & Construction	-	-	100	100	15,083	15,183
Other real estate - construction	213	-	1,287	1,500	46,492	47,992
Real estate – residential
Home equity lines	279	125	142	546	20,347	20,893
Other real estate – residential	712	409	1,002	2,123	32,642	34,765
Real estate – commercial
Owner occupied	61	-	340	401	81,101	81,502
Non-owner occupied	226	-	-	226	54,661	54,887
Consumer	69	-	47	116	3,873	3,989
Total	$1,664	$534	$2,946	$5,144	$274,352	$279,496

The Bank’s total recorded investment in accruing loans past due 90 days or more, which includes accrued interest, was $534,000 as of June 30, 2012.

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

Note 3 – Loans (continued)

The Bank’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payments in accordance with the loan agreement appear relatively certain.  The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

Troubled debt restructurings

During the year ended December 31, 2011, the Company adopted the amendments in the Financial Accounting Standards Board’s (“FASB”) accounting standards update (“ASU”) No. 2011-02, “Receivables (Topic 310).”  Troubled debt restructurings are defined as debt modifications, for economic or legal reasons related to the borrower’s financial difficulties, in which the Bank grants a concession that it would not otherwise consider.  Such a concession may stem from an agreement between the Bank and the borrower, or may be imposed by law or a court.  Some examples of modifications are as follows:

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

The following tables present the Bank’s loans classified as troubled debt restructurings by loan class as of June 30, 2012 and December 31, 2011:

As of June 30, 2012
(dollars in thousands)

	Total Number of Contracts	Accrual	Nonaccrual	Total Restructurings
Commercial and industrial	1	$473	$-	$473
Real estate – construction, land and land development
Acquisition, development & construction	0	-	-	-
Other real estate – construction	1	-	180	180
Real estate – residential
Home equity lines	1	67	-	67
Other real estate – residential	6	825	-	825
Real estate – commercial
Owner occupied	9	5,681	-	5,681
Non-owner occupied	1	-	340	340
Consumer	-	-	-	-
Total	19	$7,046	$520	$7,566

Note 3 – Loans (continued)

As of December 31, 2011
(dollars in thousands)

	Total Number of Contracts	Accrual	Nonaccrual	Total Restructurings
Commercial and industrial	1	$649	$-	$649
Real estate – construction, land and land development
Acquisition, development & construction	2	-	730	730
Other real estate – construction	1	-	262	262
Real estate – residential
Home equity lines	-	-	-	-
Other real estate – residential	4	462	-	462
Real estate – commercial
Owner occupied	10	6,027	-	6,027
Non-owner occupied	2	1,081	559	1,640
Consumer	-	-	-	-
Total	20	$8,219	$1,551	$9,770

At June 30, 2012, there were no commitments to advance additional funds outstanding on troubled debt restructurings. At December 31, 2011, commitments to advance additional funds outstanding on troubled debt restructurings totaled $105,040.

For the three months ended June 30, 2012, there were two newly restructured loans that occurred which totaled $374,000 compared to one newly restructured loan which totaled $34,000 for the three months ended June 30, 2011.  For the six months ended June 30, 2012, there were three newly restructured loans that occurred which totaled $440,000 compared to four newly restructured loans which totaled $620,000 for the three months ended June 30, 2011.

Loans receivable modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, for the six months ended June 30, 2012 and 2011, was $180,000 and $340,000, respectively.

Note 4 – Stock-Based Compensation

The Company follows the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation,” to account for compensation costs under its stock option and incentive plans. The provisions of ASC 718 resulted in expense in the first six months of 2012 and 2011 of $53,822, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.

In the first six months of 2012, the Company granted restricted stock awards for 15,988 shares of common stock.  These awards vest fully at the end of three years.  The grants resulted in expense for the first six months of 2012 of $13,185.

Note 5 – Earnings Per Share

Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding.  Related to the Company’s granting of stock options to certain officers and other employees of the Company, diluted earnings per share are presented in the Consolidated Statements of Operations.

Note 5 – Earnings Per Share (continued)

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	For the Three Months Ended June 30, 2012
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income available to common stockholders	$1,703	3,641,097	$0.47
Effect of stock options outstanding		-	-
Diluted EPS
Net income available to common stockholders	$1,703	3,641,097	$0.47

	For the Three Months Ended June 30, 2011
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income available to common stockholders	$981	3,551,209	$0.28
Effect of stock options outstanding		-	-
Diluted EPS
Net income available to common stockholders	$981	3,551,209	$0.28

	For the Six Months Ended June 30, 2012
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income available to common stockholders	$2,987	3,621,260	$0.83
Effect of stock options outstanding		-	-
Diluted EPS
Net income available to common stockholders	$2,987	3,621,260	$0.83

	For the Six Months Ended June 30, 2011
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income available to common stockholders	$2,372	3,548,334	$0.67
Effect of stock options outstanding		-	-
Diluted EPS
Net income available to common stockholders	$2,372	3,548,334	$0.67

Note 5 – Earnings Per Share (continued)

For the three months ended June 30, 2012 and 2011, there were 264,253 and 308,974 options, respectively, that were antidilutive for the quarter.  This created antidilutive incremental options of 31,048 and 9,268 for the three months ended June 30, 2012 and 2011 which have been omitted from the calculation of diluted earnings per common share.  For the six months ended June 30, 2012 and 2011, there were 271,617 and 305,725 options, respectively, that were antidilutive for the year.  This created antidilutive incremental options of 35,070 and 8,428 for the six months ended June 30, 2012 and 2011 which have been omitted from the calculation of diluted earnings per common share.

Note 6 – Fair Value Measurement

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

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  At June 30, 2012, the Company’s Level 1 assets include SBA loan pool securities.

Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities.  The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets.  At June 30, 2012, the Company’s Level 2 assets include U.S. Government agency obligations, state and municipal bonds, mortgage-backed securities, and mortgage loans held for sale.

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

Following is a description of valuation methodologies used for determining fair value for assets and liabilities:

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions.  Periodically, management compares the fair values obtained through its pricing provider with another independent party to determine reliability.  Management completed such a comparison during the second quarter of 2012 and noted differences were clearly immaterial.  At June 30, 2012, the Company classified $20.3 million and $93.2 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 1 and Level 2, respectively.  At December 31, 2011, the Company classified $21.1 million and $79.2 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 1 and Level 2, respectively.

Note 6 – Fair Value Measurement (continued)

Interest Rate Lock Commitments
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  At June 30, 2012, the interest rate lock commitments with a positive fair value totaled $584,000 and were recorded as an other asset. The interest rate lock commitments with a negative fair value at June 30, 2012 totaled $35,000 and were recorded as an other liability.

Commitments to Sell
The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  At June 30, 2012 the interest rate lock commitments with a positive fair value totaled $35,000 and were recorded as an other asset. The interest rate lock commitments with a negative fair value at June 30, 2012 totaled $584,000 and were recorded as an other liability.

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans with respect to which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once an individual loan is identified as impaired, management measures the impairment in accordance with ASC 310-10-35, “Receivables-Subsequent Measurements.”  The fair value of impaired loans is estimated primarily using the collateral value.  However, in some cases other methods are used, such as market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans with respect to which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral less estimated selling costs.  In accordance with ASC 820-10, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Most fair values of the collateral are based on an observable market price or a current appraised value by a third party appraiser, tax valuation, or broker price opinion; however, in some cases an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price.

As such, the Company records all collateral dependent impaired loans recorded at fair value as nonrecurring Level 3.  Collateral dependent impaired loans recorded at fair value totaled $3.9 million and $5.2 million at June 30, 2012 and December 31, 2011, respectively.  Specific loan loss allowances for impaired loans totaled $382,000 and $395,000 at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012 and December 31, 2011, $3.5 million and $4.8 million of impaired loans, net of allowance for loan losses, were classified as Level 3, respectively.

Other Real Estate Owned
Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value less estimated selling costs.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  Most fair values of the collateral are based on an observable market price or a current appraised value; however, in some cases an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price.  Management may apply discount adjustments to the appraised value for estimated selling costs, information from comparable sales, and marketability of the property.  As such, the Company records all other real estate owned as nonrecurring Level 3.  Other

Note 6 – Fair Value Measurement (continued)

real estate owned that has had subsequent writedowns totaled $0.6 million and $1.0 million at June 30, 2012 and December 31, 2011,  respectively.

The tables below present information about assets and liabilities which are measured at fair value on a recurring basis (dollars in thousands):

		Fair Value Measurements at June 30, 2012, Using,
Description	Assets/ Liabilities Measured at Fair Value 6/30/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

U.S. Government and agency	$34,276	$20,313	$13,963	$-
Mortgage-backed	57,441	-	57,441	-
Corporate	2,056	-	2,056	-
State and municipal	19,719	-	19,719	-
Total available-for- sale securities	113,492	20,313	93,179	-

Other assets(1)	618	-	618	-
Other liabilities(1)	618	-	618	-

Total	$114,728	$20,313	$94,415	$-

(1)     This amount includes mortgage related interest rate lock commitments and commitments to sell.

		Fair Value Measurements at December 31, 2011, Using,
Description	Assets Measured at Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

U.S. Government and agency	$31,069	$21,121	$9,948	$-
Mortgage-backed	54,351	-	54,351	-
State and municipal	14,863	-	14,863	-
Total available-for-sale securities	$100,283	$21,121	$79,162	$-

There were no transfers between Level 1, Level 2 or Level 3 during the first six months of 2012 or 2011.

Note 6 – Fair Value Measurement (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2012, Using,
Description	Assets Measured at Fair Value 6/30/12	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans, net of allowance:
Commercial and industrial	$10	$-	$-	$10
Real estate – construction	1,483	-	-	1,483
Real estate – residential	576	-	-	576
Real estate - commercial	1,407	-	-	1,407
Consumer	20	-	-	20
Total impaired loans, net of allowance	$3,496	$-	$-	$3,496

Other real estate owned:
Unimproved land	$228	$-	$-	$228
Real estate - residential	360	-	-	360
Real estate – commercial	45	-	-	45
Total other real estate owned	$633	$-	$-	$633

Note 6 – Fair Value Measurement (continued)

		Fair Value Measurements at December 31, 2011, Using,
Description	Assets/ Liabilities Measured at Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans, net of allowance:
Commercial and industrial	$12	$-	$-	$12
Real estate – construction	3,288	-	-	3,288
Real estate – residential	237	-	-	237
Real estate - commercial	1,251	-	-	1,251
Consumer	28	-	-	28
Total impaired loans, net of allowance	$4,816	$-	$-	$4,816

Other real estate owned:
Unimproved land	$963	$-	$-	$963
Real estate - residential	20	-	-	20
Real estate – commercial	55	-	-	55
Total other real estate owned	$1,038	$-	$-	$1,038

The following table represents changes in nonrecurring fair value recorded during the six months ended June 30, 2012 (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Impaired Loans	Other Real Estate Owned	Total
Balance at December 31, 2011	$4,816	$1,038	$5,854
Gains included in earnings	-	16	16
Net reductions	(1,320)	(830)	(2,150)
Transfers into (out of) of Level 3	-	409	409
Balance at June 30, 2012	$3,496	$633	$4,129

Net reductions in other real estate owned include $746,000 in sales and $84,000 in write downs.

Note 6 – Fair Value Measurement (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012 for collateral dependent impaired loans and other real estate owned:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans:
Real estate – construction	$1,484	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	-	35.77%	(5.73%)
Real estate – residential	576	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	-	94.00%	(6.22%)
Real estate – commercial	1,407	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	-	12.35%	(5.93%)
		Income approach	Capitalization rate			9.50%	(9.50%)
Consumer	20	NADA or other third party valuation of underlying collateral	Management adjustment for comparable sales			20.00%	(20.00%)
Other real estate owned:
Unimproved land	228	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	-	52.33%	(10.69%)
Real estate – residential	360	Sales comparison	Management and appraiser adjustment for difference between comparable sales			4.00%	(4.00%)
Real estate – commercial	45	Sales comparison	Management and appraiser adjustment for difference between comparable sales			20.12%	(20.12%)
		Income approach	Capitalization rate			10.00%	(10.00%)

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

Note 6 – Fair Value Measurement (continued)

The methods and assumptions, not previously presented, used to estimate the fair value of significant financial instruments are as follows:

Cash and due from banks - The carrying value of cash and due from banks approximates the fair value and are classified as Level 1.

Loans held for sale – Loans held for sale are carried at the lower of cost or market, as determined by outstanding commitments from investors.  These loans held for sale are classified as Level 2.

Federal Home Loan Bank stock - The fair value of Federal Home Loan Bank (“FHLB”) stock was not practicable since no ready market exists for the stock.

Deposits - The fair value of time deposits is estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities and is classified as Level 2.  The carrying value of other deposits approximates the fair value and is classified as Level 1.

Repurchase agreements - The carrying value of repurchase agreements approximates fair value due to their short-term nature and are classified as Level 1.

Other borrowings - Fair value approximates the carrying value of other borrowings due to their short-term nature and are classified as Level 1.

Long-term debt - The fair value of long-term debt is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available for debt of similar remaining maturities and collateral terms, resulting in a Level 2 classification.

The carrying amount and estimated fair values of the Bank’s financial instruments at June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$32,466	$32,466	$-	$-	$32,466
Securities available-for-sale	113,492	20,879	92,613		113,492
Loans, net of allowance	272,580	-	264,274	10,989	275,263
Loans held for sale	46,949	-	46,949	-	46,949
Federal Home Loan Bank stock	1,911	N/A
Other assets(1)	618	-	618	-	618

Financial liabilities:
Time deposits	$179,975	$-	$180,851	$-	$180,851
Other deposits	233,401	233,401	-	-	233,401
Repurchase agreements	3,103	3,103	-	-	3,103
Long-term debt	25,000	-	25,589	-	25,589
Other liabilities(1)	618	-	618	-	618
(1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

Note 6 – Fair Value Measurement (continued)

	Fair Value Measurements at December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$34,902	$34,902
Securities available-for-sale	100,283	100,283
Loans, net of allowance	278,810	281,533
Loans held for sale	45,227	45,227
Federal Home Loan Bank Stock	2,070	N/A
Financial liabilities:
Time deposits	$197,823	$199,461
Other deposits	213,572	213,572
Repurchase agreements	3,565	3,565
Long-term debt	25,000	25,972

Note 7 – Impact of Other Recently Issued Accounting Standards

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments to the FASB Accounting Standards Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.  The amendment did have a material effect on the consolidated financial statements of the Company.

Note 7 – Impact of Other Recently Issued Accounting Standards (continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies, but not specifically addressed in this report, are not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

Note 8 – Commitments and Contingencies

The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in making loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At June 30, 2012, the Bank had outstanding loan commitments approximating $48.4 million, an increase of $1.5 million (3.2%) from $46.9 million at December 31, 2011.

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers.  The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $5.3 million as of June 30, 2012 and December 31, 2011, respectively.

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

In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor.  In the fourth quarter of 2011, the Company established a recourse liability for mortgage loans sold for losses of this type.  The Bank incurred losses of $120,000 and realized recoveries of $195,000 for a net recovery of $75,000 for the six months ended June 30, 2012.  As of June 30, 2012, the recourse liability for mortgage loans sold had a balance of $570,000.  The following table demonstrates the activity for the six months ended June 30, 2012:

Note 8 – Commitments and Contingencies (continued)

Recourse Liability for Mortgage Loans Sold Activity
(in thousands)

June 30, 2012

Balance 01/01/2012	$245
Provision	250
Losses	(120)
Recoveries	195
Balance 06/30/2012	$570

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

Note 9 – Cash Dividends

On July 23, 2012, the Company declared a cash dividend of $0.04 per share to all shareholders of record as of August 7, 2012.  The dividend is payable on August 14, 2012.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Georgia-Carolina Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia on January 31, 1997 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended.  The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, state-chartered commercial bank. The Bank operates three offices in Augusta, Georgia, two offices in Martinez, Georgia and one office in Thomson, Georgia.   The Bank also operates non-depository, mortgage origination offices in Augusta, Georgia and Savannah, Georgia.  The Bank is also the parent company of Willhaven Holdings, LLC, which held certain other real estate of the Bank.

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

Other Real Estate Owned (OREO)

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a write down is recorded through expense. Operating costs after acquisition are expensed. Costs related to the development and improvement of other real estate owned are capitalized if the improvement costs plus the recorded basis do not exceed the fair value less estimated costs to sell.

Results of Operations

Overview

The Company’s net income was $1,703,000 for the quarter ended June 30, 2012, compared to $981,000 for the second quarter of 2011, an increase of 73.6%.  The Company’s net income was $2,987,000 for the six months ended June 30, 2012, compared to net income of $2,372,000 for the six months ended June 30, 2011, an increase of $615,000.  The increase in net income for both the quarter and year to date was primarily due to a decrease in the loan loss provision and an increase in gain on mortgage loans sold.  Basic and diluted earnings per share were $0.47 for the quarter ended June 30, 2012, compared to basic and diluted earnings per share of $0.28 for the quarter ended June 30, 2011.  Basic and diluted earnings per share were $0.83 for the six months ended June 30, 2012, compared to $0.67 for the six months ended June 30, 2011.

The Company’s return on average assets on an annualized basis was 1.38% for the quarter ended June 30, 2012, compared to 0.78% for the quarter ended June 30, 2011.  The Company’s return on average equity on an annualized basis for the quarter ended June 30, 2012 was 12.85% compared to 8.21% for the quarter ended June 30, 2011.  The Company’s return on average assets on an annualized basis was 1.22% for the six months ended June 30, 2012, compared to 0.95% for the six months ended June 30, 2011.  The Company’s return on average equity on an annualized basis for the six months ended June 30, 2012 was 11.43% compared to 10.16% for the six months ended June 30, 2011.

Interest Income

Interest income for the three months ended June 30, 2012 was $5,226,000, a decrease of $512,000 (8.9%) from $5,738,000 for the three months ended June 30, 2011.  Interest income for the six months ended June 30, 2012 was $10,482,000, a decrease of $973,000 (8.5%) from $11,455,000 for the six months ended June 30, 2011.  The decrease in interest income resulted from lower yields on both loans and securities.  In addition, the Bank experienced a decline in loans, which resulted in an overall decline in interest-earning assets as well as an increase in liquidity, mostly held as cash or lower yielding securities.  Loans, including loans held for sale, were $326,383,000 at June 30, 2012 compared to $330,841,000 at December 31, 2011 and $338,147,000 at June 30, 2011.  The overall yield on earning assets decreased from 4.82% to 4.57% from the second quarter of 2011 to the second quarter of 2012.  The overall yield on earning assets decreased from 4.86% to 4.59% from the first six months of 2011 to the first six months of 2012.  Interest income and fees on loans for the three months ended June 30, 2012 were $4,564,000, a decrease of $423,000 (84.8%) from $4,987,000 for the three months ended June 30, 2011.  Interest income and fees on loans for the six months ended June 30, 2012 were $9,175,000, a decrease of $881,000 (87.6%) from $10,056,000 for the six months ended June 30, 2011.

Interest Expense

Interest expense for the three months ended June 30, 2012 was $1,016,000, a decrease of $496,000 (32.8%) from $1,512,000 for the three months ended June 30, 2011.  Interest expense for the six months ended June 30, 2012 was $2,088,000, a decrease of $1,098,000 (34.5%) from $3,186,000 for the six months ended June 30, 2011.  The Company has experienced a decline in interest expense primarily due to the continued drop in interest rates paid on deposits, as well as a shift in the mix of interest-bearing deposits from higher cost time deposits to lower cost accounts such as NOW and money market accounts.  The Company’s cost of interest-bearing liabilities has declined from 1.48% for the second quarter of 2011 to 1.07% for the second quarter of 2012.  The Company’s cost of interest-bearing liabilities has declined from 1.58% for the first six months of 2011 to 1.09% for the first six months of 2012.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $4,210,000 for the three months ended June 30, 2012, a decrease of $16,000 (8.2%) from net interest income of $4,226,000 for the three months ended June 30, 2011.  Net interest income was $8,394,000 for the six months ended June 30, 2012, an increase of $125,000 (1.5%) from net interest income of $8,269,000 for the six months ended June 30, 2011.  The increase in year to date net interest income was primarily the result of the lower cost and volume of interest-bearing deposits, partially offset by the decline in interest income due to a decline in loans and increased liquidity.  Interest-earning assets were $461,183,000 at June 30, 2012 compared to $475,083,000 at June 30, 2011, a decrease of $13,900,000 (2.9%).  Loans, including loans held for sale, are the highest yielding component of interest-earning assets.  Total loans, including loans held for sale, were $326,383,000 at June 30, 2012 compared to $338,147,000 at June 30, 2011, a decrease of $11,764,000 (3.5%).  Mortgage loans held for sale totaled $46,949,000 and $24,453,000 at June 30, 2012 and June 30, 2011, respectively.  Securities available-for-sale were $113,492,000 at June 30, 2012, compared to $100,243,000 at June 30, 2011, an increase of $13,249,000 (13.2%).  Interest bearing deposits with banks totaled $21,308,000 and $35,740,000 at June 30, 2012 and June 30, 2011.  Interest-bearing customer deposits were $352,061,000 at June 30, 2012 compared to $369,092,000 at June 30, 2011, a decrease of $17,031,000 (4.6%).  Noninterest-bearing customer deposits were $61,316,000 at June 30, 2012 compared to $49,973,000 at June 30, 2011, an increase of $11,343,000 (22.7%).

Provision for Loan Losses

The provision for loan losses was $125,000 for the three months ended June 30, 2012 compared to $452,000 for the three months ended June 30, 2011, a decrease of $327,000 (72.3%).  The provision for loan losses was $430,000 for the six months ended June 30, 2012 compared to $551,000 for the six months ended June 30, 2011, a decrease of $121,000 (22.0%).  This decrease is the result of management’s detailed review of the Bank’s loan portfolio, level of the Bank’s non-performing loans, and net charge offs and loan delinquencies.  The Bank’s specific reserve was $382,000 at June 30, 2012 compared to $324,000 at June 30, 2011, an increase of $58,000 (17.9%).  Non-performing loans to total loans, excluding loans held for sale, was 1.05% at June 30, 2012 compared to 2.71% at December 31, 2011 and 4.29% at June 30, 2011.

As shown in the Asset Quality section below, the Bank has experienced a decrease of $4,788,000 in non-accrual loans during the first six months of 2012 and non-accrual loans have decreased $10,517,000 since June 30, 2011. During the second quarter of 2011, the Bank classified as impaired one large relationship consisting of 10 loans totaling $8.8 million.  Each loan that the Bank deems impaired is subject to an analysis consisting of evaluation of the underlying collateral and/or expectation of future cash flows to determine impairment and, if necessary, a specific allowance for loan losses reserve is established.  The Bank completed an analysis of this relationship and underlying collateral and a specific reserve was established. Management continues to monitor this credit on an ongoing basis.  As of June 30, 2012, the Bank had taken possession of several properties related to the above loan relationship and transferred them to OREO.  At June 30, 2012, $5.1 million of OREO was related to this relationship.  The ratio of the allowance for loan losses to total loans, excluding loans held for sale, increased to 2.45% at June 30, 2012 from 2.38% at December 31, 2011 and 2.47% at June 30, 2011.  Total non-performing loans decreased from $13.5 million at June 30, 2011 to $2.9 million at June 30, 2012.  Net charge-offs decreased to $380,000 for the first six months of 2012 compared to $659,000 for the first six months of 2011, resulting in annualized charge-off ratios of 0.27% and 0.42%, respectively.  Although the Bank’s annualized charge-off ratios have declined, the improved performance of the Bank’s loan portfolio over the past two quarters is not necessarily indicative of future performance.  Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-interest Income

Non-interest income for the three months ended June 30, 2012 was $3,484,000, an increase of $1,087,000 (45.3%) from $2,397,000 for the three months ended June 30, 2011.  Service charges on deposit accounts were $378,000 for the three months ended June 30, 2012, an increase of $28,000 (8.0%) from $350,000 for the three months ended June 30, 2011.  Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $2,687,000 for the three months ended June 30, 2012, an increase of $916,000 (51.7%) from $1,771,000 for the three months ended June 30, 2011.  The increase in gain on sale of mortgage loans was partially due to an increase in volume.  Loans sold in the secondary market for the second quarter of 2012 were $91,653,000 compared to $76,923,000 for the second quarter of 2011.  Substantially all loans originated by the division are sold in the secondary market with servicing rights released.  Other income was $419,000 for the three months ended June 30, 2012, an increase of $143,000 (51.8%) from $276,000 for the three months ended June 30, 2011.  For the second quarter of 2012, other income included $162,000 in rental income from OREO compared to $3,000 for the second quarter of 2011.

Non-interest income for the six months ended June 30, 2012 was $6,405,000, an increase of $1,148,000 (21.8%) from $5,257,000 for the six months ended June 30, 2011.  Service charges on deposit accounts were $734,000 for the six months ended June 30, 2012, a decrease of $1 (0.1%) from $735,000 for the six months ended June 30, 2011.  Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $4,795,000 for the six months ended June 30, 2012, an increase of $933,000 (24.1%) from $3,862,000 for the six months ended June 30, 2011.  The increase in gain on sale of mortgage loans was partially due to an increase in volume.  Other income was $876,000 for the six months ended June 30, 2012, an increase of $178,000 (25.5%) from $698,000 for the six months ended June 30, 2011.  For the six months ended June 30, 2012, other income included $320,000 in rental income from OREO compared to $6,000 for the six months ended June 30, 2011.  Other income in 2011 included an $183,000 gain on sale of two tracts of land in Augusta, Georgia that had become OREO during the fourth quarter of 2008.  In 2011, the Company recorded a $38,000 impairment on an available for sale security.

Non-interest Expense

Non-interest expense for the three months ended June 30, 2012 was $5,065,000, an increase of $290,000 (6.1%) from $4,775,000 for the three months ended June 30, 2011.  Salary and employee benefit costs were $2,960,000 for the three months ended June 30, 2012, a decrease of $12,000 (0.4%) from $2,972,000 for the three months ended June 30, 2011.  Occupancy expense totaled $380,000 for the three months ended June 30, 2012, compared to $376,000 for the same period in 2011.  OREO expense was $279,000 for the three months ended June 30, 2012 compared to $141,000 for the three months ended June 30, 2011, an increase of $138,000 (98.0%).  OREO increased $4,001,000 (146%) from $2,740,000 for the six months ended June 30, 2012 to $6,741,000 for the six months ended June 30, 2012.  Other non-interest expense for the three months ended June 30, 2012 increased by $160,000 (12.4%) to $1,446,000 from $1,286,000 for the three months ended June 30, 2011.  The increase in other non-interest expense was primarily due to increased legal expense, provision expense on the mortgage recourse liability and data processing expense, partially offset by lower FDIC deposit insurance expense.  Legal expense increased $48,000 (69.3%) from $69,000 for the three months ended June 30, 2011 to $117,000 for the three months ended June 30, 2012.  Provision expense on the mortgage recourse liability totaled $125,000 for the three months ended June 30, 2012.  No provision expense on the mortgage recourse liability was recorded in the three months ended June 30, 2011. Data processing expense increased $15,000 (6.7%) from $228,000 for the three months ended June 30, 2011 to $243,000 for the three months ended June 30, 2012.  FDIC deposit insurance decreased $79,000 (42.8%) from $184,000 for the three months ended June 30, 2011 to $105,000 for the three months ended June 30, 2012.

Non-interest expense for the six months ended June 30, 2012 was $10,031,000, a decrease of $510,000 (5.4%) from $9,521,000 for the six months ended June 30, 2011.  Salary and employee benefit costs were $5,902,000 for the six months ended June 30, 2012, a decrease of $39,000 (0.7%) from $5,941,000 for the six months ended June 30, 2011.  The decrease in salary and employee benefit costs was primarily due to lower temporary labor and group insurance costs, partially offset by higher other employee benefits cost.  Occupancy expense totaled $777,000 for the six months ended June 30, 2012, compared to $770,000 for the same period in 2011.  OREO expense was $491,000 for the six months ended June 30, 2012 compared to $272,000 for the six months ended June 30, 2011.  Other non-interest expense for the six months ended June 30, 2012 increased by $323,000 (12.7%) to $2,861,000 from $2,538,000 for the six months ended June 30, 2011.  The increase in other non-interest expense was primarily due to increased legal expense, provision expense on the mortgage recourse liability and data processing expense, partially offset by lower FDIC deposit insurance expense.  Legal expense increased $117,000 (78.3%) from $150,000 for the six months ended June 20, 2011 to $267,000 for the six months ended June 30, 2012.  Provision expense on the mortgage recourse liability totaled $250,000 for the six months ended June 30, 2012.  No provision expense on the mortgage recourse liability was recorded in the six months ended June 30, 2011.  Data processing expense increased $58,000 (14.0%) from $421,000 for the six months ended June 30, 2011 to $479,000 for the six months ended June 30, 2012.  FDIC deposit insurance decreased $142,000 (39.9%) from $214,000 for the six months ended June 30, 2011 to $356,000 for the six months ended June 30, 2012.

Income Taxes

The Company recorded income tax expense of $801,000 for the three months ended June 30, 2012, resulting from net income before taxes of $2,504,000 for the quarter.  For the three months ended June 30, 2011, the Company recorded income tax expense of $415,000, resulting from net income before taxes of $1,396,000 for the quarter.  The effective tax rate was 32.0% and 30% for 2012 and 2011, respectively.  The income tax expense for the six months ended June 30, 2012 was $1,351,000 resulting from income before taxes of $4,338,000 for the first half of 2012.  For the six months ended June 30, 2011, the Company recorded income tax expense of $1,082,000 resulting from net income before taxes of $3,454,000 for the first half of 2011.  The effective tax rate was 31.1% and 31.3% for 2012 and 2011, respectively.

Financial Condition

Overview

Total consolidated assets at June 30, 2012 were $499,820,000, an increase of $6,568,000 (1.3%) from December 31, 2011 total consolidated assets of $493,252,000.  This increase is primarily due to increased securities available-for-sale, partially offset by a decline in loans.  At June 30, 2012, gross loans, including loans held for sale, represented 70.0% of interest-earning assets compared to 72.4% at December 31, 2011. Gross loans were $279,434,000 at June 30, 2012, a decrease of $6,180,000 (2.2%) from $285,614,000 at December 31, 2011.  Investments in securities at June 30, 2012 were $113,492,000, an increase of $13,209,000 (13.2%) from $100,283,000 at December 31, 2011.  Cash and due from banks totaled $32,466,000 at June 30, 2012, and $34,902,000 at December 31, 2011, a decrease of $2,436,000 (7.0%).  Cash and due from banks at June 30, 2012 and December 31, 2011 included $15,750,000 and $23,875,000, respectively, of interest-bearing balances with the Federal Reserve Bank, at a minimal interest rate, that were included in interest-earning assets.  Total deposits at June 30, 2012 were $413,377,000, a decrease of $1,982,000 (0.5%) from the December 31, 2011 balance of $411,395,000.  Interest-bearing customer deposits at June 30, 2012 were $352,061,000, a decrease of $6,599,000 (1.8%) from the December 31, 2011 balance of $358,660,000. The decrease is the result of a decrease in time deposits, partially offset by an increase in NOW and money market accounts.  The Bank’s lines of credit balances with the Federal Home Loan Bank totaled $25,000,000 at June 30, 2012 and December 31, 2011.  The Bank’s repurchase agreements totaled $3,103,000 at June 30, 2012, a decrease of $462,000 (13.0%) from the December 31, 2011 balance of $3,565,000.

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

Non-performing assets were $9,687,000 at June 30, 2012, compared to $14,724,000 at December 31, 2011 and $16,203,000 at June 30, 2011.  The composition of non-performing assets for each date is shown in the table below.

	June 30, 2012	December 31, 2011	June 30, 2011

Non-accrual loans	$2,946	$7,734	$13,463
Other real estate owned	6,741	6,990	2,740

Total non-performing assets	$9,687	$14,724	$16,203

The Bank’s non-accrual loans decreased $4,788,000 (61.9%) during the first six months of 2012.  This decline is due to various factors, including chargeoffs and transfers to OREO as well as paydowns and movement to accrual status.  The Bank’s OREO decreased $249,000 (3.6%) during that same period.  Since June 30, 2011, non-accrual loans have decreased $10,516,000 (78.1%) and OREO has increased $4,001,000 (146.0%).  As stated above, the level of non-accrual loans at June 30, 2011 was primarily due to the downgrade of one large credit relationship totaling $8.8 million in the second quarter of 2011.  The ratio of non-performing assets to total loans and OREO, excluding loans held for sale, was 3.39% at June 30, 2012, 5.03% at December 31, 2011, and 5.12% at June 30, 2011.  The continued reduction and disposition of non-performing assets is a management priority.

Troubled Debt Restructurings

As of June 30, 2012, the Bank had 19 loans totaling $7,566,000 classified as “troubled debt restructurings” as defined in ASC 310-40.  As of December 31, 2011, the Bank had 20 loans totaling $9,770,000 classified as troubled debt restructurings.  Included in the troubled debt restructurings were $0.5 million and $1.5 million also on nonaccrual as of June 30, 2012 and December 31, 2011, respectively.  As of June 30, 2012, one loan totaling $180,000 classified as a troubled debt restructuring was in default.  As of June 30, 2011, one loan totaling $340,000 classified as a troubled debt restructuring was in default.

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

The Bank has restructured one loan using this structure totaling $1.1 million as of December 31, 2011.  In accordance with the above tests, this loan was no longer classified as a trouble debt restructuring at June 30, 2012.

Allowance for Loan Losses

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended June 30, 2012, management determined that the provision for loan losses should be $125,000, compared to a loan loss provision of $452,000 for the quarter ended June 30, 2011.  The decrease is primarily the result of a decrease in non-performing loans, which totaled $2.9 million at June 30, 2012 compared to $13.5 million at June 30, 2011.  The Bank also had an increase in specific reserves from $324,000 at June 30, 2011 to $382,000 at June 30, 2012.  Net charge-offs during the quarter ended June 30, 2012 were $168,000 or 0.24% of loans annualized, compared to $92,000 or 0.12% of loans annualized for the quarter ended June 30, 2011.  The provision for loan losses for the six months ended June 30, 2012 was $430,000, compared to a loan loss provision of $551,000 for the same period in 2011.  Net charge-offs during the six months ended June 30, 2012 were $380,000 or 0.27% of loans annualized, compared to $659,000 or 0.42% of loans annualized for the six months ended June 30, 2011.  Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at June 30, 2012 was 40.2% compared to 34.9% at December 31, 2011.

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

The table below reflects the Bank’s current regulatory capital ratios, including comparisons to December 31, 2011 and regulatory minimums:

	June 30, 2012	December 31, 2011	Minimum Regulatory Requirement
Total risk-based capital ratio	14.42%	13.37%	8.00%
Tier 1 risk-based capital ratio	13.16%	12.11%	4.00%
Tier 1 leverage ratio	10.43%	9.74%	4.00%

On June 28, 2012, the Company repurchased 40,000 shares from a former director at $8.25 per share.  These shares were retired and added back to the Company’s authorized and unissued shares.

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

The following is an analysis of significant off-balance sheet financial instruments at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(in thousands)
Commitments to extend credit	$48,445	$46,923
Standby letters of credit	5,277	5,288
Total off-balance sheet financial instruments	$53,722	$52,211

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2012 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management has developed and implemented policies and procedures for reviewing disclosure controls and procedures and internal control over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2012 and, based on such evaluation, has concluded that these controls and procedures are effective.  Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

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

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 28, 2012, the Company completed the purchase of 40,000 shares of its common stock, $0.001 par value, at a purchase price of $8.25 per share, in a private transaction. The purchase was not part of any ongoing stock repurchase plan maintained by the Company. The purchase was authorized by the Company’s board of directors and the details of the purchase are contained in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2012	40,000 (1)	8.25 (1)	N/A	N/A
Total	40,000 (1)	8.25 (1)	N/A	N/A

(1) All shares were purchased in a single private transaction. All shares were purchased at the same purchase price.

Item 6.  Exhibits.

The following exhibits are filed with this Report:

Exhibit No.	Description

3.1	-
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

3.2	-	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

31.1^	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	-	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*^		XBRL Instance Document

101.SCH*^		XBRL Taxonomy Extension Schema Document

101.CAL*^		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*^		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*^		XBRL Taxonomy Extension Label Linkbase Document

101.PRE*^		XBRL Taxonomy Extension Presentation Linkbase Document

* - In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended; except as shall be expressly set forth by specific reference in such filing.

^ - Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.

August 13, 2012	By: /s/ Remer Y. Brinson, III Remer Y. Brinson, III President and Chief Executive Officer (principal executive officer)

August 13, 2012	By: /s/ Thomas J. Flournoy Thomas J. Flournoy Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1^	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2^	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*^	XBRL Instance Document

Exhibit 101.SCH*^	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document

* - In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended; except as shall be expressly set forth by specific reference in such filing.

^ - Filed herewith.