Form 10-Q
period 2012-09-30
Georgia-Carolina Bancshares, Inc
filed 2012-11-14
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

- or -

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                        .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2012
Common Stock, $.001 Par Value	3,526,396 shares

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

Part I - FINANCIAL INFORMATION
Item 1.                      Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$50,109	$34,902
Securities available-for-sale	107,420	100,283
Loans	272,506	285,614
Less allowance for loan losses	(6,557)	(6,804)
Loans, net	265,949	278,810
Loans held for sale, at fair value for 2012	56,273	45,227
Bank premises and equipment, net	8,774	8,979
Accrued interest receivable	1,754	1,732
Other real estate owned	7,158	6,990
Federal Home Loan Bank stock	1,865	2,070
Bank-owned life insurance	9,913	9,609
Other assets	6,600	4,650
Total assets	$515,815	$493,252

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$79,100	$52,735
Interest-bearing:
NOW accounts	53,122	44,646
Savings	61,225	63,210
Money market accounts	57,701	52,981
Time deposits of $100 or more	114,587	134,655
Other time deposits	59,507	63,168
Total deposits	425,242	411,395

Borrowings:
Repurchase agreements	3,360	3,565
FHLB borrowings	25,000	25,000
Other liabilities	5,971	2,847
Total liabilities	459,573	442,807

Shareholders' equity:
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	-	-
Common stock, par value $.001; 9,000,000 shares authorized; 3,627,397 and 3,592,140 shares issued and outstanding	4	4
Additional paid-in-capital	16,459	16,301
Retained earnings	37,927	32,988
Accumulated other comprehensive income	1,852	1,152
Total shareholders' equity	56,242	50,445
Total liabilities and shareholders' equity	$515,815	$493,252

See notes to consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Net Income
(Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$4,579	$4,782	$13,754	$14,838
Interest on taxable securities	502	593	1,542	1,736
Interest on nontaxable securities	109	92	335	298
Interest on Federal funds sold and other interest	10	22	51	72
Total interest income	5,200	5,489	15,682	16,944
Interest expense
Interest on time deposits of $100 or more	376	551	1,275	1,842
Interest on other deposits	349	560	1,088	1,901
Interest on funds purchased and other borrowings	220	241	670	795
Total interest expense	945	1,352	3,033	4,538

Net interest income	4,255	4,137	12,649	12,406
Provision for loan losses	(729)	656	(299)	1,207

Net interest income after provision for loan losses	4,984	3,481	12,948	11,199

Non-interest income
Service charges on deposits	380	387	1,114	1,122
Gain on sale of loans held for sale	3,929	2,160	8,724	6,022
Gain on sale of securities	10	-	11	14
Other-than-temporary impairment of securities	-	-	-	(38)
Other income	516	339	1,391	1,023
Total non-interest income	4,835	2,886	11,240	8,143
Non-interest expense
Salaries and employee benefits	3,449	2,953	9,351	8,894
Occupancy expenses	391	392	1,168	1,162
Other real estate expenses	918	447	1,409	719
Other expenses	1,749	1,460	4,610	3,998
Total non-interest expense	6,507	5,252	16,538	14,773
Income before income taxes	3,312	1,115	7,650	4,569
Income tax expense	1,070	326	2,421	1,408
Net income	$2,242	$789	$5,229	$3,161

Net income per share of common stock
Basic	$0.62	$0.22	$1.45	$0.89
Diluted	$0.62	$0.22	$1.45	$0.89

Dividends per share of common stock	$0.04	$-	$0.08	$-

See notes to consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$2,242	$789	$5,229	$3,161
Other comprehensive income:

Unrealized holding gain arising during period	615	864	1,035	1,445
Tax effect of unrealized holding gain arising during the period	(190)	(311)	(327)	(525)
Reclassification for gain included in net income	(10)	-	(11)	(14)
Tax effect of gain included in net income	3	-	3	5
Reclassification for other-than-temporary impairment included in net income	-	-	-	38
Tax effect of other-than-temporary impairment	-	-	-	(9)
Total other comprehensive income	418	553	700	940
Comprehensive income	$2,660	$1,342	$5,929	$4,101

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$5,229	$3,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	478	468
Provision for loan losses	(299)	1,207
Provision for other real estate owned	726	390
Stock based compensation expense	105	81
Stock compensation	196	232
Increase in cash value of bank-owned life insurance	(304)	(315)
Gain on sales of other real estate owned	(16)	(140)
(Gain)/loss on sales of premises and fixed assets	(5)	11
Gain on sales of securities	(11)	(14)
Other-than-temporary impairment of security	-	38
Gain on loans held for sale	(8,724)	(6,022)
Proceeds from sale of loans held for sale	313,738	295,240
Originations of loans held for sale	(316,060)	(270,520)
Increase in accrued interest receivable	(22)	(73)
Decrease in accrued interest payable	(37)	(176)
Increase in deferred income tax asset, net	(444)	(148)
(Increase) decrease in other assets	(1,921)	300
Increase (decrease) in other liabilities	3,161	(491)
Net cash provided by (used in) operating activities	(4,210)	23,229
Cash flows from investing activities
Loan originations and collections, net	8,196	9,547
Purchases of available-for-sale securities	(33,493)	(54,573)
Proceeds from maturities & calls of available-for-sale securities, net	24,680	24,187
Proceeds from sales of available-for-sale securities, net	2,722	2,518
Proceeds from sales of FHLB stock	205	337
Proceeds from sales of other real estate owned	4,086	1,567
Net additions to bank premises and fixed assets	(189)	(166)
Net cash provided by (used in) investing activities	6,207	(16,583)
Cash flows from financing activities
Increase in deposits	13,847	19,093
Redemption of FHLB advances	(25,000)	-
Issuance of FHLB short-term borrowing	25,000	-
Decrease in repurchase agreements and other borrowings	(205)	(4,075)
Proceeds from stock options exercised	188	13
Repurchased stock	(330)	-
Dividends	(290)	-
Net cash provided by financing activities	13,210	15,031
Net increase in cash and due from banks	15,207	21,677
Cash and due from banks at beginning of period	34,902	31,696
Cash and due from banks at end of period	$50,109	$53,373

See notes to the consolidated financial statements.

Supplemental Consolidated Cash Flow Information

The Bank had the following significant non-cash transactions during the nine months ended September 30, 2012 and 2011.

	September 30, 2012	September 30, 2011
	(in thousands)
Supplemental cash flow information:
Interest received	$15,660	$16,871
Interest paid	3,070	4,714
Income taxes paid	1,725	1,586

Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$4,964	$4,828
Unrealized gain on securities	700	940

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements
September 30, 2012
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

The financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

Note 2 – Investment Securities

The amortized cost and fair value amounts of securities owned as of September 30, 2012 and December 31, 2011 are shown below:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale:
U.S. Government and agency	$28,952	$245	$(49)	$29,148
Corporate bonds	2,065	51	-	2,116
Mortgage-backed	54,649	1,708	(56)	56,301
State and municipal	18,919	952	(16)	19,855

Total	$104,585	$2,956	$(121)	$107,420

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale:
U.S. Government and agency	$31,033	$86	$(50)	$31,069
Mortgage-backed	52,936	1,431	(16)	54,351
State and municipal	14,514	532	(183)	14,863

Total	$98,483	$2,049	$(249)	$100,283

Note 2 – Investment Securities (continued)

The amortized cost and fair value of securities as of September 30, 2012 by contractual maturity are as follows. Actual maturities may differ from contractual maturities in mortgage-backed securities, as the mortgages underlying the securities may be called or prepaid without penalty; therefore, these securities are not included in the maturity categories in the following maturity summary.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$7,760	$7,789
One to five years	5,897	6,085
Five to ten years	19,965	20,742
Over ten years	16,314	16,503
Mortgage-backed securities	54,649	56,301
Total	$104,585	$107,420

Securities with a carrying amount of approximately $51.0 million at September 30, 2012 and $57.0 million at December 31, 2011 were pledged to secure public deposits and for other purposes.

For the nine months ended September 30, 2012, the Bank had sold $2.7 million in securities available-for-sale, realizing a gain of $11,000.  For the nine months ended September 30, 2011, the Bank sold $2.5 million in securities available-for-sale, realizing a gain of $14,000.

Information pertaining to securities with gross unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2012
	Less than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Losses		Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands)
Securities available-for-sale:
U.S. agency	1	$1,963		$(37)	2	$5,025		$(13)
Corporate bonds	-	-		-	-	-		-
State and municipal	5	2,853		(16)	-	-		-
Mortgage-backed	8	9,753		(55)	1	6		- *

Total	14	$14,569	$	(108)	3	$5,031	$	(13)
*Gross unrealized loss is less than $1,000.

Note 2 – Investment Securities (continued)

	December 31, 2011
	Less than Twelve Months			Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands)
Securities available-for-sale:
U.S. agency	3	$6,641	$(15)	1	$3,860	$(35)
State and municipal	3	2,583	(70)	1	709	(113)
Mortgage-backed	5	4,840	(16)	1	14	- *

Total	11	$14,064	$(101)	3	$4,583	$(148)
*Gross unrealized loss is less than $1,000.

Management evaluates investment securities for other-than-temporary impairment on a periodic basis, and more frequently when economic or market conditions warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuers, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  During the first quarter of 2011, the Bank determined that one of its collateralized mortgage obligation securities was other-than-temporarily impaired due to continued deterioration of the underlying collateral.  Based on projected future losses, the Bank impaired the security by $38,000 to a balance of $149,000.  The security was sold in the second quarter of 2011 with an additional loss on sale of $30,000.

At September 30, 2012, the gross unrealized losses in securities available-for-sale are primarily the result of changes in market interest rates and not related to the credit quality of the underlying issuer.  All of the securities are U.S. agency debt securities, mortgage-backed securities, and municipal securities.  The Bank has determined that no declines in market value are deemed to be other than temporary at September 30, 2012.

Included in “Other assets” is an investment of approximately $315,000, net of amortization, in a real estate rehabilitation project located in Georgia that will provide the Bank with state tax credits for approximately the next four years.

Note 3 – Loans

The Bank engages in a full complement of lending activities, including commercial, consumer and real estate loans.  The composition of loans for the periods ended September 30, 2012 and December 31, 2011 is summarized as follows:

	September 30, 2012	December 31, 2011
	(in thousands)

Commercial and industrial	$17,601	$18,864
Real estate – construction, land and land development	61,463	73,823
Real estate – residential	54,211	56,563
Real estate – commercial	135,252	131,725
Consumer	4,044	4,715
Total loans receivable	272,571	285,690
Deferred loan fees	(65)	(76)
Total loans	272,506	285,614
Allowance for loan losses	(6,557)	(6,804)

Loans, net of allowance for loan losses	$265,949	$278,810

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

Grade 3:  Average quality.  Cash flow is adequate to cover all debt service requirements but not capital expenditures.  Balance sheet may be leveraged but still comparable to industry norms.  Financial trends are stable to mixed over the long term but no significant concerns presently exist.  Generally stable industry outlook, may have some cyclical characteristics.  The  position is average in the industry or the local economy.  The management team is considered capable and stable.  Individuals have reliable cash flow and alternate sources of repayment which may require the sale of assets.  Financial position has been leveraged to a modest degree. However, the individual has a relatively strong net worth considering income and debt.

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

Note 3 – Loans (continued)

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

As of September 30, 2012 and December 31, 2011, the Bank had no loans classified as Grade 7 or 8.  It is the Bank’s practice, in most cases, to take a charge-off when a loan or portion of a loan is deemed doubtful or loss.  Consequently, the remaining principal balance, if applicable, which has been evaluated as collectible, is graded accordingly.

Note 3 – Loans (continued)

As of September 30, 2012 and December 31, 2011, the risk grades of loans by loan class, including deferred loan fees, were as follows:

Credit Risk Profile by Risk Grade Category:

	As of September 30, 2012 (in thousands)
	Grades 1-4	Grade 5	Grade 6	Total

Commercial and industrial	$17,154	$5	$442	$17,601
Real estate – construction, land and land development
Acquisition, development, & construction	13,895	632	73	14,600
Other real estate - construction	45,361	785	717	46,863
Real estate – residential
Home equity lines	20,175	108	38	20,321
Other real estate – residential	31,823	824	1,243	33,890
Real estate – commercial
Owner occupied	50,772	1,266	5,742	57,780
Non-owner occupied	74,498	2,974	-	77,472
Consumer	3,975	25	44	4,044
Loans in process and fees	(65)	-	-	(65)
Total loans receivable	$257,588	$6,619	$8,299	$272,506

The credit risk profile by risk grade category excludes accrued interest receivable which totaled $1,170,000 at period end.

	As of December 31, 2011 (in thousands)
	Grades 1-4	Grade 5	Grade 6	Total

Commercial and industrial	$18,118	$-	$751	$18,869
Real estate – construction, land and land development
Acquisition, development, & construction	18,469	1,497	1,366	21,332
Other real estate - construction	46,685	1,077	4,699	52,461
Real estate – residential
Home equity lines	22,104	392	9	22,505
Other real estate – residential	31,742	365	1,952	34,059
Real estate – commercial
Owner occupied	47,336	227	5,956	53,519
Non-owner occupied	76,385	593	1,202	78,180
Consumer	4,501	-	79	4,580
Loans in process and fees	109	-	-	109
Total loans receivable	$265,449	$4,151	$16,014	$285,614

The credit risk profile by risk grade category excludes accrued interest receivable which totaled $1,174,000 at period end.

Note 3 – Loans (continued)

During the second quarter of 2011, the Bank experienced a significant increase in loans classified as Grade 6 or Substandard, mostly due to the downgrade of a large relationship consisting of 10 loans totaling $8.8 million.  The relationship was made up of $90,000 real estate - residential, $4.3 million real estate – construction, land and land development, and $4.4 million real estate – commercial.  As of September 30, 2012, the Bank had transferred all of the relationship to other real estate owned.

The following table presents the activity in the allowance for loan losses by loan type for the three and nine months ended September 30, 2012 and 2011:

Allowance for Loan Losses Activity
For the Three and Nine Months Ended September 30, 2012 and 2011
(in thousands)

	Commercial and industrial	Real estate – construction, land and land development	Real estate – residential	Real estate – commercial	Consumer	Unallocated	Total

Three Months Ended September 30, 2012:

Beginning balance	$236	$3,368	$767	$1,934	$89	$460	$6,854
Charge-offs	(10)	(41)	-	-	(12)	-	(63)
Recoveries	4	460	5	-	26	-	495
Provisions	141	(476)	2	(51)	(9)	(336)	(729)
Ending Balance	$371	$3,311	$774	$1,883	$94	$124	$6,557

Three Months Ended September 30, 2011:

Beginning balance	$92	$3,656	$1,027	$1,845	$168	$970	$7,758
Charge-offs	-	(591)	(94)	(124)	(25)	-	(834)
Recoveries	4	20	2	70	7	-	103
Provisions	59	270	213	655	(30)	(511)	656
Ending Balance	$155	$3,355	$1,148	$2,446	$120	$459	$7,683

Nine Months Ended September 30, 2012:

Beginning balance	$185	$3,219	$1,141	$1,706	$108	$445	$6,804
Charge-offs	(10)	(655)	(227)	-	(82)	-	(974)
Recoveries	228	709	38	-	51	-	1,026
Provisions	(32)	38	(178)	177	17	(321)	(299)
Ending Balance	$371	$3,311	$774	$1,883	$94	$124	$6,557

Nine Months Ended September 30, 2011:

Beginning balance	$227	$3,908	$1,070	$1,617	$251	$793	$7,866
Charge-offs	(30)	(910)	(503)	(240)	(58)	-	(1,741)
Recoveries	58	20	138	99	36	-	351
Provisions	(100)	337	443	970	(109)	(334)	1,207
Ending Balance	$155	$3,355	$1,148	$2,446	$120	$459	$7,683

Note 3 – Loans (continued)

The following table presents the ending balances of allowance for loan losses by loan type as of September 30, 2012 and December 31, 2011:

Ending Balances of Allowance for Loan Losses
As of September 30, 2012 and December 31, 2011
(in thousands)

	Commercial and industrial	Real estate – construction, land and land development	Real estate – residential	Real estate – commercial	Consumer	Unallocated	Total
September 30, 2012:
Individually evaluated for impairment	$199	$-	$53	$132	$14	$-	$398
Collectively evaluated for impairment	$172	$3,311	$721	$1,751	$80	$124	$6,159

December 31, 2011:
Individually evaluated for impairment	$51	$-	$208	$100	$36	$-	$395
Collectively evaluated for impairment	$134	$3,219	$933	$1,606	$72	$445	$6,409

Note 3 – Loans (continued)

The following table presents the recorded investment in loans receivable by loan segment and based on impairment method as of September 30, 2012 and December 31, 2011:

Recorded Investment in Loans Receivable
As of September 30, 2012 and December 31, 2011
(in thousands)

	Commercial and industrial	Real Estate – construction, land and land development	Real estate – residential	Real estate – commercial	Consumer	Total

September 30, 2012:
Total	$17,681	$61,750	$54,537	$135,702	$4,071	$273,741
Individually evaluated for impairment	$444	$1,388	$1,607	$6,575	$44	$10,058
Collectively evaluated for impairment	$17,237	$60,362	$52,930	$129,127	$4,027	$263,683

December 31, 2011:
Total	$19,003	$74,173	$56,807	$132,151	$4,740	$286,874
Individually evaluated for impairment	$950	$5,925	$1,591	$9,415	$80	$17,961
Collectively evaluated for impairment	$18,053	$68,248	$55,216	$122,736	$4,660	$268,913

The recorded investment in loans receivable includes accrued interest receivable and deferred loan fees, net.

Note 3 – Loans (continued)

Impaired loans

Loans for which it is probable that the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired, and are individually evaluated for impairment.  The following tables present loans individually evaluated for impairment and related allowance by loan class as of and for the periods ended September 30, 2012 and December 31, 2011:

Impaired Loans
As of September 30, 2012
(in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial and industrial	$35	$35	$-
Real estate – construction, land and land development
Acquisition, development, & construction	73	1,988	-
Other real estate - construction	1,315	1,611	-
Real estate – residential
Home equity lines	104	104	-
Other real estate - residential	1,397	1,560	-
Real estate – commercial
Owner occupied	5,779	5,806	-
Non-owner occupied	-	-	-
Consumer	31	41	-
Total	$8,734	$11,145	$-

With an allowance recorded:
Commercial and industrial	$409	$407	$199
Real estate – construction, land and land development
Acquisition, development, & construction	-	-	-
Other real estate - construction	-	-	-
Real estate – residential
Home equity lines	-	-	-
Other real estate - residential	106	106	53
Real estate – commercial
Owner occupied	222	222	32
Non-owner occupied	574	574	100
Consumer	13	14	14
Total	$1,324	$1,322	$398

Commercial and industrial	$444	$442	$199
Real estate – construction, land and land development
Acquisition, development, & construction	73	1,988	-
Other real estate - construction	1,315	1,611	-
Real estate – residential
Home equity lines	104	104	-
Other real estate - residential	1,503	1,666	53
Real estate – commercial
Owner occupied	6,001	6,028	32
Non-owner occupied	574	574	100
Consumer	44	54	14
Total	$10,058	$12,467	$398

For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

Note 3 – Loans (continued)

Impaired Loans
As of December 31, 2011
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

Note 3 – Loans (continued)

Impaired Loans
For the Three Months Ended September 30, 2012 and 2011
(in thousands)

	September 30, 2012		September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial and industrial	$35	$-	$826	$9
Real estate – construction, land and land development
Acquisition, development, & construction	60	-	970	28
Other real estate - construction	1,240	26	7,790	28
Real estate – residential
Home equity lines	105	1	105	1
Other real estate - residential	1,402	14	1,664	15
Real estate – commercial
Owner occupied	5,805	62	6,095	97
Non-owner occupied	-	-	1,540	18
Consumer	32	-	37	-
Total	$8,679	$103	$19,027	$196

With an allowance recorded:
Commercial and industrial	$477	$7	$38	$-
Real estate – construction, land and land development
Acquisition, development, & construction	-	-	-	-
Other real estate - construction	-	-	302	1
Real estate – residential
Home equity lines	-	-	-	-
Other real estate - residential	106	1	207	3
Real estate – commercial
Owner occupied	224	3	-	-
Non-owner occupied	578	9	2,681	8
Consumer	14	-	59	1
Total	$1,399	$20	$3,287	$13

Commercial and industrial	$512	$7	$864	$9
Real estate – construction, land and land development
Acquisition, development, & construction	60	-	970	28
Other real estate - construction	1,240	26	8,092	29
Real estate – residential
Home equity lines	105	1	105	1
Other real estate - residential	1,508	15	1,871	18
Real estate – commercial
Owner occupied	6,029	65	6,095	97
Non-owner occupied	578	9	4,221	26
Consumer	46	-	96	1
Total	$10,078	$123	$22,314	$209

Note 3 – Loans (continued)

Impaired Loans
For the Nine Months Ended September 30, 2012 and 2011
(in thousands)

	September 30, 2012		September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial and industrial	$38	$-	$824	$31
Real estate – construction, land and land development
Acquisition, development, & construction	100	-	1,179	6
Other real estate - construction	1,164	43	7,941	190
Real estate – residential
Home equity lines	113	3	90	2
Other real estate - residential	1,455	51	2,171	62
Real estate – commercial
Owner occupied	5,993	194	6,153	269
Non-owner occupied	-	-	1,379	56
Consumer	33	-	39	1
Total	$8,896	$291	$19,776	$617

With an allowance recorded:
Commercial and industrial	$602	$28	$40	$2
Real estate – construction, land and land development
Acquisition, development, & construction	-	-	-	-
Other real estate - construction	-	-	305	5
Real estate – residential
Home equity lines	-	-	11	1
Other real estate - residential	106	5	182	10
Real estate – commercial
Owner occupied	226	12	-	-
Non-owner occupied	586	28	2,712	73
Consumer	15	-	63	1
Total	$1,535	$73	$3,313	$92

Commercial and industrial	$640	$28	$864	$33
Real estate – construction, land and land development
Acquisition, development, & construction	100	-	1,179	6
Other real estate - construction	1,164	43	8,246	195
Real estate – residential
Home equity lines	113	3	101	3
Other real estate - residential	1,561	56	2,353	72
Real estate – commercial
Owner occupied	6,219	206	6,153	269
Non-owner occupied	586	28	4,091	129
Consumer	48	-	102	2
Total	$10,431	$364	$23,089	$709

Note 3 – Loans (continued)

The following tables present a summary of current, past due and nonaccrual loans as of September 30, 2012 and December 31, 2011 by loan class:

Analysis of Current, Past Due and Nonaccrual Loans
As of September 30, 2012
(in thousands)

	Accruing
	30-89 Days Past Due	Past Due 90 Days or More	Nonaccrual	Total Past Due and Nonaccrual	Current and not Past Due or Nonaccrual	Total Loans Receivable
Commercial and industrial	$208	$-	$111	$319	$17,282	$17,601
Real estate – construction, land and land development
Acquisition, development & Construction	-	-	73	73	14,527	14,600
Other real estate - construction	800	-	251	1,051	45,812	46,863
Real estate – residential
Home equity lines	213	-	146	359	19,962	20,321
Other real estate – residential	1,195	9	822	2,026	31,864	33,890
Real estate – commercial
Owner occupied	409	-	1,106	1,515	56,265	57,780
Non-owner occupied	54	-	-	54	77,418	77,472
Consumer	30	-	44	74	3,970	4,044
Total	$2,909	$9	$2,553	$5,471	$267,100	$272,571

The Bank’s total recorded investment in accruing loans past due 90 days or more, which includes accrued interest, was $9,000 as of September 30, 2012.

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

Rate Modification - A modification in which the interest rate is changed below current market rate.

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

The following tables present the Bank’s loans classified as troubled debt restructurings by loan class as of September 30, 2012 and December 31, 2011:

As of September 30, 2012
(dollars in thousands)

	Total Number of Contracts	Accrual	Nonaccrual	Total Restructurings
Commercial and industrial	1	$301	$-	$301
Real estate – construction, land and land development
Acquisition, development & construction	1	-	73	73
Other real estate – construction	1	-	180	180
Real estate – residential
Home equity lines	1	67	-	67
Other real estate – residential	8	898	-	898
Real estate – commercial
Owner occupied	9	4,890	673	5,563
Non-owner occupied	-	-	-	-
Consumer	-	-	-	-
Total	21	$6,156	$926	$7,082

Note 3 – Loans (continued)

As of December 31, 2011
(dollars in thousands)

	Total Number of Contracts	Accrual	Nonaccrual	Total Restructurings
Commercial and industrial	1	$649	$-	$649
Real estate – construction, land and land development
Acquisition, development & construction	2	-	730	730
Other real estate – construction	1	-	262	262
Real estate – residential
Home equity lines	-	-	-	-
Other real estate – residential	4	462	-	462
Real estate – commercial
Owner occupied	10	6,027	-	6,027
Non-owner occupied	2	1,081	559	1,640
Consumer	-	-	-	-
Total	20	$8,219	$1,551	$9,770

At September 30, 2012, there were no commitments to advance additional funds outstanding on troubled debt restructurings.  At December 31, 2011, commitments to advance additional funds outstanding on troubled debt restructurings totaled $105,040.

For the three months ended September 30, 2012, there were two newly restructured loans that occurred which totaled $82,000 compared to four newly restructured loans which totaled $986,000 for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, there were five newly restructured loans that occurred which totaled $520,000 compared to eight newly restructured loans which totaled $2,669,000 for the nine months ended September 30, 2011.

Loans receivable modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, for the three and nine months ended September 30, 2012 and 2011, was $180,000 and $340,000, respectively.

Note 4 – Stock-Based Compensation

The Company follows the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation,” to account for compensation costs under its stock option and incentive plans. The provisions of ASC 718 resulted in expense in the first nine months of 2012 and 2011 of $80,733, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.

In the first nine months of 2012, the Company granted restricted stock awards for 15,988 shares of common stock.  These awards vest fully at the end of three years.  The grants resulted in expense for the first nine months of 2012 of $24,198.

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

Note 5 – Earnings Per Share (continued)

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	For the Three Months Ended September 30, 2012
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income available to common stockholders	$2,242	3,618,330	$0.62
Effect of stock options outstanding		-	-
Diluted EPS
Net income available to common stockholders	$2,242	3,618,330	$0.62

	For the Three Months Ended September 30, 2011
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income available to common stockholders	$789	3,563,808	$0.22
Effect of stock options outstanding		-	-
Diluted EPS
Net income available to common stockholders	$789	3,563,808	$0.22

	For the Nine Months Ended September 30, 2012
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income available to common stockholders	$5,229	3,617,426	$1.45
Effect of stock options outstanding		-	-
Diluted EPS
Net income available to common stockholders	$5,229	3,617,426	$1.45

	For the Nine Months Ended September 30, 2011
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income available to common stockholders	$3,161	3,553,549	$0.89
Effect of stock options outstanding		-	-
Diluted EPS
Net income available to common stockholders	$3,161	3,553,549	$0.89

Note 5 – Earnings Per Share (continued)

For the three months ended September 30, 2012 and 2011, there were 130,042 and 175,182 options, respectively, that were antidilutive for the quarter.   For the nine months ended September 30, 2012 and 2011, there were 145,542 options that were antidilutive for both periods.

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

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  At September 30, 2012, the Company’s Level 1 assets included SBA loan pool securities.

Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities.  The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets.  At September 30, 2012, the Company’s Level 2 assets included U.S. Government agency obligations, state and municipal bonds, mortgage-backed securities, and mortgage loans held for sale.

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

Following is a description of valuation methodologies used for determining fair value for assets and liabilities:

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions.  Periodically, management compares the fair values obtained through its pricing provider with another independent party to determine reliability.  Management completed such a comparison during the second quarter of 2012 and noted differences were clearly immaterial.  At September 30, 2012, the Company classified $20.7 million and $86.7 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 1 and Level 2, respectively.  At December 31, 2011, the Company classified $21.1 million and $79.2 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 1 and Level 2, respectively.

Note 6 – Fair Value Measurement (continued)

Interest Rate Lock Commitments
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  At September 30, 2012, the interest rate lock commitments with a positive fair value totaled $505,000 and were recorded as an other asset. The interest rate lock commitments with a negative fair value at September 30, 2012 totaled $88,000 and were recorded as an other liability.

Commitments to Sell
The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  At September 30, 2012, the interest rate lock commitments with a positive fair value totaled $88,000 and were recorded as an other asset. The interest rate lock commitments with a negative fair value at September 30, 2012 totaled $505,000 and were recorded as an other liability.

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans with respect to which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once an individual loan is identified as impaired, management measures the impairment in accordance with ASC 310-10-35, “Receivables-Subsequent Measurements.”  The fair value of impaired loans is estimated primarily using the collateral value.  However, in some cases other methods are used, such as market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans with respect to which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral less estimated selling costs.  In accordance with ASC 820-10, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Most fair values of the collateral are based on an observable market price or a current appraised value by a third party appraiser, tax valuation, or broker price opinion; however, in some cases an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price.

As such, the Company records these collateral dependent impaired loans at fair value as nonrecurring Level 3.  Collateral dependent impaired loans recorded at fair value totaled $2.4 million and $5.2 million at September 30, 2012 and December 31, 2011, respectively.  Specific loan loss allowances for these impaired loans totaled $398,000 and $395,000 at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012 and December 31, 2011, $2.0 million and $4.8 million of impaired loans, net of allowance for loan losses, were classified as Level 3, respectively.

Loans Held for Sale
Loans held for sale are carried at fair value, as determined by outstanding commitments, from third party investors (Level 2).

Note 6 – Fair Value Measurement (continued)

Other Real Estate Owned
Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value less estimated selling costs.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  Most fair values of the collateral are based on an observable market price or a current appraised value; however, in some cases an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price.  Management may apply discount adjustments to the appraised value for estimated selling costs, information from comparable sales, and marketability of the property.  As such, the Company records other real estate owned with subsequent write downs after transfer as nonrecurring Level 3.  Other real estate owned that has had subsequent write-downs after transfer from loans to other real estate totaled $1.1 million and $1.0 million at September 30, 2012 and December 31, 2011, respectively.

The tables below present information about assets and liabilities which are measured at fair value on a recurring basis (dollars in thousands):

		Fair Value Measurements at September 30, 2012, Using,
Description	Assets/ Liabilities Measured at Fair Value 9/30/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

U.S. Government and agency	$29,148	$20,685	$8,463	$-
Mortgage-backed	56,301	-	56,301	-
Corporate bonds	2,116	-	2,116	-
State and municipal	19,855	-	19,855	-
Total available-for- sale securities	107,420	20,685	86,735	-

Loans held for sale	56,273	-	56,273	-
Other assets(1)	594	-	594	-
Other liabilities(1)	1,625	-	1,625	-
(1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

Note 6 – Fair Value Measurement (continued)

		Fair Value Measurements at December 31, 2011, Using,
Description	Assets Measured at Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

U.S. Government and agency	$31,069	$21,121	$9,948	$-
Mortgage-backed	54,351	-	54,351	-
State and municipal	14,863	-	14,863	-
Total available-for- sale securities	$100,283	$21,121	$79,162	$-

There were no transfers between Level 1, Level 2 or Level 3 during the first nine months of 2012 or 2011.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2012, Using,
Description	Assets Measured at Fair Value 9/30/12	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans, net of allowance:
Commercial and industrial	$208	$-	$-	$208
Real estate – construction	702	-	-	702
Real estate – residential	250	-	-	250
Real estate - commercial	848	-	-	848
Consumer	19	-	-	19
Total impaired loans, net of allowance	$2,027	$-	$-	$2,027

Other real estate owned:
Unimproved land	$649	$-	$-	$649
Real estate - residential	-	-	-	-
Real estate – commercial	499	-	-	499
Total other real estateowned	$1,148	$-	$-	$1,148

Note 6 – Fair Value Measurement (continued)

		Fair Value Measurements at December 31, 2011, Using,
Description	Assets/ Liabilities Measured at Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans, net of allowance:
Commercial and industrial	$12	$-	$-	$12
Real estate – construction	3,288	-	-	3,288
Real estate – residential	237	-	-	237
Real estate - commercial	1,251	-	-	1,251
Consumer	28	-	-	28
Total impaired loans, net of allowance	$4,816	$-	$-	$4,816

Other real estate owned:
Unimproved land	$963	$-	$-	$963
Real estate - residential	20	-	-	20
Real estate – commercial	55	-	-	55
Total other real estate owned	$1,038	$-	$-	$1,038

The following table represents changes in nonrecurring fair value recorded during the nine months ended September 30, 2012 (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Impaired Loans	Other Real Estate Owned	Total
Balance at December 31, 2011	$4,816	$1,038	$5,854
Gains included in earnings	-	16	16
Net reductions	(1,320)	(830)	(2,150)
Transfers into (out of) of Level 3	-	409	409
Balance at June 30, 2012	$3,496	$633	$4,129
Gains included in earnings	-	-	-
Net reductions	(1,469)	(459)	(1,928)
Transfers into (out of) of Level 3	-	974	974
Balance at September 30, 2012	$2,027	$1,148	$3,175

Net reductions in other real estate owned included $1,165,000 in sales and $124,000 in write downs.

Note 6 – Fair Value Measurement (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012 for collateral dependent impaired loans and other real estate owned:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans:
Commercial and industrial	$208	Sales comparison	Management and appraiser adjustment for difference between comparable sales	23.00%	-	100.00%	(23.41)
Real estate – construction	702	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	-	35.77%	(5.73%)
Real estate – residential	250	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	-	100.00%	(7.26%)
Real estate - commercial	848	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	-	17.00%	(5.25%)
		Income approach	Capitalization rate		9.50%		(9.50%)
Consumer	19	NADA or other third party valuation of underlying collateral	Management adjustment for comparable sales		20.00%		(20.00%)
Total	$2,027
Other real estate owned:
Unimproved land	$649	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	-	0.53%	(0.13%)
Real estate - residential	-	Sales comparison	Management and appraiser adjustment for difference between comparable sales		-
Real estate – commercial	499	Sales comparison	Management and appraiser adjustment for difference between comparable sales	29.92%	-	84.00%	(30.41%)
		Income approach	Capitalization rate		10.00%		(10.00%)
Total	$1,148

Note 6 – Fair Value Measurement (continued)

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

Loans held for sale – Loans held for sale are carried at fair value, as determined by outstanding commitments from third party investors.   Loans held for sale are classified as Level 2.

Federal Home Loan Bank stock - The fair value of Federal Home Loan Bank (“FHLB”) stock is not practicable since no ready market exists for the stock.

Deposits - The fair value of time deposits is estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities and is classified as Level 2.  The carrying value of other deposits approximates the fair value and they are classified as Level 1.

Repurchase agreements - The carrying value of repurchase agreements approximates fair value due to their short-term nature and they are classified as Level 1.

Other borrowings - Fair value approximates the carrying value of other borrowings due to their short-term nature and they are classified as Level 1.

Long-term debt - The fair value of long-term debt is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available for debt of similar remaining maturities and collateral terms, resulting in a Level 2 classification.

Note 6 – Fair Value Measurement (continued)

The carrying amount and estimated fair values of the Bank’s financial instruments at September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$50,109	$50,109	$-	$-	$50,109
Securities available-for-sale	107,420	20,685	86,735		107,420
Loans, net of allowance	265,949	-	-	272,496	272,496
Loans held for sale	56,273	-	56,273	-	56,273
Federal Home Loan Bank stock	1,865	N/A	N/A	N/A	N/A
Other assets(1)	594	-	594	-	594

Financial liabilities:
Time deposits	$174,094	$-	$174,797	$-	$174,797
Other deposits	251,148	251,148	-	-	251,148
Repurchase agreements	3,360	3,360	-	-	3,306
FHLB short-term debt	25,000	-	25,390	-	25,390
Other liabilities(1)	1,625	-	1,625	-	1,625
(1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

	Fair Value Measurements at December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$34,902	$34,902
Securities available-for-sale	100,283	100,283
Loans, net of allowance	278,810	281,533
Loans held for sale	45,227	45,227
Federal Home Loan Bank Stock	2,070	N/A
Financial liabilities:
Time deposits	$197,823	$199,461
Other deposits	213,572	213,572
Repurchase agreements	3,565	3,565
Long-term debt	25,000	25,972

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments to the FASB Accounting Standards Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.  The amendment did not have a material effect on the consolidated financial statements of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies, but not specifically addressed in this report, are not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

Note 8 – Initial adoption of fair value option, ASC 825-10 – Financial Instruments

ASC 825-10 provides a measurement basis election for most financial instruments (i.e., either historical cost or fair value), allowing the Company to mitigate potential mismatches that arise under the current mixed measurement attribute model.  ASC 825-10 allows the Company to offset changes in the fair values of derivative instruments and the related hedged item by selecting the fair value option for the hedged item.  ASC 825-10 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date.  ASC 825-10 also establishes presentation and disclosure requirements.  The Company adopted the fair value option for mortgage loans held for sale that were originated after July 1, 2012.  Before adoption, the loans held for sale were carried at the lower of cost or fair value.  There were no loans past due greater than ninety days.  The effect on the financial statements is presented below:

	September 30, 2012
	Aggregate Value	Gain	Fair Value

Loans held for sale	$55,276,000	$997,000	$56,273,000

The gain has been included in the gain on sale of loans held for sale in non-interest  income.

Note 9 – Commitments and Contingencies

The Bank uses the same credit policies for off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in making loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property. At September 30, 2012, the Bank had outstanding loan commitments approximating $48.7 million, an increase of $1.8 million (3.8%) from $46.9 million at December 31, 2011.

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers.  The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $1.0 million and $5.3 million as of September 30, 2012 and December 31, 2011, respectively.

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

Note 9 – Commitments and Contingencies (continued)

In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor.  In the fourth quarter of 2011, the Company established a recourse liability for mortgage loans sold for losses of this type.  The Bank incurred losses of $167,000 and realized recoveries of $195,000 for a net recovery of $28,000 for the nine months ended September 30, 2012.  As of September 30, 2012, the recourse liability for mortgage loans sold had a balance of $647,000.  The following table demonstrates the activity for the nine months ended September 30, 2012:

Recourse Liability for Mortgage Loans Sold Activity
(in thousands)

September 30, 2012

Balance 01/01/2012	$245
Provision	374
Losses	(167)
Recoveries	195
Balance 09/30/2012	$647

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

Note 10 – Cash Dividends

On July 23, 2012, the Company declared a cash dividend of $0.04 per share to all shareholders of record as of August 7, 2012.  The dividend was paid on August 14, 2012.

On October 22, 2012, the Company declared a cash dividend of $0.04 per share to all shareholders of record as of November 6, 2012.  The dividend is payable on November 13, 2012.

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

Results of Operations

Overview

The Company’s net income was $2,242,000 for the quarter ended September 30, 2012, compared to $789,000 for the third quarter of 2011, an increase of 184.2%.  The Company’s net income was $5,229,000 for the nine months ended September 30, 2012, compared to net income of $3,161,000 for the nine months ended September 30, 2011, an increase of 65%.  The increase in net income for both the quarter and year to date was primarily due to a decrease in the loan loss provision and an increase in gain on mortgage loans sold.  Basic and diluted earnings per share were $0.62 for the quarter ended September 30, 2012, compared to basic and diluted earnings per share of $0.22 for the quarter ended September 30, 2011.  Basic and diluted earnings per share were $1.45 and $0.89 for the nine months ended September 30, 2012 and 2011, respectively.

The Company’s return on average assets on an annualized basis was 1.79% for the quarter ended September 30, 2012, compared to 0.62% for the quarter ended September 30, 2011.  The Company’s return on average equity on an annualized basis for the quarter ended September 30, 2012 was 16.07% compared to 6.34% for the quarter ended September 30, 2011.  The Company’s return on average assets on an annualized basis was 1.41% for the nine months ended September 30, 2012, compared to 0.84% for the nine months ended September 30, 2011.  The Company’s return on average equity on an annualized basis for the nine months ended September 30, 2012 was 13.29% compared to 8.83% for the nine months ended September 30, 2011.

Interest Income

Interest income for the three months ended September 30, 2012 and 2011 was $5,200,000 and $5,489,000, respectively, which was a decrease of $289,000 (5.3%).  Interest income for the nine months ended September 30, 2012 and 2011 was $15,682,000, and $16,944,000, respectively, which was a decrease of $1,262,000 (7.4%).  The decrease in interest income for the quarter and nine month period resulted from lower yields on both loans and securities.  The lower yields were the result of repricing of securities and the addition of loans with slightly lower rates.  The Bank also experienced a decrease in loans, which resulted in an overall decline in interest-earning assets as well as an increase in liquidity, mostly held as cash or lower yielding securities.  Loans, including loans held for sale, were $328,779,000 at September 30, 2012 compared to $330,841,000 at December 31, 2011 and $328,916,000 at September 30, 2011.  The overall yield on earning assets decreased from 4.63% to 4.49% from the third quarter of 2011 to the third quarter of 2012.  The overall yield on earning assets decreased from 4.74% to 4.56% from the first nine months of 2011 to the first nine months of 2012.  Interest income and fees on loans for the three months ended September 30, 2012 and 2011was $4,579,000 and $4,782,000, respectively, which was a decrease of $203,000 (4.2%).  Interest income and fees on loans for the nine months ended September 30, 2012 was $13,754,000, a decrease of $1,084,000 (7.3%) from $14,838,000 for the nine months ended September 30, 2011.

Interest Expense

Interest expense for the three months ended September 30, 2012 and 2011 was $945,000 and $1,352,000, respectively, which was a decrease of $407,000 (30.1%).  Interest expense for the nine months ended September 30, 2012 and 2011 was $3,033,000 and $4,538,000, respectively, which was a decrease of $1,505,000 (33.2%).  The Company has experienced a decline in interest expense primarily due to the continued drop in interest rates paid on deposits, as well as a shift in the mix of interest-bearing deposits from higher cost time deposits to lower cost accounts such as NOW and money market accounts.  The Company’s cost of interest-bearing liabilities has declined from 1.35% for the third quarter of 2011 to 1.00% for the third quarter of 2012.  The Company’s cost of interest-bearing liabilities has declined from 1.50% for the first nine months of 2011 to 1.06% for the first nine months of 2012.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $4,255,000 and $4,137,000 for the three months ended September 30, 2012 and 2011, respectively, which was an increase of $118,000 (2.9%).  Net interest income was $12,649,000 and $12,406,000 for the nine months ended September 30, 2012 and 2011, respectively, which was an increase of $243,000 (2.0%).  The increase in year to date net interest income was primarily the result of the lower cost and volume of interest-bearing deposits, partially offset by the decline in interest income due to a decline in loans and increased liquidity.  Interest-earning assets were $472,310,000 at September 30, 2012 compared to $468,836,000 at September 30, 2011, an increase of $3,474,000 (0.7%).  Loans, including loans held for sale, are the highest yielding component of interest-earning assets.  Total loans, including loans held for sale, were $328,779,000 at September 30, 2012 compared to $328,916,000 at September 30, 2011, a decrease of $137,000.  Mortgage loans held for sale totaled $56,273,000 and $27,872,000 at September 30, 2012 and 2011, respectively.  Securities available-for-sale were $107,420,000 at September 30, 2012, compared to $106,217,000 at September 30, 2011, an increase of $1,203,000 (1.1%).  Interest bearing deposits with banks totaled $37,108,000 and $33,703,000 at September 30, 2012 and 2011, respectively.  Interest-bearing customer deposits were $346,142,000 at September 30, 2012 compared to $364,559,000 at September 30, 2011, a decrease of $18,417,000 (5.1%).  Noninterest-bearing customer deposits were $79,100,000 at September 30, 2012 compared to $69,283,000 at September 30, 2011, an increase of $9,817,000 (14.2%).

Provision for Loan Losses

The Bank recorded a negative provision for loan losses of $729,000 for the three months ended September 30, 2012 compared to a provision expense of $656,000 for the three months ended September 30, 2011, a decrease of $1,385,000 (211.1%).  The Bank recorded a negative provision for loan losses of $299,000 for the nine months ended September 30, 2012 compared to a provision expense of $1,207,000 for the nine months ended September 30, 2011, a decrease of $1,506,000 (124.8%).  The credit provision and decrease from 2011 is the result of management’s detailed review of the Bank’s loan portfolio, the level of the Bank’s non-performing loans,  net recoveries for the period and loan delinquencies.  The Bank’s specific reserve was $398,000 at September 30, 2012 compared to $683,000 at September 30, 2011, a decrease of $285,000 (41.7%).  Non-performing loans to total loans, excluding loans held for sale, was 0.93% at September 30, 2012 compared to 2.71% at December 31, 2011 and 3.78% at September 30, 2011.

As shown in the Asset Quality section below, the Bank has experienced a decrease of $5,181,000 in non-accrual loans during the first nine months of 2012 and non-accrual loans have decreased $8,822,000 since September 30, 2011. During the second quarter of 2011, the Bank classified as impaired one large relationship consisting of 10 loans totaling $8.8 million.  Each loan that the Bank deems impaired is subject to an analysis consisting of evaluation of the underlying collateral and/or expectation of future cash flows to determine impairment and, if necessary, a specific allowance for loan losses reserve is established.  The Bank completed an analysis of this relationship and underlying collateral and a specific reserve was established. As of September 30, 2012, the Bank had taken possession of all properties related to the above loan relationship and transferred them to OREO.  At September 30, 2012, $5.0 million of OREO was related to this relationship.  The ratio of the allowance for loan losses to total loans, excluding loans held for sale, increased slightly to 2.41% at September 30, 2012 from 2.38% at December 31, 2011, but decreased when compared to 2.55% at September 30, 2011.  Total non-performing loans decreased from $11.4 million at September 30, 2011 to $2.6 million at September 30, 2012.  The Bank experienced a net recovery of $53,000 for the first nine months of 2012 compared to net charge- offs of $731,000 for the first nine months of 2011, resulting in annualized charge-off ratios of -0.03% and 0.59%, respectively.  Although the Bank’s annualized charge-off ratios have declined, the improved performance of the Bank’s loan portfolio over the past three quarters is not necessarily indicative of future performance.  Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-interest Income

Non-interest income for the three months ended September 30, 2012 and 2011 was $4,835,000 and $2,886,000, respectively, which was an increase of $1,949,000 (67.5%).  Service charges on deposit accounts were $380,000 and $387,000 for the three months ended September 30, 2012 and 2011, respectively,  a slight decrease of $7,000 (1.8%).  Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $3,929,000 and $2,160,000 for the three months ended September 30, 2012,  an increase of $1,769,000 (81.9%).  The increase in gain on sale of mortgage loans was due to an increase in volume, pricing in the secondary market, and an increase in fair value.  Please see Note 8 to the consolidated financial statements for further discussion of the adoption of fair value.   Loans sold in the secondary market for the third quarter of 2012 were $118,142,000 compared to $95,847,000 for the third quarter of 2011.  Substantially all loans originated by the division are sold in the secondary market with servicing rights released.  Other income was $516,000 and $339,000 for the three months ended September 30, 2012 and 2011, respectively.  The increase of  $177,000 (52.2%) is due to rental income received on foreclosed properties transferred to OREO.

Non-interest income for the nine months ended September 30, 2012 and 2011 was $11,240,000 and $8,143,000, respectively,  an increase of $3,097,000 (38.0%).  Service charges on deposit accounts were $1,114,000 and $1,122,000 for the nine months ended September 30, 2012 and 2011, respectively,  a slight decrease of $8,000 (0.7%).  Gain on sale of mortgage loans originated and sold by the Bank’s mortgage division was $8,724,000 and $6,022,000 for the nine months ended September 30, 2012 and 2011, respectively,  an increase of $2,702,000 (44.9%).  The increase in gain on sale of mortgage loans was due to an increase in volume from $272,000,000 for the nine months ended September 30, 2011 to $319,000,000 for the nine months ended September 30, 2012, an increase in pricing in the secondary market, and an increase in fair value.  Please see Note 8 to the consolidated financial statements for further discussion. Other income was $1,391,000 and $1,023,000 for the nine months ended September 30, 2012 and 2011, respectively,  an increase of $368,000 (36.0%).  For the nine months ended September 30, 2012, other income included $502,000 in rental income from OREO compared to $11,000 for the nine months ended September 30, 2011.  In 2011, the Company recorded a $38,000 impairment on an available for sale security included in other income.

Non-interest Expense

Non-interest expense for the three months ended September 30, 2012 and 2011 was $6,507,000 and $5,252,000, respectively, which was an increase of $1,255,000 (23.9%).  Salary and employee benefit costs were $3,449,000 for the three months ended September 30, 2012, an increase of $496,000 (16.8%) from $2,953,000 for the three months ended September 30, 2011.  This increase was primarily due to an increase in the commissions paid for mortgage loans sold, which is directly correlated to the gain on sale increase. Occupancy expense remained flat at $391,000 and $392,000 for the three months ended September 30, 2012 and 2011, respectively.  OREO expense was $918,000 and $447,000 for the three months ended September 30, 2012 and 2011, respectively, which was an increase of $471,000 (105.4%).  OREO increased $1,396,000 (24.2%) from $5,762,000 at September 30, 2011 to $7,158,000 at September 30, 2012.  The increase in OREO expense is primarily due to the expenses associated with the large credit relationship discussed in Note 3 to the consolidated financial statements.  Other non-interest expense for the three months ended September 30, 2012 increased by $289,000 (19.8%) to $1,749,000 from $1,460,000 for the three months ended September 30, 2011.  The increase in other non-interest expense was primarily due to a $392,000 prepayment penalty for the early payoff of two FHLB advances.  This was offset by a $180,000 decrease in the provision for losses on mortgage loans sold.  Provision expense for losses on mortgage loans sold for the three months ended September 30, 2012 and 2011 were $125,000 and $305,000, respectively.  During 2011, the Bank experienced a $305,000 loss on a mortgage loan that was previously sold.  Other notable changes included an increase in data processing expense of $40,000 (19.3%) from $207,000 for the three months ended September 30, 2011 to $247,000 for the three months ended September 30, 2012.  FDIC deposit insurance also increased $61,000 (156.4%) from $39,000 for the three months ended September 30, 2011 to $100,000 for the three months ended September 30, 2012 based on changes in total assets.

Non-interest expense for the nine months ended September 30, 2012 and 2011 was $16,538,000 and $14,773,000, respectively, which was an increase of $1,765,000 (11.9%).  Salary and employee benefit costs were $9,351,000 and $8,894,000 for the nine months ended September 30, 2012 and 2011, respectively.  This increase of $457,000 (5.1%) was primarily due to an increase in the commissions paid for mortgage loans sold, which is directly correlated to the gain on sale increase.  Occupancy expense again remained flat at $1,168,000 and $1,162,000 for the nine months ended September 30, 2012 and 2011, respectively.  OREO expense was $1,409,000 and $719,000 for the nine months ended September 30, 2012 and 2011, respectively.  As noted above, this increase is primarily due to the expenses associated with the large credit relationship discussed in Note 3 to the consolidated financial statements.  Other non-interest expense for the nine months ended September 30, 2012 increased by $612,000 (15.3%) to $4,610,000 from $3,998,000 for the nine months ended September 30, 2011.  As previously discussed, part of this increase is due to the $392,000 prepayment penalty for the early payoff of two FHLB advances which occurred during the third quarter of 2012.  Legal expense increased $88,000 (46.8%) from $188,000 for the nine months ended September 30, 2011 to $276,000 for the nine months ended September 30, 2012.  The increase in legal expense was also a result of the large credit relationship which has transferred into OREO.  Provision expense for losses on the mortgage loans sold totaled $374,000 and $305,000 for the nine months ended September 30, 2012 and 2011, respectively.  Data processing expense increased $100,000 (15.8%) from $627,000 for the nine months ended September 30, 2011 to $727,000 for the nine months ended September 30, 2012.  FDIC deposit insurance decreased $81,000 (20.5%) from $395,000 for the nine months ended September 30, 2011 to $314,000 for the nine months ended September 30, 2012.

Income Taxes

The Company recorded income tax expense of $1,070,000 and $326,000 for the three months ended September 30, 2012 and 2011, respectively.  The increase in 2012 resulted from the increase in net income before taxes.  The effective tax rate was 32.3% and 29.2% for the three months ended September 30, 2012 and 2011, respectively.  The income tax expense for the nine months ended September 30, 2012 and 2011 was $2,421,000 and $1,408,000, respectively.  The effective tax rate was 31.6% and 30.8% for the nine months ended September 30, 2012 and 2011, respectively.

Financial Condition

Overview

Total consolidated assets at September 30, 2012 were $515,815,000, an increase of $22,563,000 (4.6%) from December 31, 2011 total consolidated assets of $493,252,000.  This increase is primarily due to increased cash and due from banks, securities available-for-sale and loans held for sale.  This is partially offset by a decline in the loan portfolio.  At September 30, 2012, gross loans, including loans held for sale, represented 69.4% of interest-earning assets compared to 72.4% at December 31, 2011. Gross loans were $272,506,000 at September 30, 2012, a decrease of $13,108,000 (4.6%) from $285,614,000 at December 31, 2011.  Investments in securities at September 30, 2012 were $107,420,000, an increase of $7,137,000 (7.1%) from $100,283,000 at December 31, 2011.  Cash and due from banks totaled $50,109,000 at September 30, 2012, and $34,902,000 at December 31, 2011, an increase of $15,207,000 (43.6%).  Cash and due from banks at September 30, 2012 and December 31, 2011 included $35,225,000 and $23,875,000, respectively, of interest-bearing balances with the Federal Reserve Bank, at a minimal interest rate, that were included in interest-earning assets.  Total deposits at September 30, 2012 were $425,242,000, an increase of $13,847,000 (3.4%) from the December 31, 2011 balance of $411,395,000.  Interest-bearing customer deposits at September 30, 2012 were $346,142,000, a decrease of $12,518,000 (3.5%) from the December 31, 2011 balance of $358,660,000. The decrease is the result of a decrease in time deposits, partially offset by an increase in NOW and money market accounts.  Non-interest bearing deposits increased $26,365,000 from $52,735,000 at December 31, 2011 to $79,100,000 at September 30, 2012.  The Bank paid off two lines of credit balances with the Federal Home Loan Bank totaling $25,000,000 during the third quarter 2012 through a short-term borrowing at the Federal Home Loan Bank.  The Bank’s repurchase agreements totaled $3,360,000 at September 30, 2012, a decrease of $205,000 (5.8%) from the December 31, 2011 balance of $3,565,000.

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

Non-performing assets were $9,711,000 at September 30, 2012, compared to $14,724,000 at December 31, 2011 and $17,137,000 at September 30, 2011.  The composition of non-performing assets for each date is shown in the table below.

	September 30, 2012	December 31, 2011	September 30, 2011

Non-accrual loans	$2,553	$7,734	$11,375
Other real estate owned	7,158	6,990	5,762

Total non-performing assets	$9,711	$14,724	$17,137

The Bank’s non-accrual loans decreased $5,181,000 (67.0%) during the first nine months of 2012.  This decline is due to various factors, including chargeoffs and transfers to OREO as well as paydowns and movement to accrual status.  The Bank’s OREO increased $168,000 (2.4%) during that same period.  Since September 30, 2011, non-accrual loans have decreased $8,822,000 (77.6%) and OREO has increased $1,396,000 (24.2%).  As stated above, the level of non-accrual loans at September 30, 2011 was primarily due to the downgrade of one large credit relationship totaling $8.8 million in the second quarter of 2011.  As of September 30, 2012, the Bank had taken possession of all properties related to this relationship and transferred them to OREO.  The ratio of non-performing assets to total loans and OREO, excluding loans held for sale, was 3.47% at September 30, 2012, 5.03% at December 31, 2011, and 5.59% at September 30, 2011.  The continued reduction and disposition of non-performing assets is a management priority.

Troubled Debt Restructurings

As of September 30, 2012, the Bank had 21 loans totaling $7,082,000 classified as “troubled debt restructurings” as defined in ASC 310-40.  As of December 31, 2011, the Bank had 20 loans totaling $9,770,000 classified as troubled debt restructurings.  Included in the troubled debt restructurings were $926,000 and $1.5 million also on nonaccrual as of September 30, 2012 and December 31, 2011, respectively.  As of September 30, 2012, one loan totaling $180,000 classified as a troubled debt restructuring was in default.  As of September 30, 2011, one loan totaling $340,000 classified as a troubled debt restructuring was in default.

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

The Bank has restructured one loan using this structure totaling $1.1 million as of December 31, 2011.  In accordance with the above tests, this loan was no longer classified as a trouble debt restructuring at September 30, 2012.

Allowance for Loan Losses

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended September 30, 2012, management determined that the provision for loan losses should be a credit provision of $729,000, compared to a loan loss provision of $656,000 for the quarter ended September 30, 2011.  The decrease is primarily the result of a decrease in non-performing loans, which totaled $2.6 million at September 30, 2012 compared to $11.4 million at September 30, 2011.  The Bank also had a decrease in specific reserves from $683,000 at September 30, 2011 to $398,000 at September 30, 2012.  During the quarter ended September 30, 2012 there were net recoveries of $432,000 or (0.62%) of loans annualized, compared to net charge-offs of $731,000 or 0.94% of loans for the quarter ended September 30, 2011.  The provision for loan losses for the nine months ended September 30, 2012 was a credit provision of $299,000, compared to a loan loss provision of $1,207,000 for the same period in 2011.  During the nine months ended September 30, 2012 there were a net recoveries of $53,000 or (0.03%) of loans annualized, compared to net charge-offs of $1,390,000 or 0.59% of loans annualized for the nine months ended September 30, 2011.  Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at September 30, 2012 was 40.9% compared to 34.9% at December 31, 2011.

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

The table below reflects the Bank’s current regulatory capital ratios, including comparisons to December 31, 2011 and regulatory minimums:

	September 30, 2012	December 31, 2011	Minimum Regulatory Requirement
Total risk-based capital ratio	15.30%	13.37%	8.00%
Tier 1 risk-based capital ratio	14.04%	12.11%	4.00%
Tier 1 leverage ratio	10.52%	9.74%	4.00%

On June 28, 2012, the Company repurchased 40,000 shares from a former director at $8.25 per share.  These shares were retired and added back to the Company’s authorized and unissued shares.

On October 1, 2012, the Company repurchased 109,787 shares from a shareholder at $8.10 per share.  These shares were retired and added back to the Company’s authorized and unissued shares.

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

The following is an analysis of significant off-balance sheet financial instruments at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(in thousands)
Commitments to extend credit	$48,736	$46,923
Standby letters of credit	998	5,288
Total off-balance sheet financial instruments	$49,734	$52,211

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2012 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management has developed and implemented policies and procedures for reviewing disclosure controls and procedures and internal control over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2012 and, based on such evaluation, has concluded that these controls and procedures are effective.  Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

November 14, 2012	GEORGIA-CAROLINA BANCSHARES, INC. By: /s/ Remer Y. Brinson, III Remer Y. Brinson, III President and Chief Executive Officer (principal executive officer)

November 14, 2012	By: /s/ Thomas J. Flournoy Thomas J. Flournoy Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1^	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2^	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*^	XBRL Instance Document

Exhibit 101.SCH*^	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document

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