Form 10-K
period 2012-12-31
Georgia-Carolina Bancshares, Inc
filed 2013-03-20
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  YES  ☐  NO

Indicate by check mark whether the registrant has submitted electronically and has posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  YES ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-Accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  YES  ☒  NO
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (2,663,104 shares), on June 30, 2012 was $23,941,305 based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on June 30, 2012. For purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date. As of March 20, 2013, 3,555,283 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2013 Annual Meeting of Shareholders scheduled to be held on May 20, 2013 are incorporated herein by reference in response to Part III of this Report.

GEORGIA-CAROLINA BANCSHARES, INC.
2012 Form 10-K Annual Report

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

PART I

Item 1.            Business

General

Georgia-Carolina Bancshares, Inc. (the “Company” or “we,” “us,” “our”) is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, locally owned, state-chartered commercial bank which opened for business in 1989.  The Bank operates three branch offices in Augusta, Georgia, two branch offices in Martinez, Georgia and one branch office in Thomson, Georgia.  The Bank is constructing a new branch in Evans, Georgia, which is scheduled to open during the second quarter of 2013.  The Bank is also the parent company of Willhaven Holdings, LLC, which formerly held certain other real estate of the Bank.

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

In September 1999, the Bank established a mortgage division which operates as First Bank Mortgage (the “Mortgage Division”).  The Mortgage Division originates mortgage loans and offers a variety of other mortgage products.  As of December 31, 2012, First Bank Mortgage had locations in the Augusta and Savannah, Georgia markets.

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

Data Processing

In 2010 the Bank renewed its data processing servicing agreement through 2015 with Fidelity Information Services, under which the Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, remote deposit capture, central information file and ATM/Debit card processing, and internet banking services, including bill pay, cash management services, and mobile banking.  During 2012, the Bank contracted with Encompass to implement comprehensive mortgage origination and processing software for its Mortgage Division.  That implementation was substantially completed at the end of 2012.

Employees

At December 31, 2012, the Company and the Bank employed 151 persons on a full-time basis and 8 persons on a part-time basis, including 54 banking officers.

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

SUPERVISION AND REGULATION

The following discussion sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relative to the Company and the Bank.  The regulatory framework is intended primarily for the protection of depositors and the Deposit Insurance Fund (the “DIF”) and not for the protection of security holders and creditors.  To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions.

Recent Federal Legislation

Economic Stabilization Legislation.  In the wake of the 2008 financial crisis, the federal government enacted several laws and certain key federal regulatory agencies enacted various regulations and programs designed to stabilize the economy. The two principal pieces of legislation were the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009.  Under these laws and other authority, government agencies enacted the Troubled Asset Relief Program, Capital Purchase Program, Public-Private Investment Program, Temporary Liquidity Guarantee Program (“TLGP”) and other initiatives.  The Board of Directors of the Bank elected to participate only in the TLGP (which expired at the end of 2012), although the Bank may elect to participate in other programs in the future.

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

Certain of these provisions may have the consequence of increasing expenses and decreasing revenues of all community banking organizations.  Further, the environment in which community banking organizations will operate in the future, including legislative and regulatory changes affecting, among other things, their capital, liquidity, and supervision, may have long-term effects on the business model and profitability of community banking organizations, which effects cannot now be predicted.  The specific impact of the Dodd-Frank Act on the current and future financial performance of the Bank, will, in large part, depend on the terms of the required regulations and policies to be developed and implemented by the appropriate regulatory agencies.

The Dodd-Frank Act effected a number of statutory changes that, together with the regulations promulgated thereunder, impact community banks.  Certain of these changes are discussed below, as follows:

•
Assessment Base for Deposit Insurance.  The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the DIF, and increased the floor applicable to the size of the DIF, which may require an increase in the level of assessments for institutions such as the Bank.

•
Deposit Insurance Limits.  The Dodd-Frank Act made permanent the $250,000 limit on federal deposit insurance.  Further, the Dodd-Frank Act provided unlimited federal deposit insurance for noninterest-bearing transaction accounts (traditional, noninterest-bearing demand deposit (or checking) accounts) at all insured depository institutions until December 31, 2012.

•
Consumer Financial Protection Bureau.  The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.  The new Consumer Financial Protection Bureau (“CFPB”) has been created under the Federal Reserve Board and has rule-making, enforcement and investigative authority over consumer financial protection statutes.  Many new consumer protection regulations are expected to be promulgated over the next few years.  Many of those regulations will increase compliance costs for depository institutions or limit the fees they can charge.  Community banks may find it more difficult than larger institutions to absorb the increased compliance costs and reduction in income.  The new CFPB is specifically authorized to take action and promulgate rules to prohibit unfair, deceptive or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product.  Unfair and deceptive acts are already prohibited by the Federal Trade Commission Act and many state laws.  However, the Dodd-Frank Act provides minimal guidance as to what activities will be considered “abusive.”  This will likely be an area of significant consumer litigation in the future.  State attorneys general are specifically granted the authority to enforce the regulations promulgated by the CFPB against state-chartered banks, which will likely result in increased enforcement of the new consumer regulations.

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

•
Requirement for Mortgage Loans.  The Dodd-Frank Act created additional requirements for residential mortgage loans made by community banks and other mortgage lenders, including restrictions on prepayment penalties and yield-spread premiums, requirements for verification of a borrower’s ability to repay the mortgage loan, and other requirements and restrictions.  These provisions of the Dodd-Frank Act will likely increase the compliance and management costs of community banks associated with the origination of residential mortgage loans.

•
Interchange Fees.  The Dodd-Frank Act amended the Electronic Funds Transfer Act to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  The Federal Reserve Board issued its final rule establishing these new standards on June 29, 2011. Although community banks have been exempted from the cap on interchange fees, the cap on the fees of large banks will create market forces that force all fees downward.  Therefore, community banks should expect lower interchange revenues in the future.

•
Source of Financial Strength.  The Dodd-Frank Act codified the existing policy of the Federal Reserve Board, that a bank holding company serve as a “source of financial strength” for its subsidiary banks.  This provision of the Dodd-Frank Act became effective on July 21, 2011, and clarifies ambiguities that might exist with respect to the requirements of a “policy,” as compared to the requirements of a “statute.”  Presumably, the regulations promulgated under the statutory requirements will further clarify these source-of-financial-strength requirements for bank holding companies, together with the enforcement powers of the Federal Reserve Board relating thereto.

•
Minimum Capital Requirements and Enhanced Supervision. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act.  The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. In addition, new enhanced capital requirements promulgated by the Basel Committee on Board Supervision are likely to take effect in the near future (known as “Basel III”) (see “Capital Adequacy” below).

•
Payment of Interest on Demand Deposits. On July 21, 2011, the Federal Reserve Board’s final rule repealing Regulation Q (“Prohibition Against Payment of Interest on Demand Deposits”), became effective. Regulation Q was promulgated to implement the statutory prohibition against payment of interest on demand deposits by institutions that are member banks of the Federal Reserve Board. This will increase community banks’ cost of funds as they may need to pay interest on demand deposits of business entities to retain such customers.

•
Transactions with Affiliates. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective on July 21, 2011.

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

•
Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. In addition, public companies must now hold non-binding advisory “say-on-pay” and “say-on-frequency” shareholder votes at defined intervals to give shareholders the opportunity to provide feedback on the company’s compensation practices.

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

The Change in Bank Control Act of 1978 requires a person (or a group of persons acting in concert) acquiring “control” of a bank holding company to provide the Federal Reserve Board with 60 days’ prior written notice of the proposed acquisition.  Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition.  In addition, any “company” must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over a bank holding company.

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

Under the BHC Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Subsidiary Dividends.  The Company is a legal entity separate and distinct from the Bank.  A major portion of the Company’s revenues is derived from amounts paid as dividends to the Company by the Bank. Under Georgia law, the Bank may pay dividends only when and if the Bank is not insolvent.  In addition, dividends may not be declared or paid at any time when the Bank does not have combined paid-in capital and appropriated retained earnings equal to at least 20% of the Bank’s capital stock.   The Georgia Department of Banking and Finance’s approval must be obtained before the Bank may pay cash dividends out of retained earnings if (i) the total classified assets at the most recent examination of the Bank exceeded 80% of the equity capital, (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends for the previous calendar year, or (iii) the ratio of equity capital to adjusted assets is less than 6%.

In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums.  The appropriate federal regulatory authority is authorized to determine that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof, under certain circumstances relating to the financial condition of a bank or bank holding company.  Federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Incentive Compensation.   On June 21, 2010, the Federal Reserve Board, along with the Office of the Comptroller of the Currency (the “OCC”), the Office of Thrift Supervision (the “OTS”), and the FDIC, issued final guidance on incentive compensation policies. The guidance is intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking.

The agencies are working to incorporate oversight of incentive compensation policies, as part of the regular, risk-focused examination process, of financial institutions that are not “large, complex banking organizations.”  These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements.  The findings of the supervisory initiatives will be included in reports of examination.  Deficiencies will be incorporated into the financial institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions.  Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the institution is not taking prompt and effective measures to correct the deficiencies.

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

The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the future.

The Federal Reserve Board and the Dodd-Frank Act addressed loan officer origination compensation practices with new rules in 2010.  See the discussion under “Other Laws and Regulations.”

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

Bank Lending Limit.  In September 2009, the Bank became subject to revised regulations from the State of Georgia Department of Banking and Finance regarding its total aggregate lending limit to a single customer and that customer’s related entities.  The new regulation revised the definition of how a single customer is defined.  As a result, the Board of Directors of the Bank approved an increase in the Bank’s statutory capital base in October 2009 by appropriating a portion of retained earnings.  At December 31, 2012, the Bank’s statutory capital base totaled $40.0 million and consisted of $3.18 million in capital stock, $16.32 million of surplus and $20.50 million in appropriated retained earnings, allowing for a $10.0 million lending limit (25%).

Commercial Real Estate Lending.  Lending operations that involve concentration of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators.  The regulators have issued guidance with respect to the risks posed by commercial real estate lending concentrations.  Real estate loans generally include land development, construction loans, loans secured by multi-family property and nonfarm nonresidential real property where the primary source of repayment is derived from rental income associated with the property.  The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100 percent or more of the institution’s total risk-based capital, or
•
total commercial real estate loans as defined in the guidance represent 300 percent or more of the institution’s total risk-based capital and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.

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

Transactions with Affiliates and Insiders; Regulation W.  The Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all “covered transactions” is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

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

Interstate Banking and Branching.  The Dodd-Frank Act modified the federal statute governing de novo interstate branching by state member banks.  As a result, as of July 22, 2010, a state member bank is authorized to open its initial branch in a host state by establishing a de novo branch at any location where a bank chartered by that host state could establish a branch.  A host state is defined as a state, other than a bank’s home state, in which the bank seeks to establish and maintain a branch.  A state member bank seeking to open a de novo interstate branch must file an application with the Federal Reserve Board in addition to adherence to state filing requirements and to capital, management, and community reinvestment standards.

Deposit Insurance and Assessments.  The deposits of the Bank are currently insured to a maximum of $250,000 per depositor for substantially all depository accounts.  The FDIC insurance also temporarily provided unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts.  This increased coverage was in effect until December 31, 2012.

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

The Bank’s FDIC insurance expense totaled $403,273 for 2012. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017. The FICO assessment rates, which are determined quarterly, are based on average total consolidated assets minus average tangible equity. The assessment rate was .00165% for first quarter 2012, .00165% for second quarter 2012, .00165% for third quarter 2012 and .00160% for fourth quarter 2012.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the banking regulator. It may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Our management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Community Reinvestment Act.  The CRA requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the FDIC, or the OCC (as applicable), shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.  Under the Modernization Act, banks with aggregate assets of not more than $250 million will be subject to a CRA examination only once every sixty months if the bank receives an outstanding rating, once every forty-eight months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory.  Additionally, under the Modernization Act, banks are required to publicly disclose the terms of various CRA-related agreements.

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

The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution.  Under the “prompt corrective action” regulations adopted by the FDIC and the Federal Reserve Board, an institution is assigned to one of five capital categories, ranging from “well-capitalized” to “critically undercapitalized,” depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors.  Institutions which are deemed to be “significantly undercapitalized” or “critically undercapitalized” are subject to certain mandatory supervisory corrective actions.

Increases in regulatory capital requirements appear to be likely, but the federal financial regulators have not yet identified specific increases.  In September 2009, the U.S. Treasury Department released a set of principles for financial regulatory reform, including a general recommendation for increased capital for banks and bank holding companies across the board (with even higher requirements for systemically risky banking organizations).  In December 2009, the Basel Committee on Board Supervision issued proposals for regulatory capital changes, including greater emphasis on common equity as a component of Tier 1 capital.  On September 12, 2010, the Basel Committee announced the calibration of its revised capital framework for major financial institutions (known as “Basel III”).  The increased capital requirements were to be phased into national laws and regulations by January 1, 2013, but on November 9, 2012, federal banking regulators imposed an indefinite delay on the implementation of these rules.  Both sets of proposals also recommend enhanced leverage and liquidity requirements.

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

Among other things, the new rules require that financial institutions implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person’s identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations.  The rules also prohibit banks from establishing correspondent accounts with foreign shell banks with no physical presence and encourage cooperation among financial institutions, their regulators and law enforcement to share information regarding individuals, entities and organizations engaged in terrorist acts or money laundering activities.  The rules also limit a financial institution’s liability for submitting a report of suspicious activity and for voluntarily disclosing a possible violation of law to law enforcement. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the Federal Bureau of Investigation (the “FBI”) can send to the bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. A bank can be requested to search its records for any relationships or transactions with persons on those lists. If any relationships or transactions are found, the bank must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, to bank regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the bank must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of accounts and the filing of any required notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files, utilizing software which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the “SOX”) was enacted to address corporate and accounting fraud.  It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients.  Among other things, it also: (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The SOX requires the SEC, based on certain enumerated factors, to review corporate filings regularly and systematically.  To deter wrongdoing, it: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Effective September 21, 2010, the SEC adopted amendments to its rules to conform to Section 404(c) of the SOX, as added by Section 989G of the Dodd-Frank Act.  Section 404(c) provides that the SOX shall not apply to any audit report prepared by an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

With market value of its common equity less than $75 million, the Company does not qualify as an accelerated filer or large accelerated filer and therefore is not presently subject to Section 404(c) of the SOX for the year ended December 31, 2012.  Prior to the enactment of the Dodd-Frank Act, the Company, as a non-accelerated filer, would have been required to include an attestation report from its public accounting firm on internal control over financial reporting in its Annual Report on Form 10-K filed with the SEC.

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

Other Laws and Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•
Effective April 1, 2011, the Federal Reserve Board implemented new rules regarding all persons who originate loans, including mortgage loan officers and brokers.  The new rules include, among other things, prohibition of compensation to loan originators based on the terms or conditions of a loan, prohibiting dual payment of a mortgage originator from both the consumer and the creditor, and prohibiting a loan officer from steering a consumer to a lender with less favorable terms that increase the loan officer or broker’s compensation.  The Dodd-Frank Act also addressed loan originator compensation in a similar manner but with additional provisions.  The Bank’s Mortgage Division has addressed these new rules and has met the April 1, 2011 implementation date.

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

The deposit operations of the Bank are also subject to:

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Financial Institutions Reform Recovery and Enforcement Act of 1989.  This act expanded and increased the enforcement powers of the federal regulatory agencies in terms of both civil and criminal penalties against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys, accountants and others who participate in the conduct of the financial institution’s affairs. Practices subject to these sanctions can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

Effect of Governmental Monetary Policies. The Bank’s earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or combat a recession.  The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Future Legislation. Various other legislative and regulatory initiatives affecting the banking system are from time to time introduced in Congress and state legislatures, as well as regulatory agencies.  Currently, the United States Congress is actively considering further significant changes to the manner of regulating financial institutions.  The current legislation being considered and other future legislation regarding financial institutions may change banking statutes and the operating environment in substantial and unpredictable ways. The nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.  The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

Item 1A.         Risk Factors

Item 1A.         Risk Factors

The following is a summary of certain significant risks related to us, our business and an investment in our common stock.  This should not be viewed as an all-inclusive or exhaustive list.

Risks Related to Our Industry

The banking crisis that began in 2008 adversely affected our industry, including our business, and may continue to have an adverse effect on our business in the future.

Dramatic declines in the housing market which began in 2008, unemployment and under-employment, negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions.  The crisis caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in many cases, to fail.  This economic turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  The resulting economic pressure on consumers and the lack of confidence in the financial markets adversely affected our business, financial condition and results of operations.  Although economic conditions have been slowly improving, future market developments could affect consumer confidence levels and cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses.

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

The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector.  The Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions.  However, it contains numerous other provisions that have affected all banks and bank holding companies, and have fundamentally changed the system of oversight described in the section entitled “Supervision and Regulation” above.

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

Risks Related to Our Business

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

Weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us in the past and could adversely affect us in the future.

Significant disruptions in the secondary market for residential mortgage loans have reduced the demand for and impaired the liquidity of many mortgage loans.  Declining real estate prices have also caused higher delinquencies and losses on certain mortgage loans.  Although the market has improved, the effects of mortgage market challenges, combined with a correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that we hold, mortgage loan originations and profits on sale of mortgage loans.  Declines in real estate values and home sales, and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors, could have further adverse effects on borrowers, resulting in higher delinquencies and greater charge-offs in future periods, which could adversely affect our financial condition or results of operations.

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

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.   We compete with these institutions both in attracting deposits and in making loans.  In addition, in order to grow we have to attract customers from other existing financial institutions or from new residents.  Many of our competitors are well-established, larger financial institutions.  These institutions offer some services, such as extensive and established branch networks and trust services, which we currently do not provide. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.   There is a risk that we will have a competitive disadvantage with these other financial institutions in our markets, and that we may have to pay higher interest rates to attract deposits and/or lower our interest rates on loans to customers, resulting in reduced profitability.   In new markets that we may enter, we will also compete against well-established community banks that have developed relationships within the community.

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

In 2012, we experienced a decline in loan demand, but were able to increase total assets and deposit levels, and we reported record net income.  We may not be able to sustain our historical rate of growth from prior years and may not even be able to grow our business at all.  We may not be able to sustain or increase our profitability.  Consequently, our historical results of operations are not necessarily indicative of our future operations.  Various factors, such as economic conditions, regulatory and legislative considerations and competition may also impede our ability to increase our rate of growth and our profitability.

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

In 2010 the SEC adopted amendments to its rules and forms to implement revised Section 404(c) to exclude smaller reporting companies.  We are a smaller reporting company and therefore are not presently subject to the SOX Section 404 as it relates to certain internal control requirements.  However, management continues to be responsible for establishing and maintaining adequate internal control over financial reporting.  For further discussion see “Supervision and Regulation - Other Laws and Regulations.”

We may be required to pay significantly higher FDIC premiums in the future.

Insured institution failures and a deterioration in banking and economic conditions since 2008 have significantly increased the insurance fund loss provisions of the FDIC, resulting in a decline in the designated reserve ratio to historical lows.  The FDIC expects there to be additional insured institution failures in the next few years.  Therefore, the reserve ratio may continue to decline.  Additionally, the limit on FDIC coverage was increased to $250,000 by the enactment of the Dodd-Frank Act.

These developments caused the premiums assessed by the FDIC to increase.  We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than current levels.  Any future increases in FDIC insurance premiums may materially and adversely affect our results of operations.  Additionally, the Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.  Although we may initially see a decline in premiums as a result of this change, there is still risk that future assessments could increase again.

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

Our operations and the operations of our vendors, suppliers and customers may be subject to disruption from events beyond our control.

Our operations and the operations of our vendors, suppliers and customers may be subject to disruption from a variety of causes, including work stoppages, financial difficulties, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters.  If a major disruption were to occur it could result in suspension of operations, harm to people or the environment, delays in our ability to provide banking services, or the inability of customers to repay loan obligations.  Adverse consequences may also result from disruptions in the operations of our vendors, suppliers and customers, which could have a material adverse effect upon our business.

Risks Related to Investing in Our Common Stock

Although there is a trading market for our common stock, an active trading market may never develop or be maintained.

Although our common stock is traded on the Over-The-Counter Bulletin Board, there is not a consistently active trading market for our common stock.  An investor in our stock may be unable to liquidate his or its investment quickly and efficiently and should be prepared to bear the economic risk of an investment in our common stock for an indefinite period.  We cannot predict the extent to which an active public market for our common stock may develop or be sustained.

Our ability to pay dividends is limited and we may be unable to pay future dividends.  As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

We make no assurances that we will pay any dividends in the future. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors.  Our ability to do so will be limited by regulatory restrictions, our financial condition, results of operations, capital requirements, level of indebtedness and such other factors as our board of directors deems relevant.  Our ability to pay dividends is limited by our obligations to maintain sufficient capital and by other restrictions on the payment of dividends that are applicable to us.  Investors should not purchase our common stock if they require dividend income.

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

In January 2002, the Bank purchased a site located in Evans, Georgia.  In March 2005, the Bank entered into a contract to purchase another site in Evans, Georgia and finalized that purchase in February 2006.  The Bank began construction of a full service banking office at one of the sites in Evans, Georgia in 2012.  The branch should be completed and in operation during the second quarter of 2013.

The Bank also leases office space at one location in Augusta to house the Mortgage Division.  The Mortgage Division also operates offices in Savannah, Georgia out of leased office space.

Item 3.            Legal Proceedings

The nature of the business of the Bank is such that it ordinarily results in a certain amount of litigation.  In the opinion of management, there are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are the subject; nor are there material proceedings known to the Company or the Bank to be contemplated by any governmental authority; nor are there material proceedings known to the Company or the Bank, pending or contemplated, in which any director, officer, or affiliate or any principal security holder of the Company or the Bank, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.

In August 2011, the Bank was sued in State Court by a subcontractor related to a residential development project foreclosed upon by the Bank.  The suit alleged various claims against the Bank, all of which the Bank denied.  Following a mistrial in November 2012 where the jury failed to reach a verdict, a second trial in January 2013 resulted in a verdict against the Bank in the amount of $597,500.  The Bank is in the process of appealing this verdict and believes it has meritorious defenses against the verdict.  The entire judgment amount was recorded as a contingent liability as of December 31, 2012; therefore management does not expect that there will be any material adverse effects on the Company’s future consolidated financial position, results of operations or cash flows related to this litigation.

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

	High	Low
Fiscal year ended December 31, 2012
First Quarter	$9.25	$6.75
Second Quarter	$9.45	$7.00
Third Quarter	$10.75	$8.86
Fourth Quarter	$12.98	$10.70
Fiscal year ended December 31, 2011
First Quarter	$9.00	$7.10
Second Quarter	$10.50	$7.65
Third Quarter	$8.75	$6.75
Fourth Quarter	$7.50	$6.30

Holders of Common Stock

As of March 20, 2013, the number of holders of record of the Company’s common stock was approximately 534.

Dividends

Cash dividends of $432,000 and $0 were paid by the Company during the years ended December 31, 2012 and 2011, respectively.  The Company commenced paying a quarterly dividend of $0.04 per share in the second quarter of 2012.  Future dividends, if any, will be determined by the Board of Directors of the Company in light of circumstances existing from time to time, including the Company’s growth, financial condition and results of operations, the continued existence of the restrictions described below on the Bank’s ability to pay dividends and other factors that the Board of Directors of the Company considers relevant.  In addition, the Board of Directors of the Company may determine, from time to time, that it is prudent to pay special nonrecurring cash dividends in addition to or in lieu of regular cash dividends.  Such special dividends will depend upon the financial performance of the Company and will take into account its capital position.  No special dividend is presently contemplated.

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

Equity Compensation Plan Information

The Company currently has three equity compensation plans: (i) the 1997 Stock Option Plan, which was approved by shareholders; (ii) the Amended and Restated 2004 Incentive Plan, which was approved by shareholders; and (iii) the Directors Equity Incentive Plan, which has not been approved by shareholders.  The following table provides information as of December 31, 2012 regarding the Company’s then existing compensation plans and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1997 Stock Option Plan	86,237	$13.43	-
2004 Incentive Plan	152,491	$9.96	155,246
Equity compensation plans not approved by security holders	-	-	170,434
Total	238,728	$11.21	325,680

Directors Equity Incentive Plan

The Directors Equity Incentive Plan provides that non-employee directors of the Company and the Bank may elect to purchase shares of the Company’s common stock in lieu of receiving cash for director fees earned in each calendar quarter.  Prior to 2012, the purchase price for shares acquired under the plan was $2.00 less than the average closing market price of the Common Stock quoted on the Over-the-Counter Bulletin Board (or other national quotation service) for the ten business days prior to the last trade of the Company’s common stock reported prior to the purchase date.  However in January 2012, the plan was amended such that the purchase price for shares acquired under the plan is equal to 85% of the average closing market price of the Company’s common stock for the last ten trading days of each quarter as reported on the Over-the-Counter Bulletin Board.  A non-employee director may join the plan at any time during the last seven days of each calendar quarter.  The Directors Equity Incentive Plan also provides non-employee directors of the Company and the Bank annual retainer shares in the form of 1) base award shares, plus 2) bonus shares for service as Board chairman, plus 3) bonus shares for service on various committees.  Non-employee advisory board members also qualify to receive annual award shares from the Directors Equity Incentive Plan provided they meet an agreed upon annual attendance requirement.  During 2012, the Company issued 11,350 shares of stock as retainer stock, and 13,154 shares of stock in lieu of cash for directors’ fees.  During 2012, the Company amended the Plan to authorize the issuance of 300,000 shares in the aggregate.

Issuer Stock Repurchases

The table below provides information related to stock repurchases by the Company during the fourth quarter of 2012. The purchase was not part of any ongoing stock repurchase plan maintained by the Company.  The purchase was authorized by the Company’s board of directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012	109,787	$8.10	N/A	N/A
Total	109,787	$8.10	N/A	N/A

Equity Securities Issued without Registration under the Securities Act of 1933

During 2012, an aggregate of 11,350 shares were issued in payment for the annual retainer fees to certain directors, without registration under the Securities Act of 1933, as amended.  These shares were issued in reliance upon the exemption under the Securities Act provided by Section 4(2) of such Act.

Item 6.            Selected Financial Data

Our selected consolidated financial data presented below as of and for the years ended December 31, 2008 through 2012 is derived from our audited consolidated financial statements.  Our audited consolidated balance sheet as of December 31, 2012 and 2011 and results of operations for each of the years in the two year period ended December 31, 2012 are included elsewhere in this report. All years have been restated as necessary for stock dividends and stock splits.

	At and for the Years Ended December 31, (Dollars in thousands, except per share data)
	2012	2011	2010	2009	2008

Selected Balance Sheet Data:
Assets	$506,175	$493,252	$495,311	$484,013	$460,828
Investment securities and FHLB stock	132,760	100,283	79,431	47,289	59,795
Loans, held for investment	265,831	285,614	316,809	336,849	336,293
Loans, held for sale (LHFS)	48,432	45,227	46,570	58,135	28,402
Allowance for loan losses	5,954	6,804	7,866	5,072	4,284
Deposits	416,956	411,395	414,749	405,240	377,009
Repurchase agreements	3,333	3,565	3,467	7,297	15,859
Long-term debt	-	25,000	25,000	25,000	25,400
Short-term debt	25,028	-	-	-	-
Other liabilities	4,533	2,847	7,119	3,203	3,476
Shareholders’ equity	56,325	50,445	44,976	43,273	39,084

Selected Results of Operations Data:
Interest income	20,569	22,323	24,409	24,604	26,371
Interest expense	3,682	5,702	7,290	9,722	13,038
Net interest income	16,887	16,621	17,119	14,882	13,333
Provision for loan losses	(605)	1,727	8,355	3,082	1,456
Net interest income after provision for provision for loan losses	17,492	14,894	8,764	11,800	11,877

Non-interest income	14,653	11,170	13,246	14,157	9,920
Non-interest expense	22,861	20,127	20,543	20,902	17,745
Income before taxes	9,284	5,937	1,467	5,055	4,052
Income tax expense (benefit)	2,663	1,838	(66)	1,303	1,252
Net income	$6,621	$4,099	$1,533	$3,752	$2,800

Per Share Data
Net income – basic	$1.84	$1.15	$0.44	$1.08	$0.82
Net income – diluted	$1.84	$1.15	$0.44	$1.07	$0.80
Book value	$15.96	$14.04	$12.72	$12.37	$11.31
Dividends	$0.12	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares outstanding:
Basic	3,599,431	3,561,064	3,519,408	3,484,309	3,426,860
Diluted	3,599,431	3,561,064	3,519,408	3,492,871	3,503,856

	At and for the Years Ended December 31,
	2012	2011	2010	2009	2008

Performance Ratios:
Return on average assets	1.34%	0.82%	0.32%	0.79%	0.62%
Return on average equity	12.16%	8.45%	3.41%	8.93%	7.36%
Net interest margin (1)	3.71%	3.53%	3.83%	3.37%	3.15%
Efficiency ratio	72.48%	72.42%	67.65%	71.98%	76.31%
Loan (excl LHFS) to deposit ratio	63.76%	69.43%	76.39%	83.12%	89.20%

Asset Quality Ratios:
Nonperforming loans to total loans	1.24%	2.34%	1.72%	1.57%	1.39%
Nonperforming assets to total loans (excl LHFS + OREO)	3.60%	5.03%	2.82%	3.12%	3.57%
Allowance for loan losses to nonperforming loans	152.86%	87.98%	125.71%	81.94%	84.65%
Allowance for loan losses to total loans (excl LHFS)	2.24%	2.38%	2.48%	1.51%	1.27%

Capital Ratios:
Average equity to average assets	11.04%	9.66%	9.36%	8.81%	8.41%
Leverage ratio	11.13%	9.74%	9.32%	8.96%	8.59%
Tier 1 risk-based capital ratio	15.34%	12.11%	11.75%	10.50%	9.82%
Total risk-based capital ratio	16.59%	13.37%	13.01%	11.74%	10.91%

(1) Non-tax equivalent.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general component covers non impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent year.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries for the most recent three years; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Mortgage Banking Derivative

Loan commitments, whose underlying mortgage loans at origination will be held for sale upon funding of the loan are derivative instruments.  Loan commitments are recognized on the consolidated balance sheet in other assets and other liabilities at fair value, with changes in their fair values recognized in other non-interest income.  At the inception of a loan commitment, the Bank generally will simultaneously enter into a best efforts forward commitment to protect the Bank from losses on sales of the loans underlying the loan commitment by securing the ultimate sale price  and delivery date of the loan.

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

Additional information on the Bank’s loan portfolio and allowance for loan losses can be found in the “Loan Portfolio” section of this Item 7.  Note 1, Note 4 and Note 19 to the consolidated financial statements also include additional information on the Bank’s accounting policies related to the allowance for loan losses and other real estate owned.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19 to the consolidated financial statements.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

Consolidated Financial Information

Certain consolidated financial information for the Company and Bank as of and for the years ended December 31, 2012 and 2011 is presented below:

	December 31, 2012		December 31, 2011
	Total Assets	Net Loss	Total Assets	Net Loss
	(Dollars in thousands)

GECR consolidated	$506,175	$6,621	$493,252	$4,099
The Bank	$505,919	$6,775	$493,073	$4,275
The Company		$(154)		$(176)

The Holding Company only incurred $229,140 and $252,278 in operational costs for the years ended December 31, 2012 and 2011, respectively.  The operational costs were partially offset by income tax benefits of $74,990 and $76,002 for 2012 and 2011, respectively.  In total, the net loss for the Holding Company only was ($154,150) and ($176,276) for the years ended December 31, 2012 and 2011, respectively. The Holding Company only received $1,500,000 in dividends from the Bank during 2012.  The Holding Company’s operational costs are primarily funded by proceeds from the exercise of stock options and the dividends received from the Bank.

Results of Operations – Comparison of 2012 and 2011

Balance Sheet

The Company’s total assets increased $12.9 million or 2.6%, to $506.2 million at December 31, 2012 from $493.3 million at December 31, 2011.  Average total assets were $493.0 million in 2012 and $502.4 million in 2011, a decrease of $9.4 million or 1.9%.  Loans held for sale increased from $45.2 million at December 31, 2011 to $48.4 million at December 31, 2012, an increase of $3.2 million or 7.1%.  Substantially all loans held for sale originated by the Bank consist of well-secured single family residential mortgage loans which are originated with a sales commitment and are sold in the secondary market shortly after origination, thus greatly reducing the Bank’s credit risk.  All other loans, net of allowance, totaled $259.9 million at December 31, 2012 compared to $278.8 million at December 31, 2011, a decrease of $18.9 million or 6.8%.  Commercial and industrial loans increased $0.9 million or 5.0%, from $18.9 million at December 31, 2011 to $19.8 million at December 31, 2012. Real estate – residential loans decreased $1.1 million or 1.9%, from $56.6 million at December 31, 2011 to $55.5 million at December 31, 2012, and real estate – construction, land and land development loans decreased $17.9 million or 24.2%, from $73.8 million at December 31, 2011 to $55.9 million at December 31, 2012. Real estate – commercial loans decreased $1.0 million or 0.8%, from $131.8 million at December 31, 2011 to $130.8 million at December 31, 2012.  Consumer loans decreased $0.8 million or 16.8%, from $4.7 million at December 31, 2011 to $3.9 million at December 31, 2012.  The decreases in most categories are primarily the result of weaker loan demand, pay-downs of existing loans, and transfers to other real estate owned.  The decline in loan demand coupled with growth in deposit levels, continued the trend of abundant liquidity, resulting in increases in securities available-for-sale.  Securities available-for-sale increased $32.5 million or 32.4% to $132.8 million at December, 31, 2012 compared to $100.3 million at December 31, 2011.  Cash and due from banks decreased $4.6 million or 13.2% to $30.3 million at December 31, 2012 from $34.9 million at December 31, 2011.  At December 31, 2012 and 2011 interest bearing balances with correspondent banks totaled $19.3 million and $25.6 million, respectively.

The allowance for loan losses was $6.0 million at December 31, 2012 and $6.8 million at December 31, 2011.  This represents a decrease of $0.8 million or 12.5%.  The decrease in the allowance is based upon management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and is partially due to the decline in the loan volume.  The Bank’s ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 2.24% at December 31, 2012, compared to 2.38% at December 31, 2011.

Other real estate owned decreased $1.1 million or 15.9% to $5.9 million at December 31, 2012 compared to $7.0 million at December 31, 2011.  The decrease is primarily related to the liquidation of other real estate assets as well as a decrease in the acquisition of other properties.

Total deposit accounts at December 31, 2012 were $417.0 million, an increase of $5.6 million or 1.4%, from $411.4 million at December 31, 2011.  Core deposits (DDA, NOW, money market and savings) increased $34.0 million or 15.9% over 2011.  Time deposits decreased $28.4 million or 14.4% over 2011.  Brokered deposits totaled $15.4 million at December 31, 2012, a decrease of $5.0 million or 24.5%, compared to $20.4 million at December 31, 2011.  The Bank utilizes Promontory Interfinancial Network (CDARS) to obtain and retain large time deposits of customers seeking full FDIC insurance coverage.  Through network member institutions, the CDARS deposits are broken into smaller deposits in order to receive insurance coverage beyond the FDIC’s limit.  CDARS deposits increased $1.4 million or 31.8% to $5.8 million at December 31, 2012 from $4.4 million at December 31, 2011.  The overall decline in brokered and CDARS deposits is a direct result of the Bank’s increased reliance on core deposits.    Deposits excluding brokered and CDARs increased $9.2 million or 2.4% to $395.8 million at December 31, 2012 compared to $386.6 million at December 31, 2011. Total other borrowings by the Bank were $28.3 million at December 31, 2012, a decrease of $0.3 million or 1.0%, from the balance of $28.6 million at December 31, 2011.  The Bank paid off $25.0 million in long-term advances during 2012 and subsequently borrowed $25.0 million from the Federal Home Loan Bank through its short-term line of credit product.

The Bank’s loan to deposit ratio was 75.4% at December 31, 2012 and 80.4% at December 31, 2011.  Excluding mortgage loans held for sale, this ratio was 63.8% for 2012 and 69.4% for 2011.

Income Statement

Interest income was $20.6 million for 2012 compared to $22.3 million for 2011, a decrease of $1.8 million or 7.9%.  This decrease was primarily the result of declining earning asset yields and weakened loan demand.  As a result of reduced loan demand, management increased purchases of lower yielding investment securities.  Interest expense decreased $2.0 million or 35.4%, from $5.7 million in 2011 to $3.7 million in 2012.  This decrease in interest expense was primarily due to the lower cost of funds resulting from the continued downward repricing of deposits.  Cost of funds also declined due to significant increases in low cost core deposits and significant decreases in time deposits.  Non-interest bearing deposits increased by $18.2 million or 34.4%, from $52.7 million at December 31, 2011 to $70.9 million at December 31, 2011.  NOW accounts increased by $12.8 million or 28.8% from $44.6 million at December 31, 2011 to $57.4 million at December 31, 2012.  Savings accounts were $63.2 million at December 31, 2011 compared to $64.2 million at December 31, 2012, an increase of $1.0 million or 1.6%.  Money market accounts increased $2.0 million or 3.8%, from $53.0 million at December 31, 2011 to $55.0 million at December 31, 2012.   Time deposits decreased $28.4 million or 14.4%, from $197.8 million at December 31, 2011 to $169.4 million at December 31, 2012.  Net interest income was $16.9 million for 2012 compared to $16.6 million for 2011, a slight decrease of $0.3 million or 1.6%.  Net interest margin increased to 3.71% for the year ended December 31, 2012 from 3.53% for 2011.

The Bank recorded a negative provision for loan losses of $605,000 for the year ended December 31, 2012 compared to a provision expense of $1.7 million for 2011, a decrease in expense of $2.3 million. The credit provision and decrease from 2011 is the result of management’s detailed review of the Bank’s loan portfolio, the level of the Bank’s non-performing loans,  net recoveries for the period and level of loan delinquencies.  The allowance for loan losses to total loans, excluding loans held for sale, decreased to 2.24% at December 31, 2012 from 2.38% at December 31, 2011.  Net charge-offs were $245,000 in 2012, down from the $2.8 million in 2011, resulting in annual charge-off to average loans excluding loans held for sale ratios of 0.09% and 0.90%, respectively.  Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-interest income for 2012 was $14.7 million compared to $11.2 million for 2011, an increase of $3.5 million or 31.2%.  This increase in 2012 is primarily due to the increase in gain on sale of mortgage loans.  Gain on sale of mortgage loans increased from $8.2 million in 2011 to $11.4 million in 2012, an increase of $3.2 million or 39.0%.  The mortgage origination volume sold in 2012 was $431.5 million compared to $383.7 million in 2011, an increase of $47.8 million or 12.5%.  Other income increased from $1.4 million to $1.9 million from 2011 to 2012 primarily due to rental income and gains on sale of other real estate.

Non-interest expense increased from $20.1 million in 2011 to $22.9 million in 2012, an increase of $2.8 million or 13.6%.  This increase is due to several factors, including increased valuation adjustments and operating expense for other real estate owned of $1.2 million, a contingent liability of $600,000 related to a lawsuit against the Bank related to OREO, and an FHLB prepayment penalty of $392,000 for the early payoff of two FHLB advances.  Salaries and employee benefits increased $446,000 or 3.8% primarily due to an increase in commissions and incentives.  This increase is due to the increase in volume of mortgage originations. Additional software programs were implemented during 2012, which increased data processing by $230,000 or 27.6%.

In total, net income increased in 2012 by $2.5 million from $4.1 million in 2011 to $6.6 million in 2012 as a result of the above factors.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balance sheet of the consolidated Company for the years ended December 31, 2012, 2011 and 2010.  Also presented is the consolidated Company’s actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability.  This table includes all major categories of interest-earning assets and interest-bearing liabilities:

CONSOLIDATED AVERAGE BALANCE SHEETS
(Dollars  in thousands)

	Year Ended December 31,
	2012			2011			2010
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield /	Average	Income/	Yield /	Average	Income/	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
INTEREST-EARNING ASSETS
Loans, net of unearned income	$320,597	$18,019	5.62%	$334,751	$19,624	5.86%	$373,779	$22,379	5.99%
Investment securities	109,163	2,485	2.28%	99,858	2,611	2.61%	54,978	1,989	3.62%
Fed funds sold & cash in banks	25,842	65	0.25%	36,363	88	0.24%	18,202	41	0.23%
Total interest-earning assets	455,602	20,569	4.51%	470,972	22,323	4.74%	446,959	24,409	5.46%

NON-INTEREST-EARNING ASSETS
Cash and due from banks	10,166			7,716			8,226
Bank premises and fixed assets	8,875			9,119			9,476
Accrued interest receivable	1,513			1,662			1,657
Other assets	23,522			20,520			20,019
Allowance for loan losses	(6,697)			(7,627)			(6,158)
Total assets	$492,981			$502,362			$480,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING DEPOSITS
NOW accounts	$50,604	$178	0.35%	$40,958	$163	0.40%	$38,473	$226	0.59%
Savings accounts	62,092	294	0.47%	60,056	535	0.89%	52,102	570	1.09%
Money market accounts	54,281	249	0.46%	45,311	333	0.73%	24,826	309	1.24%
Time accounts	183,331	2,282	1.24%	224,842	3,648	1.62%	246,359	5,232	2.12%
Total interest-bearing deposits	350,308	3,003	0.86%	371,167	4,679	1.26%	361,760	6,337	1.75%

OTHER INTEREST-BEARING
LIABILITIES
Borrowed funds	22,904	679	2.96%	29,561	1,023	3.46%	29,190	953	3.26%
Total interest-bearing liabilities	373,212	3,682	0.99%	400,728	5,702	1.42%	390,950	7,290	1.86%

NON-INTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	61,933			50,463			42,066
Other liabilities	3,400			2,647			2,202
Shareholders’ equity	54,436			48,524			44,961
Total liabilities and shareholders’ equity	$492,981			$502,362			$480,179

Net interest income		$16,887			$16,621			$17,119
Interest rate spread			3.52%			3.32%			3.60%
Net interest margin			3.71%			3.53%			3.83%
Average loans (excl LHFS) to average deposits			78.72%			83.40%			81.52%

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

	Comparison of Years Ended December 31, 2012 and 2011			Comparison of Years Ended December 31, 2011 and 2010
	(Dollars in thousands)
	Increase (Decrease) Due to
	Balance	Rate	Total	Balance	Rate	Total
Interest earned on:
Tax-exempt securities	$115	$(79)	$36	$41	$(7)	$34
Taxable securities	156	(318)	(162)	1,557	(969)	588
Federal funds sold and cash in banks	(25)	2	(23)	42	5	47
Net loans and loans held for sale	(830)	(775)	(1,605)	(2,337)	(418)	(2,755)

Total interest income	$(584)	$(1,170)	$(1,754)	$(697)	$(1,389)	$(2,086)

Interest paid on:
NOW deposits	$38	$(23)	$15	$15	$(78)	$(63)
Money market deposits	66	(150)	(84)	255	(231)	24
Savings deposits	18	(259)	(241)	87	(122)	(35)
Time deposits	(674)	(692)	(1,366)	(457)	(1,127)	(1,584)
Borrowed funds	(230)	(114)	(344)	12	58	70

Total interest expense	(782)	(1,238)	(2,020)	(88)	(1,500)	(1,588)

Increase (decrease) in net interest income	$198	$68	$266	$(609)	$111	$(498)

Loan Portfolio

The Bank engages in a full complement of lending activities, including commercial, real estate and consumer loans.  As of December 31, 2012, the Bank’s loan portfolio, excluding loans held for sale, consisted of 7.4% commercial and industrial loans, 21.0% real estate – construction, land and land development loans, 20.9% real estate – residential loans, 49.2% real estate – commercial loans, and 1.5% consumer loans.

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

The following table presents the categories of loans contained in the Bank’s loan portfolio as of the end of the five most recent fiscal years and the total amount of all loans for such periods:

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Commercial and industrial	$19,816	$18,864	$20,298	$22,906	$31,173
Real estate – construction, land and land development	55,926	73,823	86,418	107,429	105,032
Real estate – residential	55,495	56,563	61,194	66,050	65,958
Real estate – commercial	130,729	131,725	142,351	133,140	125,194
Consumer	3,921	4,715	6,606	7,468	9,092

Total loans receivable	$265,887	$285,690	$316,867	$336,993	$336,449

Less:

Unearned income and deferred loan fees	(56)	(76)	(58)	(144)	(156)
Allowance for possible loan losses	(5,954)	(6,804)	(7,866)	(5,072)	(4,284)

Total (net of allowance)	$259,877	$278,810	$308,943	$331,777	$332,009

In addition to the above, the Bank also had $48.4 million and $45.2 million of single family residential mortgage loans held for sale that were originated by the Bank’s Mortgage Division at December 31, 2012 and 2011, respectively.

The table below presents an analysis of maturities of loans by loan type as of December 31, 2012:

	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(Dollars in thousands)

Commercial and industrial	$12,246	$7,188	$382	$19,816
Real estate – construction, land and land development	35,937	19,599	390	55,926
Real estate – residential	23,133	19,677	12,685	55,495
Real estate – commercial	30,670	46,108	53,951	130,729
Consumer	1,123	2,737	61	3,921
Total loans receivable	$103,109	$95,309	$67,469	$265,887

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2012 (in thousands):

Loans due after one year with predetermined interest rates	$30,187
Loans due after one year with floating interest rates	132,591
Total loans due after one year	$162,778

The following table presents information regarding non-accrual and past due loans at the dates indicated:

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Loans accounted for on a non-accrual basis
Number	35	48	50	63	56
Amount	$3,895	$7,734	$6,257	$6,190	$5,061

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	-	-	-	-	3
Amount	$-	$-	$-	$-	$1

Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or when, in management’s judgment, the interest will not be collectible in the normal course of business.  Additional interest income of approximately $121,500 in 2012 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms.  No interest income has been recognized in 2012 on loans that have been accounted for on a non-accrual basis.

Troubled Debt Restructurings

As of December 31, 2012, the Bank had classified 23 loans totaling $6,734,000 as “troubled debt restructurings” as defined in ASC 310-40.  As of December 31, 2011, the Bank had classified 20 loans totaling $9,770,000 as troubled debt restructurings.  Included in the troubled debt restructurings was $1.6 million of loans also on non-accrual as of December 31, 2012 and December 31, 2011. As of December 31, 2012, three loans totaling $1.0 million classified as troubled debt restructurings were in default.  As of December 31, 2011, three loans totaling $811,000 classified as a troubled debt restructuring were in default.

The following table presents loans classified as “troubled debt restructurings” as defined in ASC 310-40:

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Troubled debt restructurings	$6,734	$9,770	$9,250	$4,188	$-

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

The Bank has restructured one loan using this A note/B note structure totaling $690,000 and $1.1 million as of December 31, 2012 and 2011, respectively.  The Bank had no loans using this structure prior to 2011.

At December 31, 2012, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience

The following presents an analysis of the Bank’s loss experience for the periods indicated.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allowance for loan losses, beginning of year	$6,804	$7,866	$5,072	$4,284	$5,059
Charge‑offs:
Commercial and industrial	98	40	139	208	223
Real estate – construction, land and land development	692	2,134	3,663	1,382	1,107
Real estate – residential	242	570	980	553	798
Real estate – commercial	179	319	850	-	26
Consumer	108	105	147	199	110
	1,319	3,168	5,779	2,342	2,264
Recoveries:
Commercial and industrial	225	62	63	14	5
Real estate – construction, land and land development	734	20	16	-	-
Real estate – residential	43	147	13	4	3
Real estate – commercial	14	99	22	1	-
Consumer	58	51	104	29	25
	1,074	379	218	48	33
Net charge-offs (recoveries)	245	2,789	5,561	2,294	2,231

Provision charged to operations	(605)	1,727	8,355	3,082	1,456

Allowance for loan losses, end of year	$5,954	$6,804	$7,866	$5,072	$4,284

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.09%	0.90%	1.69%	0.67%	0.67%

Allowance for Loan Losses

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.

Accordingly, management has established an allowance for loan losses, totaling $5,954,000 at December 31, 2012, which is allocated according to the following table, along with the percentage of loans in each category to total loans:

	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
	Allowance Amount	Portfolio as % of Loans	Allowance Amount	Portfolio as % of Loans	Allowance Amount	Portfolio as % of Loans	Allowance Amount	Portfolio as % of Loans	Allowance Amount	Portfolio as % of Loans
	(Dollars in thousands)
Commercial and industrial	$225	7.4%	$185	6.6%	$227	6.4%	$259	6.8%	$436	9.3%
Real estate – construction, land and land development	2,870	21.0%	3,219	25.8%	3,908	27.3%	2,364	31.9%	1,838	31.2%
Real estate – residential	794	20.9%	1,141	19.8%	1,070	19.3%	827	19.6%	622	19.6%
Real estate – commercial	1,872	49.2%	1,706	46.1%	1,617	44.9%	1,319	39.5%	1,147	37.2%
Consumer	77	1.5%	108	1.7%	251	2.1%	176	2.2%	133	2.7%
Unallocated	116	--	445	--	793	--	127	--	108

Total	$5,954		$6,804		$7,866		$5,072		$4,284

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

Commercial and industrial loans represented approximately 7.4% of outstanding loans at December 31, 2012.  Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank’s loan portfolio.  However, the Bank generally originates commercial loans on a secured basis.  Management believes that the secured status of a substantial portion of the commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

Real estate – construction, land and land development loans represented approximately 21.0% of the Bank’s outstanding loans at December 31, 2012.  This category of the loan portfolio consists of commercial and residential construction and development loans located in the Bank’s market areas.  Management of the Bank closely monitors the performance of these loans and periodically inspects properties and development progress.  Management considers these factors in estimating and evaluating the allowance for loan losses.

Real estate – residential loans constituted approximately 20.9% of outstanding loans at December 31, 2012.  Residential mortgages are generally secured by the underlying residence.  Management of the Bank currently believes that these loans are adequately secured.

Real estate – commercial loans were approximately 49.2% of outstanding loans at December 31, 2012.   Management believes the risk of loss for commercial real estate loans is generally higher than residential loans.  Management continuously monitors the performance of the commercial real estate portfolio and collateral values.

Consumer loans represented approximately 1.5% of outstanding loans at December 31, 2012 and are also well secured.  The majority of the Bank’s consumer loans are secured by collateral primarily consisting of automobiles, boats and other personal property.  Management believes that these loans inherently possess less risk than other categories of loans.

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

Losses on Mortgage Loans Previously Sold

Losses on mortgage loans previously sold are recorded when the Bank indemnifies or repurchases mortgage loans previously sold.  The representations and warranties in our loan sale agreements provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions.  Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal.  In addition to these representations and warranties, our loan sale contracts define a condition in which the borrower defaults during a short period of time, typically 120 days to one year, as an Early Payment Default (“EPD”).  In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor.  The Bank incurred losses of $167,000 and $305,000 for indemnification and repurchase for the years ended December 31, 2012 and 2011, respectively.

In the fourth quarter of 2011, the Company established a recourse liability for mortgage loans sold for losses of this type.  The following table demonstrates the activity for the years ended December 31, 2012 and 2011:

Recourse Liability for Mortgage Loans Sold Activity
(Dollars in thousands)
	December 31, 2012	December 31, 2011

Beginning balance	$245	$-
Provision	499	500
Losses	(167)	(305)
Recoveries	195	50
Ending balance	$772	$245

Cash and Due from Banks

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in “Cash and Due from Banks.”  As of December 31, 2012 and 2011, cash and due from banks totaled $30.3 million and $34.9 million, respectively.  Interest-bearing cash on deposit with correspondent banks totaled $4.8 million as of December 31, 2012 compared to $1.7 million as of December 31, 2011.  Interest-bearing cash on deposit in the Federal Reserve Bank excess balance fund was $14.5 million as of December 31, 2012 compared to $23.9 million as of December 31, 2011. Other cash funds required to be on reserve with the Federal Reserve Bank totaled $3.8 million and $914,000 as of December 31, 2012 and 2011, respectively.

Investments

As of December 31, 2012, investment securities comprised approximately 26.6% of the Bank’s assets.  The Bank invests primarily in obligations or agencies of the United States, mortgage-backed securities and obligations, certain obligations of states and municipalities, corporate securities, Federal Home Loan Bank stock, and bank-owned life insurance.  The Bank also enters into federal funds transactions with its principal correspondent banks.  The Bank may act as a net seller or net purchaser of such funds.

The following table presents, for the dates indicated, the estimated fair market value of the Bank’s investment securities available for sale.  The Bank has classified all of its investment securities as available for sale:

	As of December 31,
	2012	2011	2010
	(Dollars in thousands)
U.S government and agencies	$55,565	$31,069	$28,229
Mortgage-backed securities	51,295	54,351	39,600
State and municipal	22,788	14,863	9,075
Corporate bonds	3,112	-	-
Total investment securities	132,760	100,283	76,904

Federal Home Loan Bank stock	1,865	2,070	2,527

Total investment securities and FHLB stock	$134,625	$102,353	$79,431

The following tables present the contractual maturities and weighted average yields of the Bank’s investment securities as of December 31, 2012:

	Maturities of Investment Securities
	One Year or Less	One To Five Years	Five To Ten Years	Over Ten Years
	(Dollars in thousands)
U.S government and agencies	$9,569	$8,223	$12,553	$25,221
Mortgage-backed securities	-	40,982	8,244	2,069
State and municipal	397	4,181	16,007	2,202
Corporate bonds	-	992	2,120	-
Total	$9,966	$54,378	$38,924	$29,492

	Weighted Average Yields
	Less Than One Year	One To Five Years	Five To Ten Years	Over Ten Years
U.S government and agencies	2.54%	2.01%	1.86%	1.86%
Mortgage-backed securities	-	2.28%	1.50%	2.83%
State and municipal	4.16%	3.51%	3.05%	3.73%
Corporate bonds	-	2.00%	3.00%	-
Total	2.60%	2.33%	2.34%	2.07%

The weighted average yields on tax-exempt obligations presented in the table above have been computed on a tax-equivalent basis.

Increased liquidity has resulted in significant increases in investment securities, resulting in greater occurrence of issuer concentrations.  The table below reflects investments with issuers having a book value which exceeds 10% of the Company’s shareholders’ equity as of December 31, 2012 and 2011:

	2012		2011
	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Freddie Mac
U.S. agency securities	$3,000	$3,006	$7,893	$7,944
Mortgage-backed securities	7,517	7,693	7,340	7,608
Ginnie Mae
Mortgage-backed securities	19,020	19,439	15,533	16,034
Fannie Mae
U.S. agency securities	9,243	9,217	2,000	2,004
Mortgage-backed securities	23,468	24,164	28,287	28,911
Small Business Association
U.S. agency securities	30,261	30,482	21,140	21,121
Total	$92,509	$94,001	$82,193	$83,622

In September 2007, an $8.0 million bank-owned life insurance policy (BOLI) was acquired in order to insure the key officers of the Bank.  This policy is recorded at its cash surrender value, net of surrender charges and/or early termination charges.  As of December 31, 2012, the BOLI cash surrender value was $10.0 million, resulting in other income for 2012 of $392,000 and an annualized net yield of 4.01%.

Deposits

The Bank offers a wide range of commercial and consumer interest bearing and non-interest bearing deposit accounts, including checking accounts, savings accounts, money market accounts, negotiable order of withdrawal (“NOW”) accounts, individual retirement accounts, and certificates of deposit.  The sources of deposits are residents, businesses and employees of businesses within the Bank’s market area, obtained through the personal solicitation of the Bank’s officers and directors, direct mail solicitation and advertisements published in the local media.  Although de-emphasized in 2011 and 2012, the Bank has also utilized the brokered certificate of deposit market and the CDARS program for funding needs for loan origination and liquidity.  These brokered and CDARS deposits are included in time deposits on the balance sheet.  The Bank pays competitive interest rates on time and savings deposits.  In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank’s market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and similar items.

The following table details, for the indicated periods, the average amount of and average rate paid on each of the following deposit categories:

	December 31,
	2012		2011		2010
Deposit Categories	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest bearing demand deposits	$61,933	0.00%	$50,463	0.00%	$42,066	0.00%
NOW and money market deposits	104,885	0.41%	86,269	0.57%	63,299	0.85%
Savings deposits	62,092	0.47%	60,056	0.89%	52,102	1.09%
Time deposits	183,331	1.24%	224,842	1.62%	246,359	2.12%

The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2012 were as follows:

December 31, 2012
(Dollars in thousands)
Three months or less	$29,699
Over three months through six months	34,748
Over six months through twelve months	31,621
Over twelve months	73,308
Total	$169,376

Borrowed Funds

The Bank’s borrowed funds consist of short-term borrowings and long-term debt, including federal funds purchased, retail repurchase agreements and lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank. The average balance of borrowed funds was approximately $22.9 million, and $29.6 million for the years ended December 31, 2012 and 2011.

The most significant borrowed funds categories for the Bank are the lines of credit from the Federal Home Loan Bank, consisting of the “Loans Held for Sale” program, a short-term 1-4 family and commercial real estate loans line of credit (1-4 LOC), and two long-term convertible advances.

At December 31, 2012 and  2011, there was no outstanding balance on the LHFS line of credit. The LHFS line of credit was not used in 2012 or 2011.  The interest rate on the LHFS line of credit is equal to the Federal Home Loan Bank’s Daily Rate Credit Program rate plus 50 basis points.

The outstanding balance on the short-term 1-4 LOC was $25.0 million at December 31, 2012, $0.0 million at December 31, 2011 and 2010. The average balance outstanding on the 1-4 LOC was $1.6 million for 2012 with a weighted average interest rate of 0.40%. The average balance outstanding on the 1-4 LOC was $14,000 for 2011 with a weighted average interest rate of 0.36%.  The average balance outstanding on the 1-4 LOC was $244,000 for 2010 with a weighted average interest rate of 0.47%. The maximum amount outstanding on the 1-4 LOC at any month end during 2012 was $25.0 million, compared to $5.0 million in 2011, and $7.0 million in 2010. This 1-4 LOC is secured by the Bank’s portfolio of 1-4 family first mortgage loans, excluding those loans that are held for sale, and commercial real estate loans. The interest rate on the 1-4 LOC is equal to the Federal Home Loan Bank’s Daily Rate Credit Program.

During 2007, a long-term convertible advance was established as an additional line of credit. At December 31, 2011, the outstanding balance on this advance was $10.0 million with a weighted average interest rate of 3.83%. This advance was paid off in September 2012. An additional, but similar, long-term convertible advance was also established during 2008. At December 31, 2011, the outstanding balance on this advance was $15.0 million with a weighted average interest rate of 3.33%. This advance was paid off in September 2012.

Return on Equity and Assets

The following table presents certain profitability, return and capital ratios for the Company as of the end of the past three fiscal years.

	December 31,
	2012	2011	2010
Return on Average Assets	1.34%	0.82%	0.32%
Return on Average Equity	12.16%	8.45%	3.41%
Dividend Payout Ratio	6.52%	0.00%	0.00%
Equity to Assets Ratio	11.13%	10.23%	9.08%

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

As of December 31, 2012, the Bank’s liquidity ratio was 42.4% as compared to 34.9% at December 31, 2011.  In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with First National Bankers Bank and SunTrust Bank.  Management is not aware of any demands, commitments or uncertainties which could materially affect the Bank’s liquidity position.  However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities at December 31, 2012 with a total market value of $132.8 million in its available-for-sale portfolio and $1.9 million in Federal Home Loan Bank stock which would provide an additional source of liquidity.

Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank’s exposure to interest rate risk.  Various assets and liabilities are termed “rate sensitive” when the interest rate can be replaced.  By definition, the “gap” is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon.  At December 31, 2012, the Bank was liability sensitive in the 0-3 month and 3-12 month time frames, but asset sensitive in the 1-5 years and 5 years or more time frames.

The following is an analysis of rate sensitive assets and liabilities as of December 31, 2012 (in thousands):

	0-3 months	3-12 months	1-5 years	More than 5 years	Total
	(Dollars in thousands)
Taxable securities	$1,004	$8,566	$51,290	$56,672	$117,532
Tax-exempt securities	-	397	3,088	11,744	15,229
Federal funds sold and cash in banks	23,710	-	-	-	23,710
Loans	92,721	55,447	96,985	69,166	314,319
Total rate sensitive assets	117,435	64,410	151,363	137,582	470,790

NOW and money market deposits	112,464	-	-	-	112,464
Savings deposits	64,236	-	-	-	64,236
Time deposits	29,699	66,369	72,173	1,135	169,376
Total rate sensitive deposits	206,399	66,369	72,173	1,135	346,076

Borrowed funds	28	25,000	-	-	25,028
Total rate sensitive liabilities	206,427	91,369	72,173	1,135	371,104

Excess of rate sensitive assets less rate sensitive liabilities	$(88,992)	$(26,959)	$79,190	$136,447	$99,686

Cumulative gap	$(88,992)	$(115,951)	$(36,761)	$99,686

Capital Resources

The equity capital of the Bank totaled $55.4 million at December 31, 2012, an increase of $5.6 million, or 11.2%, from equity capital of $49.8 million at December 31, 2011.  The increase in equity capital was attributable to the Bank’s net income of $6.8 million, partially offset by dividends paid to the Company of $1.5 million and an increase of $0.3 million in the Bank’s after-tax unrealized gain/(loss) on available-for-sale securities which is recognized in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account.  The consolidated equity capital of the Company totaled $56.3 million at December 31, 2012 compared to $50.4 million at December 31, 2011.

The following table sets forth the applicable actual and required capital ratios for the Company and the Bank as of December 31, 2012:

Bank	December 31, 2012	Minimum Regulatory Requirement

Total risk-based capital ratio	16.59%	8.00%
Tier 1 Capital ratio	15.34%	4.00%
Leverage ratio	11.13%	4.00%

Company

Total risk-based capital ratio	16.86%	8.00%
Tier 1 Capital ratio	15.61%	4.00%
Leverage ratio	11.32%	4.00%

The above ratios indicate that the capital position of the Company and the Bank are sound and that the Company is well positioned for future growth.

There are no commitments of capital resources known to management which would have a material impact on the Bank’s capital position.

Fair Value Measurement

Fair value measurements for assets and liabilities where there exists limited or no observable market data and therefore measurements are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability, and other factors.  Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.  Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.  Additional information regarding the Company’s fair value measurements for assets and liabilities can be found in Note 19 of the consolidated financial statements.

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

Following is an analysis of significant off-balance sheet financial instruments:

	December 31,
	2012	2011
	(Dollars in thousands)
Commitments to extend credit	$48,976	$46,923
Standby letters of credit	1,029	5,288

Total	$50,005	$52,211

Contractual Obligations

We have various contractual obligations that we must fund as part of our normal operations.  The following table shows aggregate information about our contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2012, based upon rates in effect at December 31, 2012.

	Payments due by Period (Dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time Deposits	$169,376	$96,068	$59,840	$12,332	$1,136
Short-Term Debt	25,028	25,028	-	-	-
Data Processing Obligations	2,377	931	1,437	9
Operating Lease Obligations	318	214	82	22	-
Service Contract Obligations	459	243	192	24	-
Total	$197,558	$122,484	$61,551	$12,387	$1,136

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

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition
   as of December 31, 2012 and 2011

Consolidated Statements of Operations
   for the years ended December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income
   for the years ended December 31, 2012 and 2011

Consolidated Statements of Shareholders’ Equity
   for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows
   for the years ended December 31, 2012 and 2011

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report, this report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.         Other Information

Not applicable.

PART III

Certain information required by Part III of this Form 10-K is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Shareholders to be held on May 20, 2013 (the “Proxy Statement”).  The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the Securities and Exchange Commission.

Item 10.          Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference from the sections entitled “Corporate Governance and Board Matters,” “Election of Class I Directors”, “Election of Class II Director”, and “Executive Officers” contained in the Proxy Statement.

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

Item 13.          Certain Relationships and Related Transactions, and Director Independence

The information responsive to this item is incorporated by reference from the sections entitled “Corporate Governance and Board Matters” and “Transactions with Related Persons, Promoters and Certain Control Persons” contained in the Proxy Statement.

Item 14.          Principal Accountant Fees and Services

The information responsive to this item is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

Item 15.          Exhibits and Financial Statement Schedules

(a)1.  The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:

Reports of Independent Registered Public Accounting Firms

Consolidated Statements of Financial Condition as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

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

Exhibit Number		Description of Exhibit

10.2*	-
Amended and Restated 2004 Incentive Plan effective April 23, 2012 (incorporated herein by reference to Exhibit 10.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, previously filed with the Commission).

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

10.10.1*	-
Amendment No. 1 to Directors Equity Incentive Plan effective January 23, 2012 (incorporated herein by reference to Exhibit 10.10.1 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the Commission).

10.10.2*	-
Amendment No. 2 to Directors Equity Incentive Plan effective April 23, 2012 (incorporated herein by reference to Exhibit 10.3 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, previously filed with the Commission).

10.11*	-
Form of Restricted Stock Award and Details (incorporated by reference to Exhibit 10.4 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, previously filed with the Commission).

Exhibit Number		Description of Exhibit

10.12*^	-	First Bank of Georgia Supplemental Executive Retirement Plan for Key Officers effective October 22, 2007.

14.1	-	Code of Ethics (incorporated herein by reference to Exhibit 99.2 contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, previously filed with the Commission).

16.1	-
Letter from Cherry, Bekaert & Holland, LLP related to change in certifying accountant (incorporated by reference to Exhibit 16.1 contained in the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2012).

21.1^	-	Subsidiaries of the Registrant.

23.1^	-	Consent of Crowe Horwath LLP for 2012

23.2^		Consent of Cherry Bekaert LLP (formerly Cherry, Bekaert & Holland, L.L.P.) for 2011

31.1^	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2^	-	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1^	-	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1^	-	Financial Statements.

101.INS^	-	XBRL Instance Document**

101.SCH^	-	XBRL Taxonomy Extension Schema Document**

101.CAL^	-	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF^	-	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB^	-	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE^	-	XBRL Taxonomy Extension Presentation Linkbase Document**

  * -  Denotes a management contract or compensatory plan or arrangement.

** - In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.

^ - Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.

	By:	/s/ Remer Y. Brinson, III
Date: March 20, 2013		Remer Y. Brinson, III
President and Chief Executive Officer
(principal executive officer)

Date: March 20, 2013	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS	DATE	DIRECTORS	DATE

/s/ Patrick G. Blanchard	March 20, 2013	/s/ Jefferson B. A. Knox	March 20, 2013
Patrick G. Blanchard		Jefferson B. A. Knox

/s/ Remer Y. Brinson, III	March 20, 2013	/s/ John W. Lee	March 20, 2013
Remer Y. Brinson, III		John W. Lee

/s/ Mac A. Bowman	March 20, 2013	/s/ James L. Lemley, M.D.	March 20, 2013
Mac A. Bowman		James L. Lemley, M.D.

/s/ Philip G. Farr	March 20, 2013	/s/ William D. McKnight	March 20, 2013
Philip G. Farr		William D. McKnight

/s/ Samuel A. Fowler, Jr.	March 20, 2013	/s/ A. Montague Miller	March 20, 2013
Samuel A. Fowler, Jr.		A. Montague Miller

/s/ Arthur J. Gay, Jr.	March 20, 2013	/s/ Robert N. Wilson, Jr.	March 20, 2013
Arthur J. Gay, Jr.		Robert N. Wilson, Jr.

/s/ George H. Inman	March 20, 2013	/s/ Bennye M. Young	March 20, 2013
George H. Inman		Bennye M. Young

/s/ David W. Joesbury, Sr.	March 20, 2013
David W. Joesbury, Sr.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.6*^	-	Compensation Arrangement with Remer Y. Brinson, III.

10.7*^	-	Compensation Arrangement with Thomas J. Flournoy.

10.8*^	-	First Bank of Georgia Annual Incentive Plan for Remer Y. Brinson, III.

10.9*^	-	First Bank of Georgia Annual Incentive Plan for Thomas J. Flournoy.

10.12*^	-	First Bank of Georgia Supplemental Executive Retirement Plan for Key Officers effective October 22, 2007.

21.1^	-	Subsidiaries of the Registrant.

23.1^	-	Consent of Crowe Horwath LLP for 2012

23.2^		Consent of Cherry Bekaert LLP (formerly Cherry, Bekaert & Holland, L.L.P.) for 2011

31.1^	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2^	-	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1^	-	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1^	-	Financial Statements.

101.INS^	-	XBRL Instance Document**

101.SCH^	-	XBRL Taxonomy Extension Schema Document**

101.CAL^	-	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF^	-	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB^	-	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE^	-	XBRL Taxonomy Extension Presentation Linkbase Document**

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