Form 10-Q
period 2013-03-31
Georgia-Carolina Bancshares, Inc
filed 2013-05-06
CIK 1044082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013
- or -
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2013
Common Stock, $.001 Par Value	3,556,648 shares

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including  governmental  monetary  and  fiscal  policies,  deposit  levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors detailed from time to time in the Company’s periodic filings with the Commission, including Item 1A. “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  These risks are exacerbated by the continuing effects of the recession which began in 2008 and uncertain economic conditions in the United States and globally, and we are unable to predict with certainty what effects these economic conditions will have on our future operating results and financial condition.  The Company cautions that such factors are not exclusive.  The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Part I - FINANCIAL INFORMATION
Item 1.                      Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$21,524	$30,279
Securities available-for-sale	138,302	132,760

Loans	266,430	265,831
Allowance for loan losses	(5,490)	(5,954)
Loans, net	260,940	259,877

Loans held for sale at fair value	34,295	48,432
Bank-owned life insurance	10,085	10,001
Bank premises and equipment, net	9,119	8,790
Accrued interest receivable	1,754	1,772
Other real estate owned, net	5,235	5,876
Federal Home Loan Bank stock	697	1,865
Other assets	7,758	6,523
Total assets	$489,709	$506,175

Liabilities and Shareholders’ Equity
Liabilites
Deposits
Non-interest bearing	$71,995	$70,880
Interest-bearing:
NOW accounts	55,326	57,482
Savings	63,594	64,236
Money market accounts	67,875	54,982
Time deposits of $100,000 or more	107,407	111,537
Other time deposits	57,385	57,839
Total deposits	423,582	416,956

Short-term debt	-	25,028
Repurchase agreements	2,959	3,333
Other liabilities	4,862	4,533
Total liabilities	431,403	449,850

Shareholders’ equity
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	-	-
Common stock, par value $.001; 9,000,000 shares authorized; 3,555,283 and 3,528,296 shares issued and outstanding, respectively	4	4
Additional paid-in capital	15,777	15,687
Retained earnings	41,342	39,177
Accumulated other comprehensive income	1,183	1,457
Total shareholders’ equity	58,306	56,325

Total liabilities and shareholders’ equity	$489,709	$506,175

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Interest income
Interest and fees on loans	$3,884	$4,611
Interest on taxable securities	514	514
Interest on nontaxable securities	116	111
Other interest income	6	20
Total interest income	4,520	5,256

Interest expense
Interest on time deposits of $100,000 or more	282	470
Interest on other deposits	281	377
Interest on funds purchased and other borrowings	6	225
Total interest expense	569	1,072

Net interest income	3,951	4,184

Provision for loan losses	(602)	305

Net interest income after provision for loan losses	4,553	3,879

Non-interest income
Service charges on deposits	370	356
Mortgage banking activities	2,004	2,108
Net gains on sales of other real estate	145	26
Gain on sale of securities	13	-
Other	1,257	431
Total non-interest income	3,789	2,921

Non-interest expense
Salaries and employee benefits	3,074	2,942
Occupancy expenses	368	397
Other real estate owned expenses	159	212
Other	1,612	1,415
Total non-interest expense	5,213	4,966

Income before income taxes	3,129	1,834

Income tax expense	822	550

Net income	$2,307	$1,284

Earnings per common share
Basic	$0.65	$0.36
Diluted	$0.65	$0.36

Dividends per common share	$0.04	$0.00

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited
(dollars in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$2,307	$1,284

Other comprehensive income (loss):

Unrealized holding loss arising during the period	(502)	(75)
Tax effect of unrealized holding loss	237	20
Reclassification for gain included in net income	(13)	-
Tax effect of gain included in net income	4	-

Total other comprehensive income (loss)	(274)	(55)

Comprehensive income	$2,033	$1,229

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Shareholders' Equity
(Unaudited)
(dollars in thousands except share adnd per share data)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 1, 2012	3,592,140	$4	$16,301	$32,988	$1,152	$50,445
Net income	-	-	-	1,284	-	1,284
Other comprehensive income (loss)	-	-	-	-	(55)	(55)
Proceeds from exercise of stock options	26,051	-	119	-	-	119
Stock-based compensation expense	-	-	27	-	-	27
Issuance of restricted stock for compensation	8,488		3			3
Issuance of stock for directors' fees	7,187	-	54	-	-	54
Balance at March 31, 2012	3,633,866	$4	$16,504	$34,272	$1,097	$51,877

Balance at January 1, 2013	3,528,296	$4	$15,687	$39,177	$1,457	$56,325
Net income	-	-	-	2,307	-	2,307
Other comprehensive income (loss)	-	-	-	-	(274)	(274)
Stock-based compensation expense	-	-	24	-	-	24
Issuance of restricted stock for compensation	24,006	-	27	-	-	27
Issuance of stock for directors' fees	2,981	-	39	-	-	39
Dividends	-	-	-	(142)	-	(142)
Balance at March 31, 2013	3,555,283	$4	$15,777	$41,342	$1,183	$58,306

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$2,307	$1,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145	163
Provision for loan losses	(602)	305
Write-downs of other real estate owned	-	15
Gain on sale of other real estate owned	(145)	(26)
(Gain) loss on sale of equipment	1	-
(Gain) loss on sale of securities	(13)	-
Mortgage banking activities	(2,004)	(2,108)
Proceeds from sale of loans held for sale	107,648	106,867
Originations of loans held for sale	(91,507)	(93,461)
Increase in cash value of bank-owned life insurance	(84)	(83)
Stock-based compensation expense	51	30
Stock issued for directors' fees	39	54
Deferred income tax (benefit) expense	31	(300)
(Increase) decrease in accrued interest receivable	18	(84)
(Increase) decrease in other assets	(1,051)	670
Increase (decrease) in accrued interest payable	5	(3)
Increase in other liabilities	325	488
Net cash provided by operating activities	15,164	13,811

Cash flows from investing activities
Loan originations and collections, net	(604)	5,578
Purchases of available-for-sale securities	(20,146)	(10,807)
Proceeds from maturities and calls of available-for-sale securities	8,195	6,112
Proceeds from sales of available-for-sale securities	5,906	-
Proceeds from redemption of FHLB stock	1,168	-
Proceeds from sale of other real estate owned	929	1,213
Net additions to bank premises and equipment	(449)	(104)
Net cash provided by (used in) investing activities	(5,001)	1,992

Cash flows from financing activities
Net increase in deposits	6,626	2,736
Net repayments of short-term borrowings	(25,028)	-
Decrease in repurchase agreements	(374)	(400)
Proceeds from stock options exercised	-	119
Cash dividends paid	(142)	-
Net cash provided by (used in) financing activities	(18,918)	2,455

Net increase (decrease) in cash and due from banks	(8,755)	18,258

Cash and due from banks at beginning of the year	30,279	34,902
Cash and due from banks at end of the year	$21,524	$53,160

See notes to the consolidated financial statements.

Supplemental Consolidated Cash Flow Information

The Bank had the following significant non-cash transactions during the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Supplemental cash flow information:
Interest received	$4,538	$5,172
Interest paid	564	1,075
Income taxes paid	-	-

Supplemental noncash information:
Transfers from loans to other real estate owned	143	754
Unrealized loss on securities, net of tax	$(274)	$(55)

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements
March 31, 2013
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

The consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

Note 2 – Investment Securities

The amortized cost and fair value amounts of securities owned as of March 31, 2013 and December 31, 2012 are shown below:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	$60,713	$341	$(265)	$60,789
Mortgage-backed	47,205	1,155	(146)	48,214
State and municipal	24,857	780	(193)	25,444
Corporate bonds	3,787	68	-	3,855

Total	$136,562	$2,344	$(604)	$138,302

Note 2 – Investment Securities (continued)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	$55,404	$260	$(99)	$55,565
Mortgage-backed	50,074	1,313	(92)	51,295
State and municipal	21,974	852	(38)	22,788
Corporate bonds	3,052	68	(8)	3,112

Total	$130,504	$2,493	$(237)	$132,760

The amortized cost and fair value of securities as of March 31, 2013 by contractual maturity are as follows. Actual maturities may differ from contractual maturities in mortgage-backed securities, as the mortgages underlying the securities may be called or prepaid without penalty; therefore, these securities are not included in the maturity categories in the following maturity summary.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
	(dollars in thousands)

Less than one year	$14,195	$14,088
One to five years	26,437	26,748
Five to ten years	30,214	30,639
Over ten years	18,511	18,613
Mortgage-backed securities	47,205	48,214
Total	$136,562	$138,302

Securities with a carrying amount of approximately $58.8 million and $53.7 million were pledged to secure public deposits and for other purposes at March 31, 2013 and December 31, 2012, respectively.

During the three months ended March 31, 2013, the Bank sold $5.9 million in securities available-for-sale, realizing gains of $71,600 and losses of $58,500 for a net gain of $13,100.  During the three months ended March 31, 2012, there were no sales of securities available-for-sale.

For the three months ended March 31, 2013, the Bank reclassified $13,000 in gains from accumulated other comprehensive income to gain on sale of securities.  The tax effect of $4,000 was included in income tax expense.

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

Note 2 – Investment Securities (continued)

Information pertaining to securities with gross unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2013
	Less than Twelve Months			Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	14	$23,234	$(265)	1	$1,254	*
Mortgage-backed	8	14,986	(146)	-	-	-
State and municipal	15	6,176	(193)	-	-	-
Corporate bonds	2	1,746	*	-	-	-

Total	39	$46,142	$(604)	1	$1,254	*
*  Gross unrealized loss is less than $1,000.

	December 31, 2012
	Less than Twelve Months			Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	7	$13,757	$(99)	1	$1,365	*
Mortgage-backed	2	4,794	(92)	-	-	-
State and municipal	5	2,035	(38)	-	-	-
Corporate bonds	1	992	(8)	-	-	-

Total	15	$21,578	$(237)	1	$1,365	*
*  Gross unrealized loss is less than $1,000.

At March 31, 2013, the gross unrealized losses in securities available-for-sale are primarily the result of changes in market interest rates and are not related to the credit quality of the underlying issuer.  The Bank has determined that no declines in market value are deemed to be other than temporary at March 31, 2013.

Included in “Other assets” is an investment of approximately $262,500, net of amortization, in a real estate rehabilitation project located in Georgia that will provide the Bank with state tax credits for approximately the next four years.

Note 3 – Loans

The Bank engages in a full complement of lending activities, including commercial, consumer and real estate loans.  The composition of loans at March 31, 2013 and December 31, 2012 is summarized as follows:

	March 31, 2013	December 31, 2012
	(dollars in thousands)

Commercial and industrial	$20,177	$19,816
Real estate - construction, land and land development	57,586	55,926
Real estate - residential	53,073	55,495
Real estate - commercial	131,919	130,729
Consumer	3,726	3,921
Total loans	266,481	265,887
Deferred loan fees	(51)	(56)
Total loans	266,430	265,831
Allowance for loan losses	(5,490)	(5,954)

Loans, net of allowance for loan losses	$260,940	$259,877

Loan segments

Commercial and industrial loans are directed principally towards individual, partnership or corporate borrowers, for a variety of business purposes.  These loans include short-term lines of credit, short-term to medium-term plant and equipment loans, and loans for general working capital.  Risks associated with this type of lending arise from the impact of economic stresses on the business operations of borrowers. The Bank mitigates such risks in the loan portfolio by diversifying lending across North American Industry Classification System (“NAICS”) codes and has experienced very low levels of loss for this loan type for the past three years.

Real estate – construction, land and land development loans consist of residential and commercial construction loans as well as land and land development loans.  Land development loans are primarily construction and development loans to builders in the Augusta and Savannah, Georgia markets.  Given the significant decline in value for both developed and undeveloped land due to reduced demand, these loan portfolios possess an increased level of risk compared to other loan types. The Bank’s approach to financing the development, financing the construction and providing the ultimate residential mortgage loans to the residential property purchasers has resulted in less exposure to the effects of the aforementioned decline in property values.  These loans include certain real estate – construction loans classified as acquisition, development & construction.  The loans are managed by the Bank’s construction division.

Real estate – residential loans include residential mortgage lending and are primarily single-family residential loans secured by the residential property.  Due to the decline in residential property values and stagnant resale market, this loan type has experienced a slight increase in losses over the past three years.  Home equity lines are also included in real estate – residential loans.

Note 3 – Loans (continued)

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

Grade 1:  Highest quality - Alternate sources of cash exist, such as the commercial paper market, capital market, internal liquidity or other bank lines.  These are national or regional companies with excellent cash flow which covers all debt service requirements and a significant portion of capital expenditures.  Balance sheet strength and liquidity are excellent and exceed the industry norms.  Financial trends are positive.  The companies are market leaders within the industry and the industry performance is excellent. This grade includes loans which are fully secured by cash or equivalents.  This grade includes loans secured by marketable securities with no less than 25% margin. Borrowers are of unquestionable financial strength.  Financial standing of individual is known and borrower exhibits superior liquidity, net worth, cash flow and leverage.

Grade 2:  Above average quality - There is minimal risk.  Borrowers have strong, stable financial trends.  There is strong cash flow covering debt service requirements and some portion of capital expenditures.  Alternate sources of repayment are evident and financial ratios are comparable to or exceed the industry norms.  Financial trends are positive.  Borrower has prominent position within the industry or the local economy and the industry performance is above average.  Management is strong in most areas and backup depth is good.  This grade includes loans secured by marketable securities with a margin less than 25%, and includes individuals who have stable and reliable cash flow and above average liquidity and cash flow.  There is modest risk from exposure to contingent liabilities.

Grade 3:  Average quality - Cash flow is adequate to cover all debt service requirements but not capital expenditures.  Balance sheet may be leveraged but still comparable to industry norms.  Financial trends are stable to mixed over the long term but no significant concerns presently exist.  Generally there is a stable industry outlook, although there may be some cyclical characteristics.  Borrowers are of average position in the industry or the local economy.  The management team is considered capable and stable.  This grade includes individuals with reliable cash flow and alternate sources of repayment which may require the sale of assets.  Financial position has been leveraged to a modest degree. However, the individual has a relatively strong net worth considering income and debt.

Grade 4:  Below average quality - Loan conditions require more frequent monitoring.  Stability is lacking in the primary repayment source, cash flow, credit history or liquidity; however, the instability is manageable and considered temporary.  Overall trends are not yet adverse.  These loans exhibit Grade 3 financial characteristics but lack proper and complete documentation.  The individuals’ sources of income or cash flow have become unstable or may possibly decline given current business or economic conditions.  The individual has a highly leveraged financial position or limited capital.  Speculative construction loans originated by third parties are included in this grade.

Note 3 – Loans (continued)

Grade 5:  Other Assets Especially Mentioned - These loans have potential weaknesses which may inadequately protect the Bank’s position at some future date.  Unlike a Grade 4 credit, adverse trends in the obligor’s operations and/or financial position are evident, but have not yet developed into well-defined credit weaknesses.  Specific negative events within the obligor or the industry have occurred, which may jeopardize cash flow.  Borrower’s operations are highly cyclical or vulnerable to economic or market conditions.  Management has potential weaknesses and backup depth is lacking.  Borrower is taking positive steps to alleviate potential weaknesses and has the potential for improvement and upgrade.  Corrective strategy to protect the Bank may be required and active management attention is warranted.  Some minor delinquencies may exist from time to time.  Individuals exhibit some degree of weakness in financial condition.  This may manifest itself in a reduction of net worth and liquidity.  Infrequent delinquencies may occur.

Grade 6:  Substandard - A substandard loan has a well-defined weakness or weaknesses in the primary repayment source and undue reliance is placed on secondary repayment sources (collateral or guarantors).  No loss beyond the specific reserves of the allowance for loan losses allocated to these loans is presently expected based on a current assessment of collateral values and guarantor cash flow.  However, there is the distinct possibility that the Bank will sustain some future loss if the credit weaknesses are not corrected.  Management is inadequate to the extent that the business’s ability to continue operations is in question.  Intensive effort to correct the weaknesses and ensure protection against loss of principal (i.e. additional collateral) is mandatory.  Delinquency of principal or interest may exist.  Net worth, repayment ability, management and collateral protection, all exhibit weakness. In the case of consumer credit, closed end consumer installment loans delinquent between 90 and 119 days (4 monthly payments) will be minimally classified Substandard.  Open end consumer credits will be minimally classified Substandard if delinquent 90 to 179 days (4 to 6 billing cycles).

Grade 7: Doubtful - A doubtful loan has well-defined weaknesses as in Grade 6 with the added characteristic that collection or liquidation in full, on the basis of currently existing facts, conditions and values, is highly questionable and improbable.  The possibility of loss is very high, but because of certain important and reasonably specific pending factors which may work to strengthen the credit, its classification as a loss is deferred until a more exact status can be determined.  Pending factors include proposed merger, acquisition, liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.  Borrower is facing extreme financial distress, bankruptcy or liquidation, and prospects for recovery are limited.  Loans are seriously in default and should be on non-accrual status.  Collateral and guarantor protection are insufficient.  Efforts are directed solely at retirement of debt, e.g., asset liquidation.  Due to their highly questionable collectability, loans rated doubtful should not remain in this category for an extended period of time.

Grade 8:  Loss - Loans classified loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off the asset while pursuing recovery.  The Bank should not attempt long-term recoveries while the asset remains in the active loan system.  In the case of consumer credit, closed end consumer installment loans delinquent 120 days or more (5 monthly payments) will be classified Loss.  Open end consumer credits will be classified Loss if delinquent 180 days or more (7 or more billing cycles).

As of March 31, 2013 and December 31, 2012, the Bank had no loans classified as Grade 7 or 8.  It is the Bank’s practice, in most cases, to take a charge-off when a loan or portion of a loan is deemed doubtful or loss.  Consequently, the remaining principal balance, if applicable, which has been evaluated as collectible, is graded accordingly.

Note 3 – Loans (continued)

As of March 31, 2013 and December 31, 2012, the principal balance of risk grades of loans by loan class, were as follows:

Credit Risk Profile by Risk Grade Category:
	March 31, 2013
	(dollars in thousands)
	Grades 1 - 4	Grade 5	Grade 6	Total
Commercial and industrial	$20,105	$-	$72	$20,177
Real estate - construction, land and land development
Acquistion, development, & construction	12,533	516	-	13,049
Other real estate - construction	42,370	802	1,365	44,537
Real estate - residential
Home equity lines	19,509	101	-	19,610
Other real estate - residential	31,288	771	1,404	33,463
Real estate - commercial
Owner occupied	49,849	5,889	789	56,527
Non-owner occupied	72,463	2,749	180	75,392
Consumer	3,677	21	28	3,726
Total loans receivable	$251,794	$10,849	$3,838	$266,481

	December 31, 2012
	(dollars in thousands)
	Grades 1 - 4	Grade 5	Grade 6	Total
Commercial and industrial	$19,723	$32	$61	$19,816
Real estate - construction, land and land development
Acquistion, development, & construction	13,498	774	-	14,272
Other real estate - construction	41,344	192	118	41,654
Real estate - residential
Home equity lines	19,829	104	4	19,937
Other real estate - residential	33,446	81	2,031	35,558
Real estate - commercial
Owner occupied	47,833	5,191	1,804	54,828
Non-owner occupied	72,603	3,103	195	75,901
Consumer	3,872	22	27	3,921
Total loans receivable	$252,148	$9,499	$4,240	$265,887

The credit risk profile by risk grade category excludes accrued interest receivables of approximately $931,000 and $1,057,000 as of March 31, 2013 and December 31, 2012, respectively.

Note 3 – Loans (continued)

The following table presents the activity in the allowance for loan losses by loan segment and the allowance by impairment method as of and for the three months ended March 31, 2013 and 2012:

Allowance for Loan Losses Activity and Allowance by Impairment Method
For the Three Months Ended March 31, 2013
(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Unallocated	Total

Beginning balance	$225	$2,870	$794	$1,872	$77	$116	$5,954
Charge offs	-	-	(49)	(54)	(13)	-	(116)
Recoveries	1	229	3	11	10	-	254
Provisions	51	(751)	(34)	65	112	(45)	(602)
Ending balance	$277	$2,348	$714	$1,894	$186	$71	$5,490

Ending balances:
Individually evaluated for impairment	$26	$56	$76	$176	$-	$-	$334
Collectively evaluated for impairment	$251	$2,292	$638	$1,718	$186	$71	$5,156

Allowance for Loan Losses Activity and Allowance by Impairment Method
For the Three Months Ended March 31, 2012
(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Unallocated	Total

Beginning balance	$185	$3,219	$1,141	$1,706	$108	$445	$6,804
Charge offs	-	(481)	(162)	-	(37)	-	(680)
Recoveries	218	202	31	-	18	-	469
Provisions	(227)	302	110	103	3	14	305
Ending balance	$176	$3,242	$1,120	$1,809	$92	$459	$6,898

Ending balances:
Individually evaluated for impairment	$49	$-	$280	$354	$16	$-	$699
Collectively evaluated for impairment	$127	$3,242	$840	$1,455	$76	$459	$6,199

Note 3 – Loans (continued)

The following table presents the allowance by impairment method as of December 31, 2012:

Allowance by Impairment Method
December 31, 2012
(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Unallocated	Total
Individually evaluated for impairment	$28	$-	$59	$185	$-	$-	$272
Collectively evaluated for impairment	$197	$2,870	$735	$1,687	$77	$116	$5,682
Ending balances:	$225	$2,870	$794	$1,872	$77	$116	$5,954

The following table presents the recorded investment in loans receivable, including accrued interest and excluding deferred loan fees, by loan segment based on impairment method as of March 31, 2013 and December 31, 2012:

Recorded Investment in Loans Receivable
As of March 31, 2013
(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Total

Individually evaluated for impairment	$72	$1,520	$2,192	$6,092	$28	$9,904
Collectively evaluated for impairment	$20,176	$56,330	$51,095	$126,190	$3,717	$257,508

Ending balance total	$20,248	$57,850	$53,287	$132,282	$3,745	$267,412

Recorded Investment in Loans Receivable
As of December 31, 2012
(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Total

Individually evaluated for impairment	$90	$566	$2,376	$6,770	$27	$9,829
Collectively evaluated for impairment	$19,798	$55,657	$53,413	$124,420	$3,914	$257,202

Ending balance total	$19,888	$56,223	$55,789	$131,190	$3,941	$267,031

Note 3 – Loans (continued)

Impaired loans

Loans for which it is probable that the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired, and are individually evaluated for impairment.  The following tables present loans individually evaluated for impairment and the related allowance by loan segment as of and for the periods ended March 31, 2013 and December 31, 2012:

Impaired Loans
As of and for the Three Months Ended March 31, 2013
(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$46	$46	$-	$54	$-
Real estate - construction, land and land development
Acquistion, development, & construction	415	310	-	310	1
Other real estate - construction	856	667	-	684	3
Real estate - residential
Home equity lines	67	67	-	66	1
Other real estate - residential	1,907	1,831	-	1,831	10
Real estate - comercial
Owner occupied	4,971	4,937	-	4,937	47
Non-owner occupied	-	-	-	-	-
Consumer	39	28	-	28	-
Total	$8,301	$7,886	$-	$7,910	$62

With an allowance recorded:
Commercial and industrial	$26	$26	$26	$26	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	543	543	56	543	-
Real estate - residential
Home equity lines	-	-	-	-	-
Other real estate - residential	294	294	76	294	1
Real estate - comercial
Owner occupied	418	418	56	418	4
Non-owner occupied	752	737	120	740	9
Consumer	-	-	-	-	-
Total	$2,033	$2,018	$334	$2,021	$14

Total impaired loans
Commercial and industrial	$72	$72	$26	$80	$-
Real estate - construction, land and land development
Acquistion, development, & construction	415	310	-	310	1
Other real estate - construction	1,399	1,210	56	1,227	3
Real estate - residential
Home equity lines	67	67	-	66	1
Other real estate - residential	2,201	2,125	76	2,125	11
Real estate - comercial
Owner occupied	5,389	5,355	56	5,355	51
Non-owner occupied	752	737	120	740	9
Consumer	39	28	-	28	-
Total	$10,334	$9,904	$334	$9,931	$76

Note 3 – Loans (continued)

Impaired Loans
As of and for the Year Ended December 31, 2012
(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$60	$61	$-	$454	$25
Real estate - construction, land and land development
Acquistion, development, & construction	2,457	447	-	2,429	21
Other real estate - construction	197	119	-	206	5
Real estate - residential
Home equity lines	70	70	-	74	-
Other real estate - residential	2,129	1,964	-	2,283	96
Real estate - comercial
Owner occupied	6,053	5,866	-	6,168	258
Non-owner occupied	-	-	-	-	-
Consumer	37	27	-	41	-
Total	$11,003	$8,554	$-	$11,655	$405

With an allowance recorded:
Commercial and industrial	$29	$29	$29	$32	$2
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	-	-	-	-	-
Real estate - residential
Home equity lines	-	-	-	-	-
Other real estate - residential	342	342	60	346	23
Real estate - comercial
Owner occupied	143	143	23	149	8
Non-owner occupied	760	761	160	780	50
Consumer	-	-	-	-	-
Total	$1,274	$1,275	$272	$1,307	$83

Total impaired loans
Commercial and industrial	$89	$90	$29	$486	$27
Real estate - construction, land and land development
Acquistion, development, & construction	2,457	447	-	2,429	21
Other real estate - construction	197	119	-	206	5
Real estate - residential
Home equity lines	70	70	-	74	-
Other real estate - residential	2,471	2,306	60	2,629	119
Real estate - comercial
Owner occupied	6,196	6,009	23	6,317	266
Non-owner occupied	760	761	160	780	50
Consumer	37	27	-	41	-
Total	$12,277	$9,829	$272	$12,962	$488

For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

Note 3 – Loans (continued)

The following tables present a summary of current, past due and nonaccrual loans as of March 31, 2013 and December 31, 2012 by loan class:

Analysis of Current, Past Due and Nonaccrual Loans
As of March 31, 2013
(dollars in thousands)

	Accruing
	30-89 Days Past Due	90 Days or more Past Due	Nonaccrual	Total Past Due and Nonaccrual	Current and not Past Due or Nonaccrual	Total Loans Receivable
Commercial and industrial	$720	$-	$46	$766	$19,411	$20,177
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	13,049	13,049
Other real estate - construction	187	-	1,316	1,503	43,034	44,537
Real estate - residential
Home equity lines	70	17	101	188	19,422	19,610
Other real estate - residential	1,582	-	1,348	2,930	30,533	33,463
Real estate - comercial
Owner occupied	233	-	513	746	55,781	56,527
Non-owner occupied	-	-	180	180	75,212	75,392
Consumer	6	-	27	33	3,693	3,726
Total	$2,798	$17	$3,531	$6,346	$260,135	$266,481

Analysis of Current, Past Due and Nonaccrual Loans
As of December 31, 2012
(dollars in thousands)

	Accruing
	30-89 Days Past Due	90 Days or more Past Due	Nonaccrual	Total Past Due and Nonaccrual	Current and not Past Due or Nonaccrual	Total Loans Receivable
Commercial and industrial	$134	$-	$61	$195	$19,621	$19,816
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	134	134	14,138	14,272
Other real estate - construction	1,318	-	68	1,386	40,268	41,654
Real estate - residential
Home equity lines	211	-	108	319	19,618	19,937
Other real estate - residential	1,322	-	1,776	3,098	32,460	35,558
Real estate - comercial
Owner occupied	941	-	1,527	2,468	52,360	54,828
Non-owner occupied	772	-	195	967	74,934	75,901
Consumer	27	-	27	54	3,867	3,921
Total	$4,725	$-	$3,896	$8,621	$257,266	$265,887

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

The following tables present the Bank’s loans classified as troubled debt restructurings by loan class as of March 31, 2013 and December 31, 2012:

As of March 31, 2013
(dollars in thousands)

	Number of Contracts	Accrual	Nonaccrual	Total Restructurings
Commercial and industrial	1	$-	$23	$23
Real estate - construction, land and land development
Acquistion, development, & construction	2	155	310	465
Other real estate - construction	-	-	-	-
Real estate - residential
Home equity lines	1	66	-	66
Other real estate - residential	10	706	251	957
Real estate - comercial
Owner occupied	10	4,506	707	5,213
Non-owner occupied	-	-	-	-
Consumer	-	-	-	-
Total	24	$5,433	$1,291	$6,724

Note 3 – Loans (continued)

As of December 31, 2012
(dollars in thousands)

	Number of Contracts	Accrual	Nonaccrual	Total Restructurings
Commercial and industrial	1	$-	$34	$34
Real estate - construction, land and land development
Acquistion, development, & construction	2	310	134	444
Other real estate - construction	-	-	-	-
Real estate - residential
Home equity lines	1	66	-	66
Other real estate - residential	10	583	243	826
Real estate - comercial
Owner occupied	9	4,187	1,177	5,364
Non-owner occupied	-	-	-	-
Consumer	-	-	-	-
Total	23	$5,146	$1,588	$6,734

At March 31, 2013 and December 31, 2012, there were no outstanding commitments to advance additional funds on troubled debt restructurings.

For the three months ended March 31, 2013, there were four newly restructured loans that occurred which totaled $808,000 compared to one newly restructured loan which totaled $66,000 for the three months ended March 31, 2012.  The impact of these modifications were not material to the consolidated financial statements for the three months ended March 31, 2013 and 2012.

Loans receivable modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, for the three months ended March 31, 2013 and 2012, were $435,000 and $180,000, respectively.

Note 4 – Stock-Based Compensation

During the three months ended March 31, 2013 and 2012, the Company recorded stock option expense of $24,333 and $26,911, respectively.  The Company did not issue any stock options during the three months ended March 31, 2013 and 2012.  Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards.

During the three months ended March 31, 2013 and 2012, the Company made restricted stock awards totaling 24,006 and 8,488, respectively.  The awards granted in 2012 vest fully at the end of three years.  The awards granted in 2013 which vest fully at the end of three years totaled 16,406.  The awards granted in 2013 which vest fully at the end of five years totaled 7,600.  The Company recorded restricted stock expense of $27,086 and $3,006 during the three months ended March 31, 2013 and 2012, respectively.

Note 5 – Earnings Per Share

Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding.  Related to the Company’s granting of stock options to certain officers and other employees of the Company, diluted earnings per share are presented in the Consolidated Statements of Income.

The following table is a reconciliation of the income amounts and common stock amounts utilized in computing the Company’s earnings per share for the periods then ended:

	March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$2,307	3,546,895	$0.65
Effect of stock options outstanding	-	22,889	-
Diluted EPS
Net income available to common shareholder	$2,307	3,569,784	$0.65

	March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$1,284	3,609,991	$0.36
Effect of stock options outstanding	-	-	-
Diluted EPS
Net income available to common shareholder	$1,284	3,609,991	$0.36

For the three months ended March 31, 2013 and 2012, there were 106,483 and 175,182 outstanding stock options, respectively, that were antidilutive since the exercise price exceeded the average market price.

Note 6 – Fair Value Measurement

The Company utilizes fair value measurement to record fair value adjustments to certain assets and liabilities and to determine fair value measurements where required.  For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are as follows:

Note 6 – Fair Value Measurement (continued)

Level 1 – Valuations are readily obtainable because the assets and liabilities are traded in active exchange markets, such as the New York Stock Exchange.  At March 31, 2013, the Company had no Level 1 assets.

Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities.  The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets.  At March 31, 2013, the Company’s Level 2 assets included U.S. Government agency obligations, state and municipal bonds, mortgage-backed securities, and mortgage loans held for sale.

Level 3 – Valuations are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.  Level 3 assets include impaired loans and other real estate owned as discussed below.

Following is a description of valuation methodologies used for determining fair value for assets and liabilities:

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions.  Periodically, management compares the fair values obtained through its pricing provider with another independent party to determine reliability.  Management completed such a comparison during the second quarter of 2012 and noted differences were clearly immaterial.  The Company classified $138.3 million and $132.8 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2 at March 31, 2013 and December 31, 2012, respectively.

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once an individual loan is identified as impaired, management measures the impairment.   The fair value of impaired loans is estimated primarily using the collateral value.  However, in some cases other methods are used, such as market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans with respect to which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2013, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated selling costs.  Impaired loans where an allowance is established based on the fair value of collateral, or those that have been charged down to the fair value of collateral, require classification in the fair value hierarchy.  The fair value of the collateral is generally based on recent third party appraisals, tax valuations, or broker price opinions. The appraisals may include adjustments by the appraisers for differences between approaches such as the comparable sales approach and the income approach.

As such, the Company records these collateral dependent impaired loans at fair value as nonrecurring Level 3.  Collateral dependent impaired loans recorded at fair value totaled $2.7 million and $2.9 million at March 31, 2013 and December 31, 2012, respectively.  Specific loan loss allowances for these impaired loans totaled $334,000 and $272,000 at March 31, 2013 and December 31, 2012, respectively.

Note 6 – Fair Value Measurement (continued)

Loans Held for Sale
Loans held for sale are carried at fair value on a recurring basis, as determined by outstanding commitments from third party investors (Level 2).  The Company elected the fair value option for loans held for sale on July 1, 2012.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due, nor on non-accrual as of March 31, 2013 and December 31, 2012.  As of March 31, 2013 and December 31, 2012, the aggregate fair value was $34.3 million and $48.4 million, respectively; the contractual balance including accrued interest was $34.3 million and $48.3 million, respectively.

Interest Rate Lock Commitments
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  Changes in the fair values of these derivatives are included in mortgage banking activities.  At March 31, 2013 and December 31, 2012, the interest rate lock commitments with a positive fair value totaled $112,000 and $97,000, respectively, and were recorded in other assets. The interest rate lock commitments with a negative fair value at March 31, 2013 and December 31, 2012 totaled $126,000 and $49,000, respectively, and were recorded in other liabilities.

The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge against the change in interest rates resulting from its commitments to fund loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  At March 31, 2013 and December 31, 2012, the interest rate lock commitments with a positive fair value totaled $126,000 and $49,000, respectively, and were recorded in other assets.  The interest rate lock commitments with a negative fair value at March 31, 2013 and December 31, 2012 totaled $112,000 and $97,000, respectively, and were recorded in other liabilities.  At March 31, 2013 and December 31, 2012, the forward commitments for loans held for sale with a positive fair value totaled $181,000 and $83,000, respectively, and were recorded in other assets.  The forward commitments for loans held for sale with a negative fair value at March 31, 2013 and December 31, 2012 totaled $151,000 and $263,000, respectively, and were recorded in other liabilities.

Other Real Estate Owned
Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned establishing a new cost basis.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value less estimated selling costs.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  Most fair values of the collateral are based on an observable market price or a current appraised value; however, in some cases an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price.  Management may apply discount adjustments to the appraised value for estimated selling costs, information from comparable sales, and marketability of the property.  As such, the Company records other real estate owned with subsequent write downs after transfer as nonrecurring Level 3.  Other real estate owned that has had subsequent write-downs after transfer from loans to other real estate totaled $599,000 and $1.2 million at March 31, 2013 and December 31, 2012, respectively.

Note 6 – Fair Value Measurement (continued)

The tables below present information as of March 31, 2013 and December 31, 2012 about assets and liabilities which are measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2013, Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
U.S. Government and agency	$-	$60,789	$-	$60,789
Mortgage-backed - residential GSEs	-	48,214	-	48,214
State and municipal	-	25,444	-	25,444
Corporate bonds	-	3,855	-	3,855
Total	$-	$138,302	$-	$138,302

Loans held for sale	$-	$34,295	$-	$34,295
Derivative assets (1)	$-	$765	$-	$765
Derivative liabilities(1)	$-	$389	$-	$389
(1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

	Fair Value Measurements at December 31, 2012, Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
U.S. Government and agency	$-	$55,565	$-	$55,565
Mortgage-backed - residential GSEs	-	51,295	-	51,295
State and municipal	-	22,788	-	22,788
Corporate bonds	-	3,112	-	3,112
Total	$-	$132,760	$-	$132,760

Loans held for sale	$-	$48,432	$-	$48,432
Derivative assets (1)	$-	$485	$-	$485
Derivative liabilities(1)	$-	$409	$-	$409
(1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

There were no transfers between Level 1, Level 2 or Level 3 during the first three months of 2013 or 2012.

Note 6 – Fair Value Measurement (continued)

Assets measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements at March 31, 2013, Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Impaired loans, net of allowance
Commercial and industrial	$-	$-	$-	$-
Real estate - construction	-	-	890	890
Real estate - residential	-	-	268	268
Real estate - commercial	-	-	1,543	1,543
Consumer	-	-	15	15
Total impaired loans	$-	$-	$2,716	$2,716

Other real estate owned
Unimproved land	$-	$-	$363	$363
Real estate - residential	-	-	64	64
Real estate - commercial	-	-	172	172
Total other real estate owned	$-	$-	$599	$599

	Fair Value Measurements at December 31, 2012, Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Impaired loans, net of allowance
Commercial and industrial	$-	$-	$-	$-
Real estate - construction	-	-	542	542
Real estate - residential	-	-	477	477
Real estate - commercial	-	-	1,895	1,895
Consumer	-	-	16	16
Total impaired loans	$-	$-	$2,930	$2,930

Other real estate owned
Unimproved land	$-	$-	$642	$642
Real estate - residential	-	-	346	346
Real estate - commercial	-	-	172	172
Total other real estate owned	$-	$-	$1,160	$1,160

Note 6 – Fair Value Measurement (continued)

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,050,000 with a valuation allowance of $334,000 at March 31, 2013, resulting in an additional provision for loan losses of $334,000 for the three months ended March 31, 2013.  At December 31, 2012, impaired loans had a principal balance of $3,202,000 with a valuation allowance of $272,000, resulting in an additional provision for loan losses of $272,000 for the year ended December 31, 2012.

At March 31, 2013, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $599,000 with no valuation allowance and no valuation adjustments for the three months ended March 31, 2013.  At December 31, 2012, other real estate owned had a net carrying amount of $1,160,000 with no valuation allowance and $1,434,000 in valuation adjustments, resulting in a charge of $1,434,000 for the year ended December 31, 2012.

Note 6 – Fair Value Measurement (continued)

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013 for collateral dependent impaired loans and other real estate owned (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range			Weighted Average
Impaired loans:
Real estate – construction	$890	Sales comparison	Management and appraiser adjustment for difference between comparable sales	4.25%	-	43.28%	12.70%
Real estate – residential	268	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	-	94.00%	13.43%
Real estate - commercial	1,543	Sales comparison	Management and appraiser adjustment for difference between comparable sales	1.11%	-	10.30%	6.61%
		Income approach	Capitalization rate		9.50%		9.50%
Consumer	15	NADA or third party valuation of underlying collateral	Management adjustment for comparable sales		34.08%		34.08%
Total	$2,716

Other real estate owned:
Unimproved land	$363	Sales comparison	Management and appraiser adjustment for difference between comparable sales		0%		0.00%
Real estate - residential	64	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	-	94.00%	62.08%
Real estate – commercial	172	Sales comparison	Management and appraiser adjustment for difference between comparable sales	25.92%	-	90.00%	25.92%
		Income approach	Capitalization rate		10.00%		10.00%
Total	$599

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

The methods and assumptions, not previously presented, used to estimate the fair value of significant financial instruments are as follows:

Cash and due from banks - The carrying value of cash and due from banks approximates the fair value and these instruments are classified as Level 1.

Federal Home Loan Bank stock - The fair value of Federal Home Loan Bank (“FHLB”) stock is not readily ascertainable since no ready market exists for the stock and there are restrictions on its transferability.

Deposits - The fair value of time deposits is estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities and these instruments are classified as Level 2.  The carrying value of other deposits approximates the fair value and they are classified as Level 1.

Repurchase agreements - The carrying value of repurchase agreements approximates fair value due to their short-term nature and they are classified as Level 1.

Short-term borrowings - Fair value approximates the carrying value of other borrowings due to their short-term nature and they are classified as Level 1.

Note 6 – Fair Value Measurement (continued)

The carrying amount and estimated fair values of the Bank’s financial instruments at March 31, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements at March 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Financial assets:
Cash and due from banks	$21,524	$21,524	$-	$-	$21,524
Securities available for sale	138,302	-	138,302	-	138,302
Loans, net of allowance	260,940	-	-	262,857	262,857
Loans held for sale	34,295	-	34,295	-	34,295
Federal Home Loan Bank stock	697	N/A	N/A	N/A	N/A
Accrued interest receivable, loans	964	-	33	931	964
Accrued interest receivable, securities	790	-	790	-	790
Other derivative assets(1)	765	-	765	-	765

Financial liabilities
Time deposits	$164,792	$-	$165,999	$-	$165,999
Other deposits	258,790	258,790	-	-	258,790
Repurchase agreements	2,959	2,959	-	-	2,959
Short-term debt	-	-	-	-	-
Accrued interest payable, deposits	464	5	459	-	464
Accrued interest payable, repurchase agreements	-	-	-	-	-
Other derivative liabilities(1)	389	-	389	-	389
(1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

Note 6 – Fair Value Measurement (continued)

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Financial assets:
Cash and due from banks	$30,279	$30,279	$-	$-	$30,279
Securities available for sale	132,760	-	132,760	-	132,760
Loans, net of allowance	259,877	-	-	264,159	264,159
Loans held for sale	48,432	-	48,432	-	48,432
Federal Home Loan Bank stock	1,865	N/A	N/A	N/A	N/A
Accrued interest receivable, loans	1,123	-	66	1,057	1,123
Accrued interest receivable, securities	649	-	649	-	649
Other derivative assets(1)	485	-	485	-	485

Financial liabilities
Time deposits	$169,376	$-	$170,707	$-	$170,707
Other deposits	247,580	247,580	-	-	247,580
Repurchase agreements	3,333	3,333	-	-	3,333
Short-term debt	25,028	25,028	-	-	25,028
Accrued interest payable, deposits	458	5	453	-	458
Accrued interest payable, repurchase agreements	3	3	-	-	3
Other derivative liabilities(1)	409	-	409	-	409
(1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

Note 7 – Commitments and Contingencies

In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments that are not reflected in the consolidated financial statements.  These instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the consolidated financial statements when funds are disbursed or the instruments become payable.

The Bank uses the same credit policies for these off-balance sheet financial instruments as it does for other instruments that are recorded in the consolidated financial statements.

Following is an analysis of significant off-balance sheet financial instruments as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Commitments to extend credit	$51,105	$48,976
Standby letters of credit	1,174	1,029
Total	$52,279	$50,005

Note 7 – Commitments and Contingencies (continued)

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded.  The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers.  If deemed necessary by the Bank, the amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer.  Collateral held varies, but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

Loans sold under our mortgage loans held for sale portfolio contain certain representations and warranties in our loan sale agreements which provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions.  Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application, or inaccurate market value on the collateral property due to deficiencies in the appraisal.  In addition to these representations and warranties, our loan sale contracts define a condition in which the borrower defaults during a short period of time, typically 120 days to one year, as an Early Payment Default (“EPD”).

In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor.  Based on these recourse provisions, the Bank established a recourse liability for mortgage loans sold.  The following table presents the activity for the recourse liability for the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
	(dollars in thousands)
Beginning balance	$772	$245
Provision	125	125
Losses	(20)	(105)
Recoveries	-	115
Ending balance	$877	$380

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

Note 8 – Impact of Other Recently Issued Accounting Standards

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general component covers non impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is primarily based on the actual loss history experienced by the Bank over the most recent year.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries for the most recent three years; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Mortgage Banking Derivative

Loan commitments, whose underlying mortgage loans at origination will be held for sale upon funding of the loan, are derivative instruments.  Loan commitments are recognized on the consolidated balance sheet in other assets and other liabilities at fair value, with changes in their fair values recognized in mortgage banking activities.  At the inception of a loan commitment, the Bank generally will simultaneously enter into a best efforts forward commitment to protect the Bank from losses on sales of the loans underlying the loan commitment by securing the ultimate sale price and delivery date of the loan.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

Results of Operations

Overview

The Company’s net income was $2,307,000 for the quarter ended March 31, 2013, compared to $1,284,000 for the first quarter of 2012, an increase of 79.7%.  The increase in net income for the quarter was primarily due to a credit provision for loan losses and non-recurring bank owned life insurance death benefits.  Basic and diluted earnings per share were $0.65 for the quarter ended March 31, 2013.  Basic and diluted earnings per share were $0.36 for the quarter ended March 31, 2012.

The Company’s return on average assets on an annualized basis was 1.94% for the quarter ended March 31, 2013, compared to 1.05% for the quarter ended March 31, 2012.  The Company’s return on average equity on an annualized basis for the quarter ended March 31, 2013 was 16.36% compared to 9.96% for the quarter ended March 31, 2012.

Interest Income

Interest income for the three months ended March 31, 2013 and 2012 was $4,520,000 and $5,256,000, respectively, which was a decrease of $736,000 (14.0%).   This decrease was primarily the result of declining earning asset yields and continued soft loan demand.  As a result of reduced loan demand, management increased purchases of lower yielding investment securities.   Loan yields have also continued to decrease due to the competitive interest rate environment.  Net loans, including loans held for sale, were $295,235,000 at March 31, 2013 compared to $308,309,000 at December 31, 2012 and $312,999,000 at March 31, 2012.  The overall yield on earning assets decreased from 4.61% to 4.08%, comparing the first three months of 2012 to the first three months of 2013.

Interest Expense

Interest expense for the three months ended March 31, 2013 and 2012 was $569,000 and $1,072,000, respectively, which was a decrease of $503,000 (46.9%).  The Company has experienced a decline in interest expense primarily due to the downward repricing in interest rates paid on deposits, as well as a shift in the mix of interest-bearing deposits from higher yield time deposits to lower yield accounts such as NOW and money market accounts.  The Company paid off borrowings with the FHLB which decreased interest expense on other borrowings by $219,000 or 97.3%.  The Company’s cost of interest-bearing liabilities has declined from 1.12% for the first quarter of 2012 to 0.65% for the first quarter of 2013.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $3,951,000 and $4,184,000 for the three months ended March 31, 2013 and 2012, respectively, which was a decrease of $233,000 (5.6%).  As noted above, the decrease in net interest income was primarily the result of the decline in interest income due to lower earning asset yields, partially offset by the lower cost of interest-bearing deposits and decreased interest expense for other borrowings.  Interest-earning assets were $453,289,000 at March 31, 2013 compared to $460,340,000 at March 31, 2012, a decrease of $7,051,000 (1.5%).  Loans, including loans held for sale, are the highest yielding component of interest-earning assets.  Total gross loans, including loans held for sale, were $300,725,000 at March 31, 2013 compared to $312,999,000 at March 31, 2012, a decrease of $12,274,000 (3.9%).  Mortgage loans held for sale totaled $34,295,000 and $33,929,000 at March 31, 2013 and 2012, respectively.  Securities available-for-sale were $138,302,000 at March 31, 2013, compared to $104,903,000 at March 31, 2012, an increase of $33,399,000 (31.8%).  Interest bearing deposits with banks totaled $14,262,000 and $42,438,000 at March 31, 2013 and 2012, respectively which was a decrease of $28,176,000 (66.4%).  Interest-bearing customer deposits were $351,587,000 at March 31, 2013 compared to $359,492,000 at March 31, 2012, a decrease of $7,905,000 (2.2%).  Noninterest-bearing customer deposits were $71,995,000 at March 31, 2013 compared to $54,639,000 at March 31, 2012, an increase of $17,356,000 (31.8%).

Provision for Loan Losses

The Bank recorded a negative provision for loan losses of $602,000 for the three months ended March 31, 2013 compared to a provision expense of $305,000 for the three months ended March 31, 2012, a decrease of $907,000.  The negative provision and decrease from 2012 to 2013 was the result of decreasing historical loss rates, management’s detailed review of the Bank’s loan portfolio, the level of the Bank’s non-performing loans, net recoveries for the three months ended March 31, 2013, and  decreasing loan delinquencies.    The Bank’s specific reserve was $334,000 at March 31, 2013 compared to $699,000 at March 31, 2012, a decrease of $365,000 (52.2%).  Non-performing loans to total loans, excluding loans held for sale, was 1.33% at March 31, 2013 compared to 1.47% at December 31, 2012 and 2.18% at March 31, 2012.

As shown in the non-performing assets section below, the Bank has experienced a decrease of $365,000 in non-accrual loans during the first three months of 2013 and non-accrual loans have decreased $2,543,000 since March 31, 2012.  Each loan that the Bank deems impaired is subject to an analysis consisting of an evaluation of the underlying collateral and/or expectation of future cash flows to determine impairment and, if necessary, a specific allowance for loan losses reserve is established.  The ratio of the allowance for loan losses to total loans, excluding loans held for sale, decreased to 2.06% at March 31, 2013 from 2.24% at December 31, 2012, and 2.47% at March 31, 2012.  The Bank experienced a net recovery of $138,000 for the first three months of 2013 compared to net charge-offs of $211,000 for the first three months of 2012, resulting in annualized charge-off ratios of (-0.21%) and 0.30%, respectively.  Although the Bank’s annualized charge-off ratios have declined, the improved performance of the Bank’s loan portfolio is not necessarily indicative of future performance.  Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-interest Income

Non-interest income for the three months ended March 31, 2013 and 2012 was $3,789,000 and $2,921,000, respectively, which was an increase of $868,000 (29.7%).  Service charges on deposit accounts were $370,000 and $356,000 for the three months ended March 31, 2013 and 2012, respectively, a slight increase of $14,000 (3.9%).  Mortgage banking activities resulted in income of $2,004,000 and $2,108,000 for the three months ended March 31, 2013 and 2012, respectively, which was a decrease of $104,000 (4.9%).  The decrease was due to a decrease in pricing in the secondary market.   Loans sold in the secondary market for the first quarter of 2013 were $107,085,000 compared to $104,239,000 for the first quarter of 2012.  Substantially all loans originated by the division are sold in the secondary market with servicing rights released.  Other income was $1,257,000 and $431,000 for the three months ended March 31, 2013 and 2012, respectively.  The increase of $826,000 is mainly due to death insurance benefits from a Bank owned life insurance policy.

Non-interest Expense

Non-interest expense for the three months ended March 31, 2013 and 2012 was $5,213,000 and $4,966,000, respectively, which was an increase of $247,000 (5.0%).  Salary and employee benefit costs were $3,074,000 for the three months ended March 31, 2013, an increase of $132,000 (4.5%) from $2,942,000 for the three months ended March 31, 2012.  This increase was primarily due to an increase in the number of employees and normal salary increases. Occupancy expense decreased $29,000 (7.3%) from $397,000 to $368,000 for the three months ended March 31, 2012 and 2013, respectively.  OREO expense decreased $53,000 (25.0%) from $212,000 at March 31, 2012 to $159,000 at March 31, 2013.  The decrease in OREO expense is primarily due to a reduction in the number of properties.  Other non-interest expense for the three months ended March 31, 2013 increased by $197,000 (13.9%) to $1,612,000 from $1,415,000 for the three months ended March 31, 2012. The increase in other non-interest expense was primarily due to a reclassification of mortgage loan related expenses of $112,000 and an increase in data processing expense of $56,000 mainly due to complete implementation of new software for the mortgage division.    Another notable change included an increase in advertising expense of $40,000 from $30,000 for the three months ended March 31, 2012 to $70,000 for the three months ended March 31, 2013.

Income Taxes

The Company recorded income tax expense of $822,000 and $550,000 for the three months ended March 31, 2013 and 2012, respectively.  The increase in 2013 resulted from the increase in net income before taxes.  The effective tax rate was 26.3% and 30.0% for the three months ended March 31, 2013 and 2012, respectively.  The decrease in the effective tax rate was due to certain tax-exempt income items including a life insurance death benefit.

Financial Condition

Overview

Total consolidated assets at March 31, 2013 were $489,709,000, a decrease of $16,466,000 (3.3%) from December 31, 2012 total consolidated assets of $506,175,000.  This decrease is primarily due to the decrease in loans held for sale of $14,137,000 (29.2%) since December 31, 2012.   Gross loans, excluding loans held for sale, were $266,430,000 at March 31, 2013, an increase of $599,000 (0.2%) from $265,831,000 at December 31, 2012.  Investments in securities at March 31, 2013 were $138,302,000, an increase of $5,542,000 (4.2%) from $132,760,000 at December 31, 2012.  Cash and due from banks totaled $21,524,000 at March 31, 2013, and $30,279,000 at December 31, 2012, a decrease of $8,755,000 (28.9%).  Cash and due from banks at March 31, 2013 and December 31, 2012 included $11,892,000 and $14,475,000, respectively, of interest-bearing balances with the Federal Reserve Bank, at a minimal interest rate, that were included in interest-earning assets.

Total deposits at March 31, 2013 were $423,582,000, an increase of $6,626,000 (1.6%) from the December 31, 2012 balance of $416,956,000.  Interest-bearing customer deposits at March 31, 2013 were $351,587,000, an increase of $5,511,000 (1.6%) from the December 31, 2012 balance of $346,076,000. Time deposits decreased $4,584,000 while money market accounts increased $12,893,000.  NOW and savings accounts decreased $2,798,000 which offset the increase in other interest bearing deposit accounts.  Non-interest bearing deposits increased $1,115,000 (1.6%) from $70,880,000 at December 31, 2012 to $71,995,000 at March 31, 2013.  The Bank’s repurchase agreements totaled $2,959,000 at March 31, 2013, a decrease of $374,000 (11.2%) from the December 31, 2012 balance of $3,333,000.

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

The composition of non-performing assets for each reportable date is shown in the table below.

	March 31, 2013	December 31, 2012	March 31, 2012
	(dollars in thousands)
Non-accrual loans	$3,531	$3,896	$6,074
Other real estate owned	5,235	5,876	6,557
	$8,766	$9,772	$12,631

The Bank’s non-accrual loans decreased $365,000 (9.4%) during the first three months of 2013.  This decline is due to various factors, including charge-offs and transfers to OREO as well as pay-downs and movement to accrual status.  The Bank’s OREO decreased $641,000 (10.9%) during that same period.  Since March 31, 2012, non-accrual loans have decreased $2,543,000 (41.9%) and OREO has decreased $1,322,000 (20.2%).  The ratio of non-performing assets to total loans and OREO, excluding loans held for sale, was 3.23% at March 31, 2013, 3.60% at December 31, 2012, and 4.42% at March 31, 2012.  The continued reduction and disposition of non-performing assets is a management priority.

Troubled Debt Restructurings

As of March 31, 2013, the Bank had 24 loans totaling $6,724,000 classified as troubled debt restructurings.  As of December 31, 2012, the Bank had 23 loans totaling $6,734,000 classified as troubled debt restructurings.  Included in troubled debt restructurings were loans totaling $1,291,000 and $1,588,000 on nonaccrual as of March 31, 2013 and December 31, 2012, respectively.  As of March 31, 2013, three loans totaling $435,000 classified as a troubled debt restructuring were in default.  As of March 31, 2012, one loan totaling $180,000 classified as a troubled debt restructuring was in default.

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

The Bank has restructured one loan using this structure and the balance was $690,000 and $672,000 as of December 31, 2012 and March 31, 2013, respectively.  In accordance with the above tests, this loan was no longer classified as a trouble debt restructuring at March 31, 2013.

Allowance for Loan Losses

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of probable risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” For the quarter ended March 31, 2013, management determined that the provision for loan losses should be a negative provision of $602,000, compared to a loan loss provision of $305,000 for the quarter ended March 31, 2012.  The decrease is primarily the result of a decrease in non-performing loans, which totaled $3.5 million at March 31, 2013 compared to $6.0 million at March 31, 2012.  The Bank also had a decrease in specific reserves from $699,000 at March 31, 2012 to $334,000 at March 31, 2013.  During the quarter ended March 31, 2013, there were net recoveries of $145,000 or (0.21%) of loans annualized, compared to net charge-offs of $211,000 or 0.30% of loans annualized for the quarter ended March 31, 2012.  Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at March 31, 2013 was 40.0% compared to 42.4% at December 31, 2012.

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

The table below reflects the Bank’s current regulatory capital ratios, including comparisons to December 31, 2012 and regulatory minimums:

	March 31, 2013	December 31, 2012	Minimum Regulatory Requirement
Total risk-based capital ratio	17.49%	16.59%	8.00%
Tier 1 risk-based capital ratio	16.23%	15.34%	4.00%
Tier 1 leverage ratio	11.65%	11.13%	4.00%

On April 22, 2013, the Company declared a cash dividend of $0.045 per share of common stock to all shareholders of record as of May 7, 2013, payable on May 14, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2013 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management has developed and implemented policies and procedures for reviewing disclosure controls and procedures and internal control over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2013 and, based on such evaluation, has concluded that these controls and procedures are effective.  Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

3.2	-	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763).

10.1^	-	Summary of Future Performance-Based Restricted Stock Awards Approved by the Board of Directors on February 26, 2013.

10.2^	-	Summary of Amendment to Annual Incentive Plan for Named Executive Officers Approved by the Board of Directors on February 26, 2013.

31.1^	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	-	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*^		XBRL Instance Document

101.SCH*^		XBRL Taxonomy Extension Schema Document

101.CAL*^		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*^		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*^		XBRL Taxonomy Extension Label Linkbase Document

101.PRE*^		XBRL Taxonomy Extension Presentation Linkbase Document

*  -  In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended; except as shall be expressly set forth by specific reference in such filing.

^ - Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA-CAROLINA BANCSHARES, INC.

May 6, 2013                                                By:     /s/ Remer Y. Brinson, III
Remer Y. Brinson, III
President and Chief Executive Officer
(principal executive officer)

May 6, 2013                                                By:     /s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.                                        Description of Exhibit

Exhibit 10.1^	Summary of Future Performance-Based Restricted Stock Awards Approved by the Board of Directors on February 26, 2013.

Exhibit 10.2^	Summary of Amendment to Annual Incentive Plan for Named Executive Officers Approved by the Board of Directors on February 26, 2013.

Exhibit 31.1^	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2^	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*^	XBRL Instance Document

Exhibit 101.SCH*^	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document

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