Form 10-Q
period 2013-06-30
Georgia-Carolina Bancshares, Inc
filed 2013-08-02
CIK 1044082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2013
Common Stock, $.001 Par Value	3,557,600 shares

GEORGIA-CAROLINA BANCSHARES, INC.

Form 10-Q

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in the Company’s filings with the Securities and Exchange Commission (the “SEC”) and its reports to stockholders’ contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of our management, including, but not limited to, statements concerning the banking industry and our operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue,” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including competition, general economic and market conditions, deposit levels and loan demand, changes in interest rates, changes in the value of real estate and other collateral securing loans, securities portfolio values, interest rate risk management and sensitivity, exposure to regulatory and legislative changes, and other risks and uncertainties described in our periodic reports filed with the SEC, including the Annual Report, and particularly the sections entitled “Risk-Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Therefore, we can give no assurance that the results contemplated in the forward-looking statements will be realized. The inclusion of this forward-looking information should not be construed as a representation by us or any person that the future events, plans, or expectations contemplated by us will be achieved. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Financial Condition

(dollars in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$14,293	$30,279
Securities available-for-sale	152,634	132,760

Loans	263,620	265,831
Allowance for loan losses	(4,961)	(5,954)
Loans, net	258,659	259,877

Loans held for sale at fair value	34,480	48,432
Bank-owned life insurance	9,551	10,001
Bank premises and equipment, net	9,603	8,790
Accrued interest receivable	1,820	1,772
Other real estate owned, net	4,702	5,876
Federal Home Loan Bank stock	855	1,865
Other assets	9,881	6,523
Total assets	$496,478	$506,175

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$70,247	$70,880
Interest-bearing:
NOW accounts	56,146	57,482
Savings	67,293	64,236
Money market accounts	71,967	54,982
Time deposits of $100,000 or more	102,038	111,537
Other time deposits	57,283	57,839
Total deposits	424,974	416,956

Short-term debt	5,500	25,028
Repurchase agreements	3,045	3,333
Other liabilities	6,068	4,533
Total liabilities	439,587	449,850

Shareholders’ equity
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	-	-
Common stock, par value $.001; 9,000,000 shares authorized; 3,556,648 and 3,528,296 shares issued and outstanding, respectively	4	4
Additional paid-in capital	15,853	15,687
Retained earnings	43,301	39,177
Accumulated other comprehensive income/(loss)	(2,267)	1,457
Total shareholders’ equity	56,891	56,325

Total liabilities and shareholders’ equity	$496,478	$506,175

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Income

(Unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$3,786	$4,564	$7,670	$9,175
Interest on taxable securities	635	526	1,149	1,040
Interest on nontaxable securities	127	115	243	226
Other interest income	28	21	34	41
Total interest income	4,576	5,226	9,096	10,482

Interest expense
Interest on time deposits of $100,000 or more	266	429	548	899
Interest on other deposits	275	362	556	739
Interest on funds purchased and other borrowings	4	225	10	450
Total interest expense	545	1,016	1,114	2,088

Net interest income	4,031	4,210	7,982	8,394

Provision for loan losses	(1,200)	125	(1,802)	430

Net interest income after provision for loan losses	5,231	4,085	9,784	7,964

Non-interest income
Service charges on deposits	390	378	760	734
Mortgage banking activities	2,693	2,687	4,697	4,795
Net gains on sales of other real estate	14	(20)	159	6
Net gains on securities available for sale	78	-	91	1
Other	626	439	1,883	869
Total non-interest income	3,801	3,484	7,590	6,405

Non-interest expense
Salaries and employee benefits	3,291	2,960	6,365	5,902
Occupancy expenses	367	380	735	777
Other real estate owned expenses	543	279	702	491
Other	1,667	1,446	3,279	2,861
Total non-interest expense	5,868	5,065	11,081	10,031

Income before income taxes	3,164	2,504	6,293	4,338

Income tax expense	1,045	801	1,867	1,351

Net income	$2,119	$1,703	$4,426	$2,987

Earnings per common share
Basic	$0.60	$0.47	$1.25	$0.83
Diluted	$0.59	$0.47	$1.24	$0.83

Dividends per common share	$0.045	$0.040	$0.085	$0.040

 See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$2,119	$1,703	$4,426	$2,987

Other comprehensive income (loss):

Unrealized holding gain (loss) arising during the period	(5,073)	456	(5,589)	381
Tax effect of unrealized holding (gain) loss	1,674	(119)	1,925	(99)
Reclassification for gain included in net income	(78)	-	(91)	-
Tax effect of gain included in net income	27	-	31	-
Total other comprehensive income (loss)	(3,450)	337	(3,724)	282

Comprehensive income (loss)	$(1,331)	$2,040	$702	$3,269

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders' Equity

(Unaudited)

(dollars in thousands except share and per share data)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 1, 2012	3,592,140	$4	$16,301	$32,988	$1,152	$50,445
Net income	-	-	-	2,987	-	2,987
Other comprehensive income	-	-	-	-	282	282
Proceeds from exercise of stock options	26,051	-	120	-	-	120
Stock-based compensation expense	-	-	54	-	-	54
Issuance of restricted stock for compensation	15,988	-	13	-	-	13
Issuance of stock for directors' fees	9,557	-	72	-	-	72
Repurchase of common shares	(40,000)	-	(330)	-	-	(330)
Dividends	-	-	-	(146)	-	(146)
Balance at June 30, 2012	3,603,736	$4	$16,230	$35,829	$1,434	$53,497

Balance at January 1, 2013	3,528,296	$4	$15,687	$39,177	$1,457	$56,325
Net income	-	-	-	4,426	-	4,426
Other comprehensive loss	-	-	-	-	(3,724)	(3,724)
Stock-based compensation expense	-	-	48	-	-	48
Issuance of restricted stock for compensation	24,006	-	62	-	-	62
Issuance of stock for directors' fees	4,346	-	56	-	-	56
Dividends	-	-	-	(302)	-	(302)
Balance at June 30, 2013	3,556,648	$4	$15,853	$43,301	$(2,267)	$56,891

 See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$4,426	$2,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296	321
Provision for loan losses	(1,802)	430
Write-downs of other real estate owned	386	103
Net gains on sale of other real estate owned	(159)	(6)
Loss on sale of equipment	4	-
Net gains on securities available for sale	(91)	(1)
Gain on bank owned life insurance	(806)	-
Mortgage banking activities	(4,697)	(4,795)
Proceeds from sale of loans held for sale	210,538	200,991
Originations of loans held for sale	(191,889)	(197,918)
Increase in cash value of bank-owned life insurance	(165)	(166)
Stock-based compensation expense	110	67
Stock issued for directors' fees	56	72
Deferred income tax benefit	(19)	(300)
Increase in accrued interest receivable	(48)	(89)
Increase in other assets	(1,527)	(486)
Increase (decrease) in accrued interest payable	25	(29)
Increase in other liabilities	1,511	2,026
Net cash provided by operating activities	16,149	3,207

Cash flows from investing activities
Loan originations and collections, net	2,835	2,928
Purchases of available-for-sale securities	(53,495)	(25,697)
Proceeds from maturities and calls of available-for-sale securities	15,387	12,910
Proceeds from sales of available-for-sale securities	12,735	-
Proceeds from redemption of FHLB stock	1,010	159
Proceeds from sale of other real estate owned	1,132	3,024
Proceeds from life insurance death benefit	1,421	-
Net additions to bank premises and equipment	(1,060)	(131)
Net cash used in investing activities	(20,035)	(6,807)

Cash flows from financing activities
Net increase in deposits	8,018	1,982
Net repayments of short-term borrowings	(19,528)	-
Decrease in repurchase agreements	(288)	(462)
Proceeds from stock options exercised	-	120
Repurchase shares of common stock	-	(330)
Cash dividends paid	(302)	(146)
Net cash provided by (used in) financing activities	(12,100)	1,164

Net decrease in cash and due from banks	(15,986)	(2,436)

Cash and due from banks at beginning of the year	30,279	34,902
Cash and due from banks at end of the year	$14,293	$32,466

 See notes to the consolidated financial statements.

Supplemental Consolidated Cash Flow Information

The Bank had the following significant non-cash transactions during the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Supplemental cash flow information:
Interest received	$9,048	$10,393
Interest paid	1,089	2,117
Income taxes paid	1,150	725

Supplemental noncash information:
Transfers from loans to other real estate owned	185	2,872
Unrealized gain (loss) on securities, net of tax	$(3,664)	$282

 See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Georgia-Carolina Bancshares, Inc. (the “Company”), its wholly owned subsidiary, First Bank of Georgia (the “Bank”), and the wholly owned subsidiary of the Bank, Willhaven Holdings, LLC. All intercompany transactions and accounts have been eliminated in the consolidation of the Company and the Bank.

The consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

Note 2 – Investment Securities

The amortized cost and fair value amounts of securities owned as of June 30, 2013 and December 31, 2012 are shown below:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	$62,785	$239	$(1,873)	$61,151
Mortgage-backed	58,840	640	(1,279)	58,201
State and municipal	29,569	320	(1,291)	28,598
Corporate bonds	4,774	6	(96)	4,684

Total	$155,968	$1,205	$(4,539)	$152,634

Note 2 – Investment Securities (continued)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	$55,404	$260	$(99)	$55,565
Mortgage-backed	50,074	1,313	(92)	51,295
State and municipal	21,974	852	(38)	22,788
Corporate bonds	3,052	68	(8)	3,112

Total	$130,504	$2,493	$(237)	$132,760

The amortized cost and fair value of securities as of June 30, 2013 by contractual maturity are as follows. Actual maturities may differ from contractual maturities in mortgage-backed securities, as the mortgages underlying the securities may be called or prepaid without penalty; therefore, these securities are not included in the maturity categories in the following maturity summary.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
	(dollars in thousands)

Less than one year	$13,600	$12,686
One to five years	14,127	13,715
Five to ten years	47,122	46,280
Over ten years	22,279	21,752
Mortgage-backed securities	58,840	58,201
Total	$155,968	$152,634

Securities with a carrying amount of approximately $56.9 million and $53.7 million were pledged to secure public deposits and for other purposes at June 30, 2013 and December 31, 2012, respectively.

During the six months ended June 30, 2013, the Bank sold $12.7 million in securities available-for-sale, realizing gains of $158,000 and losses of $74,400 for a net gain of $83,600. During the six months ended June 30, 2012, there were no sales of securities available-for-sale.

For the six months ended June 30, 2013, the Bank reclassified $91,000 in gains from accumulated other comprehensive income to gain on sale of securities. The tax effect of $31,000 was included in income tax expense.

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

Note 2 – Investment Securities (continued)

Information pertaining to securities with gross unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2013
	Less than Twelve Months			Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	25	$40,404	$(1,873)	-	$-	$-
Mortgage-backed	22	36,681	(1,279)	-	-	-
State and municipal	41	20,207	(1,291)	-	-	-
Corporate bonds	4	3,499	(96)	-	-	-

Total	92	$100,791	$(4,539)	-	$-	$-

	December 31, 2012
	Less than Twelve Months			Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	7	$13,757	$(99)	1	$1,365	*
Mortgage-backed	2	4,794	(92)	-	-	-
State and municipal	5	2,035	(38)	-	-	-
Corporate bonds	1	992	(8)	-	-	-

Total	15	$21,578	$(237)	1	$1,365	*

*        Gross unrealized loss is less than $1,000.

At June 30, 2013, the gross unrealized losses in securities available-for-sale are primarily the result of changes in market interest rates and are not related to the credit quality of the underlying issuer. The Bank has determined that no declines in market value are deemed to be other than temporary at June 30, 2013.

Included in “Other assets” is an investment of approximately $236,250 net of amortization, in a real estate rehabilitation project located in Georgia that will provide the Bank with state tax credits for approximately the next four years.

Note 3 – Loans

The Bank engages in a full complement of lending activities, including commercial, consumer and real estate loans. The composition of loans at June 30, 2013 and December 31, 2012 is summarized as follows:

	June 30, 2013	December 31, 2012
	(dollars in thousands)

Commercial and industrial	$18,288	$19,816
Real estate - construction, land and land development	59,752	55,926
Real estate - residential	53,473	55,495
Real estate - commercial	128,401	130,729
Consumer	3,750	3,921
Total loans	263,664	265,887
Deferred loan fees	(44)	(56)
Total loans, net of deferred fees	263,620	265,831
Allowance for loan losses	(4,961)	(5,954)

Loans, net of allowance for loan losses	$258,659	$259,877

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

Real estate – residential loans include residential mortgage lending and are primarily single-family residential loans secured by the residential property.  Residential property values have stabilized over the past year, and this loan type has experienced decreases in historical losses over the past three years. Home equity lines are also included in real estate – residential loans.

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

Loan risk grades

The Company categorizes loans into risk grades based on relevant information about the ability of borrowers to service their debt such as: future repayment ability, financial condition, collateral, administration, management ability of borrower, and history and character of borrower. Grades are assigned at loan origination and may be changed as a result of a loan review or at the discretion of management. The Company uses the following definitions for risk grades:

Grade 1: Highest quality - Alternate sources of cash exist, such as the commercial paper market, capital market, internal liquidity or other bank lines. These are national or regional companies with excellent cash flow which covers all debt service requirements and a significant portion of capital expenditures. Balance sheet strength and liquidity are excellent and exceed the industry norms. Financial trends are positive. The companies are market leaders within the industry and the industry performance is excellent. This grade includes loans which are fully secured by cash or equivalents. This grade includes loans secured by marketable securities with no less than 25% margin. Borrowers are of unquestionable financial strength. Financial standing of borrower is known and borrower exhibits superior liquidity, net worth, cash flow and leverage.

Grade 2: Above average quality - There is minimal risk. Borrowers have strong, stable financial trends. There is strong cash flow covering debt service requirements and some portion of capital expenditures. Alternate sources of repayment are evident and financial ratios are comparable to or exceed the industry norms. Financial trends are positive. Borrower has prominent position within the industry or the local economy and the industry performance is above average. Management is strong in most areas and management depth is good. This grade includes loans secured by marketable securities with a margin less than 25%, and includes borrowers who have stable and reliable cash flow and above average liquidity and cash flow. There is modest risk from exposure to contingent liabilities.

Grade 3: Average quality - Cash flow is adequate to cover all debt service requirements but not capital expenditures. Balance sheet may be leveraged but still comparable to industry norms. Financial trends are stable to mixed over the long term but no significant concerns presently exist. Generally there is a stable industry outlook, although there may be some cyclical characteristics. Borrowers are of average position in the industry or the local economy. The management team is considered capable and stable. This grade includes borrowers with reliable cash flow and alternate sources of repayment which may require the sale of assets. Financial position has been leveraged to a modest degree. However, the borrower has a relatively strong net worth considering income and debt.

Grade 4: Below average quality - Loan conditions require more frequent monitoring. Stability is lacking in the primary repayment source, cash flow, credit history or liquidity; however, the instability is manageable and considered temporary. Overall trends are not yet adverse. These loans exhibit Grade 3 financial characteristics but lack proper and complete documentation. Sources of income or cash flow have become unstable or may possibly decline given current business or economic conditions. The borrower has a highly leveraged financial position or limited capital. Speculative construction loans originated by third parties are included in this grade.

Note 3 – Loans (continued)

Grade 5: Other Assets Especially Mentioned - These loans have potential weaknesses which may inadequately protect the Bank’s position at some future date. Unlike a Grade 4 credit, adverse trends in the borrower’s operations and/or financial position are evident, but have not yet developed into well-defined credit weaknesses. Specific negative events within the borrower or the industry have occurred, which may jeopardize cash flow. Borrower’s operations are highly cyclical or vulnerable to economic or market conditions. Management has potential weaknesses and management depth is lacking. Borrower is taking positive steps to alleviate potential weaknesses and has the potential for improvement and upgrade. Corrective strategy to protect the Bank may be required and active management attention is warranted. Some minor delinquencies may exist from time to time. Borrowers exhibit some degree of weakness in financial condition. This may manifest itself in a reduction of net worth and liquidity.

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

As of June 30, 2013 and December 31, 2012, the Bank had no loans classified as Grade 7 or 8.  It is the Bank’s practice, in most cases, to take a charge-off when a loan or portion of a loan is deemed doubtful or loss.  Consequently, the remaining principal balance, if applicable, which has been evaluated as collectible, is graded accordingly.

Note 3 – Loans (continued)

As of June 30, 2013 and December 31, 2012, the principal balances of risk grades of loans by loan class, were as follows:

	June 30, 2013
	(dollars in thousands)
	Grades 1 - 4	Grade 5	Grade 6	Total
Commercial and industrial	$18,223	$20	$45	$18,288
Real estate - construction, land and land development
Acquistion, development, & construction	12,380	556	-	12,936
Other real estate - construction	44,507	955	1,354	46,816
Real estate - residential
Home equity lines	19,585	-	16	19,601
Other real estate - residential	31,758	491	1,623	33,872
Real estate - commercial
Owner occupied	50,396	5,470	1,215	57,081
Non-owner occupied	69,651	1,432	237	71,320
Consumer	3,721	-	29	3,750
Total loans receivable	$250,221	$8,924	$4,519	$263,664

	December 31, 2012
	(dollars in thousands)
	Grades 1 - 4	Grade 5	Grade 6	Total
Commercial and industrial	$19,723	$32	$61	$19,816
Real estate - construction, land and land development
Acquistion, development, & construction	13,498	774	-	14,272
Other real estate - construction	41,344	192	118	41,654
Real estate - residential
Home equity lines	19,829	104	4	19,937
Other real estate - residential	33,446	81	2,031	35,558
Real estate - commercial
Owner occupied	47,833	5,191	1,804	54,828
Non-owner occupied	72,603	3,103	195	75,901
Consumer	3,872	22	27	3,921
Total loans receivable	$252,148	$9,499	$4,240	$265,887

The credit risk profile by risk grade category excludes accrued interest receivables of approximately $952,000 and $1,057,000 as of June 30, 2013 and December 31, 2012, respectively.

Note 3 – Loans (continued)

The following table presents the activity in the allowance for loan losses by loan segment and the allowance by impairment method as of and for the three and six months ended June 30, 2013 and 2012:

Allowance for Loan Losses Activity and Allowance by Impairment Method

For the Three and Six Months Ended June 30, 2013

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Unallocated	Total

Three Months Ended June 30, 2013:
Beginning balance	$277	$2,348	$714	$1,894	$186	$71	$5,490
Charge offs	-	-	(4)	-	(17)	-	(21)
Recoveries	1	519	6	158	8	-	692
Provisions	(26)	(886)	3	(247)	4	(48)	(1,200)
Ending balance	$252	$1,981	$719	$1,805	$181	$23	$4,961

Six Months Ended June 30, 2013:
Beginning balance	$225	$2,870	$794	$1,872	$77	$116	$5,954
Charge offs	-	-	(54)	(53)	(30)	-	(137)
Recoveries	2	748	8	169	19	-	946
Provisions	25	(1,637)	(29)	(183)	115	(93)	(1,802)
Ending balance	$252	$1,981	$719	$1,805	$181	$23	$4,961

Ending balances:
Individually evaluated for impairment	$24	$-	$78	$123	$-	$-	$225
Collectively evaluated for impairment	$228	$1,981	$641	$1,682	$181	$23	$4,736

Note 3 – Loans (continued)

Allowance for Loan Losses Activity and Allowance by Impairment Method

For the Three and Six Months Ended June 30, 2012

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Unallocated	Total

Three Months Ended June 30, 2012:
Beginning balance	$176	$3,242	$1,120	$1,809	$92	$459	$6,898
Charge offs	-	(133)	(65)	-	(32)	-	(230)
Recoveries	6	47	2	-	6	-	61
Provisions	54	212	(290)	125	23	1	125
Ending balance	$236	$3,368	$767	$1,934	$89	$460	$6,854

Six Months Ended June 30, 2012:
Beginning balance	$185	$3,219	$1,141	$1,706	$108	$445	$6,804
Charge offs	-	(614)	(227)	-	(70)	-	(911)
Recoveries	224	248	34	-	25	-	531
Provisions	(173)	515	(181)	228	26	15	430
Ending balance	$236	$3,368	$767	$1,934	$89	$460	$6,854

Ending balances:
Individually evaluated for impairment	$47	$32	$75	$214	$14	$-	$382
Collectively evaluated for impairment	$189	$3,336	$692	$1,720	$75	$460	$6,472

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

Note 3 – Loans (continued)

The following table presents the recorded investment in loans receivable, including accrued interest and excluding deferred loan fees, by loan segment based on impairment method as of June 30, 2013 and December 31, 2012:

Recorded Investment in Loans Receivable

As of June 30, 2013

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Total

Individually evaluated for impairment	$45	$1,510	$2,388	$5,562	$29	$9,534
Collectively evaluated for impairment	$18,320	$58,515	$51,260	$123,209	$3,742	$255,046

Ending balance total	$18,365	$60,025	$53,648	$128,771	$3,771	$264,580

Recorded Investment in Loans Receivable

As of December 31, 2012

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Total

Individually evaluated for impairment	$90	$566	$2,376	$6,770	$27	$9,829
Collectively evaluated for impairment	$19,798	$55,657	$53,413	$124,420	$3,914	$257,202

Ending balance total	$19,888	$56,223	$55,789	$131,190	$3,941	$267,031

Note 3 – Loans (continued)

Impaired loans

Loans for which it is probable that the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired, and are individually evaluated for impairment. The following tables present loans individually evaluated for impairment and the related allowance by loan segment as of and for the periods ended June 30, 2013 and December 31, 2012:

Impaired Loans

As of and for the Three Months Ended June 30, 2013

(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$21	$21	$-	$23	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	1,808	1,510	-	1,794	7
Real estate - residential
Home equity lines	66	66	-	66	2
Other real estate - residential	2,041	1,963	-	2,025	11
Real estate - comercial
Owner occupied	4,869	4,833	-	4,883	48
Non-owner occupied	57	57	-	37	1
Consumer	40	29	-	40	-
Total	$8,902	$8,479	$-	$8,868	$69

With an allowance recorded:
Commercial and industrial	$24	$24	$24	$25	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	-	-	-	-	-
Real estate - residential
Home equity lines	16	16	7	17	-
Other real estate - residential	343	343	71	345	2
Real estate - comercial
Owner occupied	492	492	103	495	5
Non-owner occupied	195	180	20	195	-
Consumer	-	-	-	-	-
Total	$1,070	$1,055	$225	$1,077	$7

Total impaired loans
Commercial and industrial	$45	$45	$24	$48	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	1,808	1,510	-	1,794	7
Real estate - residential
Home equity lines	82	82	7	83	2
Other real estate - residential	2,384	2,306	71	2,370	13
Real estate - comercial
Owner occupied	5,361	5,325	103	5,378	53
Non-owner occupied	252	237	20	232	1
Consumer	40	29	-	40	-
Total	$9,972	$9,534	$225	$9,945	$76

Note 3 – Loans (continued)

Impaired Loans

As of and for the Six Months Ended June 30, 2013

(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$21	$21	$-	$27	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	1,808	1,510	-	1,391	13
Real estate - residential
Home equity lines	66	66	-	66	2
Other real estate - residential	2,041	1,963	-	2,014	20
Real estate - comercial
Owner occupied	4,869	4,833	-	4,916	95
Non-owner occupied	57	57	-	19	1
Consumer	40	29	-	41	-
Total	$8,902	$8,479	$-	$8,474	$131

With an allowance recorded:
Commercial and industrial	$24	$24	$24	$26	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	-	-	-	-	-
Real estate - residential
Home equity lines	16	16	7	17	-
Other real estate - residential	343	343	71	342	4
Real estate - comercial
Owner occupied	492	492	103	455	9
Non-owner occupied	195	180	20	195	-
Consumer	-	-	-	-	-
Total	$1,070	$1,055	$225	$1,035	$13

Total impaired loans
Commercial and industrial	$45	$45	$24	$53	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	1,808	1,510	-	1,391	13
Real estate - residential
Home equity lines	82	82	7	83	2
Other real estate - residential	2,384	2,306	71	2,356	24
Real estate - comercial
Owner occupied	5,361	5,325	103	5,371	104
Non-owner occupied	252	237	20	214	1
Consumer	40	29	-	41	-
Total	$9,972	$9,534	$225	$9,509	$144

Note 3 – Loans (continued)

Impaired Loans

As of and for the Three Months Ended June 30, 2012

(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$473	$475	$-	$507	$7
Real estate - construction, land and land development
Acquistion, development, & construction	2,054	100	-	156	-
Other real estate - construction	2,503	1,910	-	1,888	5
Real estate - residential
Home equity lines	93	93	-	93	1
Other real estate - residential	2,139	1,916	-	1,919	20
Real estate - comercial
Owner occupied	5,203	5,192	-	5,106	60
Non-owner occupied	2,290	340	-	420	-
Consumer	41	33	-	33	-
Total	$14,796	$10,059	$-	$10,122	$93

With an allowance recorded:
Commercial and industrial	$57	$58	$47	$58	$1
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	77	77	32	77	1
Real estate - residential
Home equity lines	-	-	-	-	-
Other real estate - residential	100	102	75	100	1
Real estate - comercial
Owner occupied	510	512	114	512	8
Non-owner occupied	583	583	100	588	9
Consumer	15	14	14	15	-
Total	$1,342	$1,346	$382	$1,350	$20

Total impaired loans
Commercial and industrial	$530	$533	$47	$565	$8
Real estate - construction, land and land development
Acquistion, development, & construction	2,054	100	-	156	-
Other real estate - construction	2,580	1,987	32	1,965	6
Real estate - residential
Home equity lines	93	93	-	93	1
Other real estate - residential	2,239	2,018	75	2,019	21
Real estate - comercial
Owner occupied	5,713	5,704	114	5,618	68
Non-owner occupied	2,873	923	100	1,008	9
Consumer	56	47	14	48	-
Total	$16,138	$11,405	$382	$11,472	$113

Note 3 – Loans (continued)

Impaired Loans

As of and for the Six Months Ended June 30, 2012

(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$473	$475	$-	$551	$17
Real estate - construction, land and land development
Acquistion, development, & construction	2,054	100	-	259	-
Other real estate - construction	2,503	1,910	-	2,028	10
Real estate - residential
Home equity lines	93	93	-	101	1
Other real estate - residential	2,139	1,916	-	1,983	45
Real estate - comercial
Owner occupied	5,203	5,192	-	5,383	116
Non-owner occupied	2,290	340	-	495	-
Consumer	41	33	-	34	-
Total	$14,796	$10,059	$-	$10,834	$189

With an allowance recorded:
Commercial and industrial	$57	$58	$47	$59	$1
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	77	77	32	78	2
Real estate - residential
Home equity lines	-	-	-	-	-
Other real estate - residential	100	102	75	100	3
Real estate - comercial
Owner occupied	510	512	114	514	16
Non-owner occupied	583	583	100	590	19
Consumer	15	14	14	16	-
Total	$1,342	$1,346	$382	$1,357	$41

Total impaired loans
Commercial and industrial	$530	$533	$47	$610	$18
Real estate - construction, land and land development
Acquistion, development, & construction	2,054	100	-	259	-
Other real estate - construction	2,580	1,987	32	2,106	12
Real estate - residential
Home equity lines	93	93	-	101	1
Other real estate - residential	2,239	2,018	75	2,083	48
Real estate - comercial
Owner occupied	5,713	5,704	114	5,897	132
Non-owner occupied	2,873	923	100	1,085	19
Consumer	56	47	14	50	-
Total	$16,138	$11,405	$382	$12,191	$230

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

Note 3 – Loans (continued)

The following tables present a summary of current, past due and nonaccrual loans as of June 30, 2013 and December 31, 2012 by loan class:

Analysis of Current, Past Due and Nonaccrual Loans

As of June 30, 2013

(dollars in thousands)

	Accruing
	30-89 Days Past Due	90 Days or more Past Due	Nonaccrual	Total Past Due and Nonaccrual	Current and not Past Due or Nonaccrual	Total Loans
Commercial and industrial	$77	$-	$17	$94	$18,194	$18,288
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	12,936	12,936
Other real estate - construction	197	-	1,311	1,508	45,308	46,816
Real estate - residential
Home equity lines	200	-	16	216	19,385	19,601
Other real estate - residential	468	-	1,548	2,016	31,856	33,872
Real estate - comercial
Owner occupied	161	-	860	1,021	56,060	57,081
Non-owner occupied	-	-	180	180	71,140	71,320
Consumer	35	-	28	63	3,687	3,750
Total	$1,138	$-	$3,960	$5,098	$258,566	$263,664

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

Note 3 – Loans (continued)

The Bank’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payments in accordance with the loan agreement appear relatively certain. The Bank’s policy generally requires six consecutive months of payment performance to warrant a return to accrual status.

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

Rate Modification - A modification in which the interest rate is changed below the current market rate.

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

The following tables present the Bank’s loans classified as troubled debt restructurings by loan class as of June 30, 2013 and December 31, 2012:

As of June 30, 2013

(dollars in thousands)

	Number of Contracts	Accrual	Nonaccrual	Total Restructurings
Commercial and industrial	-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-
Other real estate - construction	3	154	711	865
Real estate - residential
Home equity lines	1	66	-	66
Other real estate - residential	9	699	236	935
Real estate - comercial
Owner occupied	10	4,506	294	4,800
Non-owner occupied	-	-	-	-
Consumer	-	-	-	-
Total	23	$5,425	$1,241	$6,666

Note 3 – Loans (continued)

As of December 31, 2012

(dollars in thousands)

	Number of Contracts	Accrual	Nonaccrual	Total Restructurings
Commercial and industrial	1	$-	$34	$34
Real estate - construction, land and land development
Acquistion, development, & construction	2	310	134	444
Other real estate - construction	-	-	-	-
Real estate - residential
Home equity lines	1	66	-	66
Other real estate - residential	10	583	243	826
Real estate - comercial
Owner occupied	9	4,187	1,177	5,364
Non-owner occupied	-	-	-	-
Consumer	-	-	-	-
Total	23	$5,146	$1,588	$6,734

At June 30, 2013 and December 31, 2012, there were no outstanding commitments to advance additional funds on troubled debt restructurings.

For the three months ended June 30, 2013, there was one newly restructured loan that occurred which totaled $60,000 compared to two newly restructured loans which totaled $374,000 for the three months ended June 30, 2012. For the six months ended June 30, 2013, there were five newly restructured loans that occurred which totaled $854,000 compared to three newly restructured loans which totaled $440,000 for the six months ended June 30, 2012. The impact of these modifications was not material to the consolidated financial statements for the three and six months ended June 30, 2013 and 2012.

Loans receivable modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, for the six months ended June 30, 2013 and 2012, were $401,000 and $180,000, respectively.

Note 4 – Stock-Based Compensation

During the six months ended June 30, 2013 and 2012, the Company recorded stock option expense of $47,362 and $53,822, respectively. The Company did not issue any stock options during the six months ended June 30, 2013 and 2012. Future levels of compensation cost related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards.

During the six months ended June 30, 2013 and 2012, the Company made restricted stock awards totaling 24,006 and 15,988, respectively. The awards granted in 2012 vest fully at the end of three years. The awards granted in 2013 which vest fully at the end of three years totaled 16,406. The awards granted in 2013 which vest fully at the end of five years totaled 7,600. The Company recorded restricted stock expense of $62,210 and $13,185 during the six months ended June 30, 2013 and 2012, respectively.

Note 5 – Earnings Per Share

Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share include the effect of outstanding stock options. The following table is a reconciliation of the income amounts and common stock amounts utilized in computing the Company’s earnings per share for the periods then ended:

	For the Three Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$2,119	3,556,644	$0.60
Effect of stock options outstanding	-	32,069	(0.01)
Diluted EPS
Net income available to common shareholder	$2,119	3,588,713	$0.59

	For the Three Months Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$1,703	3,641,097	$0.47
Effect of stock options outstanding	-	-	-
Diluted EPS
Net income available to common shareholder	$1,703	3,641,097	$0.47

	For the Six Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$4,426	3,551,796	$1.25
Effect of stock options outstanding	-	26,744	(0.01)
Diluted EPS
Net income available to common shareholder	$4,426	3,578,540	$1.24

	For the Six Months Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$2,987	3,621,260	$0.83
Effect of stock options outstanding	-	-	-
Diluted EPS
Net income available to common shareholder	$2,987	3,621,260	$0.83

Note 5 – Earnings Per Share (continued)

For the three months ended June 30, 2013 and 2012, there were 47,365 and 264,253 outstanding stock options, respectively, that were antidilutive since the exercise price exceeded the average market price. For the six months ended June 30, 2013 and 2012, there were 106,483 and 271,617 outstanding stock options, respectively, that were antidilutive since the exercise price exceeded the average market price.

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

Level 1 – Valuations are readily obtainable because the assets and liabilities are traded on active exchange markets, such as the New York Stock Exchange. At June 30, 2013, the Company had no Level 1 assets.

Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets and valuations are based on observable market data in those markets. At June 30, 2013, the Company’s Level 2 assets included U.S. Government agency obligations, state and municipal bonds, mortgage-backed securities, corporate bonds, and mortgage loans held for sale.

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

Following is a description of valuation methodologies used for determining fair value for assets and liabilities:

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Periodically, management compares the fair values obtained through its pricing provider with another independent party to determine reliability. The Company classified $152.6 million and $132.8 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2 at June 30, 2013 and December 31, 2012, respectively.

Note 6 – Fair Value Measurement (continued)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once an individual loan is identified as impaired, management measures the impairment. The fair value of impaired loans is estimated primarily using the collateral value. However, in some cases other methods are used, such as market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans with respect to which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2013, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated selling costs. Impaired loans where an allowance is established based on the fair value of collateral, or those that have been charged down to the fair value of collateral, require classification in the fair value hierarchy. The fair value of the collateral is generally based on recent third party appraisals, tax valuations, or broker price opinions. The appraisals may include adjustments by the appraisers for differences between approaches such as the comparable sales approach and the income approach.

As such, the Company records these collateral dependent impaired loans at fair value as nonrecurring Level 3. Collateral dependent impaired loans recorded at fair value totaled $2.0 million and $2.9 million at June 30, 2013 and December 31, 2012, respectively. Specific loan loss allowances for these impaired loans totaled $225,000 and $272,000 at June 30, 2013 and December 31, 2012, respectively.

Loans Held for Sale

Loans held for sale are carried at fair value on a recurring basis, as determined by outstanding commitments from third party investors (Level 2). The Company elected the fair value option for loans held for sale on July 1, 2012. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due, nor on non-accrual as of June 30, 2013 and December 31, 2012. As of June 30, 2013 and December 31, 2012, the aggregate fair value was $34.5 million and $48.4 million, respectively; the contractual balance including accrued interest was $36.4 million and $48.3 million, respectively.

Interest Rate Lock Commitments

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on their values at inception and changes in mortgage interest rates from the date the interest on the loan is locked. The fair value at inception and any changes in the fair values of these derivatives are included in mortgage banking activities. At June 30, 2013 and December 31, 2012, the fair value at inception was $415,000 and $255,000 respectively. At June 30, 2013 and December 31, 2012, the interest rate lock commitments with a positive fair value totaled $29,000 and $97,000, respectively, and were recorded in other assets. The interest rate lock commitments with a negative fair value at June 30, 2013 and December 31, 2012 totaled $1.3 million and $49,000, respectively, and were recorded in other liabilities.

The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund loans. Changes in the fair values of these derivatives are included in net gains on sales of loans. At June 30, 2013 and December 31, 2012, the forward commitments for the interest rate lock commitments with a positive fair value totaled $1.3 million and $49,000, respectively, and were recorded in other assets. The forward commitments for the interest rate lock commitments with a negative fair value at June 30, 2013 and December 31, 2012 totaled $29,000 and $97,000, respectively, and were recorded in other liabilities.

Note 6 – Fair Value Measurement (continued)

At June 30, 2013 and December 31, 2012, the forward commitments for loans held for sale with a positive fair value totaled $2.5 million and $83,000, respectively, and were recorded in other assets. The forward commitments for loans held for sale with a negative fair value at June 30, 2013 and December 31, 2012 totaled $1,000 and $263,000, respectively, and were recorded in other liabilities.

Other Real Estate Owned

Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned, establishing a new cost basis. Subsequently, other real estate owned is carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Most fair values of the collateral are based on an observable market price or a current appraised value; however, in some cases an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price. Management may apply discount adjustments to the appraised value for estimated selling costs, information from comparable sales, and marketability of the property. As such, the Company records other real estate owned with subsequent write downs after transfer as nonrecurring Level 3. Other real estate owned that has had subsequent write-downs after transfer from loans to other real estate totaled $3.5 million and $1.2 million at June 30, 2013 and December 31, 2012, respectively.

The tables below present information as of June 30, 2013 and December 31, 2012 about assets and liabilities which are measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements at June 30, 2013, Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
U.S. Government and agency	$-	$61,151	$-	$61,151
Mortgage-backed - residential GSEs	-	58,201	-	58,201
State and municipal	-	28,598	-	28,598
Corporate bonds	-	4,684	-	4,684
Total	$-	$152,634	$-	$152,634

Loans held for sale	$-	$34,480	$-	$34,480
Derivative assets (1)	$-	$4,235	$-	$4,235
Derivative liabilities(1)	$-	$1,336	$-	$1,336

(1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

Note 6 – Fair Value Measurement (continued)

	Fair Value Measurements at December 31, 2012, Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
U.S. Government and agency	$-	$55,565	$-	$55,565
Mortgage-backed - residential GSEs	-	51,295	-	51,295
State and municipal	-	22,788	-	22,788
Corporate bonds	-	3,112	-	3,112
Total	$-	$132,760	$-	$132,760

Loans held for sale	$-	$48,432	$-	$48,432
Derivative assets (1)	$-	$485	$-	$485
Derivative liabilities(1)	$-	$409	$-	$409

 (1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

There were no transfers between Level 1, Level 2 or Level 3 during the first six months of 2013 or 2012.

Assets measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements at June 30, 2013, Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Impaired loans, net of allowance
Commercial and industrial	$-	$-	$-	$-
Real estate - construction	-	-	794	794
Real estate - residential	-	-	263	263
Real estate - commercial	-	-	983	983
Consumer	-	-	13	13
Total impaired loans	$-	$-	$2,053	$2,053

Other real estate owned
Unimproved land	$-	$-	$322	$322
Real estate - residential	-	-	221	221
Real estate - commercial	-	-	2,907	2,907
Total other real estate owned	$-	$-	$3,450	$3,450

Note 6 – Fair Value Measurement (continued)

	Fair Value Measurements at December 31, 2012, Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Impaired loans, net of allowance
Commercial and industrial	$-	$-	$-	$-
Real estate - construction	-	-	542	542
Real estate - residential	-	-	477	477
Real estate - commercial	-	-	1,895	1,895
Consumer	-	-	16	16
Total impaired loans	$-	$-	$2,930	$2,930

Other real estate owned
Unimproved land	$-	$-	$642	$642
Real estate - residential	-	-	346	346
Real estate - commercial	-	-	172	172
Total other real estate owned	$-	$-	$1,160	$1,160

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,278,000 with a valuation allowance of $225,000 at June 30, 2013, resulting in an additional provision for loan losses of $225,000 for the six months ended June 30, 2013. At December 31, 2012, impaired loans had a principal balance of $3,202,000 with a valuation allowance of $272,000, resulting in an additional provision for loan losses of $272,000 for the year ended December 31, 2012.

At June 30, 2013, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $3,450,000 with no valuation allowance and $386,000 in valuation adjustments for the six months ended June 30, 2013, resulting in a charge of $386,000 for the six months ended June 30, 2013. At December 31, 2012, other real estate owned had a net carrying amount of $1,160,000 with no valuation allowance and $1,434,000 in valuation adjustments, resulting in a charge of $1,434,000 for the year ended December 31, 2012.

 Note 6 – Fair Value Measurement (continued)

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013 for collateral dependent impaired loans and other real estate owned:

	Fair Value	Valuation Technique	Unobservable Inputs	Range			Weighted Average
Impaired loans:
Real estate – construction	$794	Sales comparison	Management and appraiser adjustment for difference between comparable sales	10.30%	-	44.92%	16.65%
Real estate – residential	263	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	-	94.00%	16.39%
Real estate - commercial	983	Sales comparison	Management and appraiser adjustment for difference between comparable sales	1.11%	-	10.00%	3.53%
		Income approach	Capitalization rate		9.50%		9.50%
Consumer	13	NADA or third party valuation of underlying collateral	Management adjustment for comparable sales		36.37%		36.37%
Total	$2,053

Other real estate owned:
Unimproved land	$322	Sales comparison	Management and appraiser adjustment for difference between comparable sales		0%		0.00%
Real estate - residential	221	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	-	68.27%	41.56%
Real estate – commercial	2,907	Sales comparison	Management and appraiser adjustment for difference between comparable sales	10.12%	-	90.00%	12.05%
		Income approach	Capitalization rate		10.00%		10.00%
Total	$3,450

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

Accrued interest receivable – The carrying value of accrued interest receivable for loans and securities approximates the fair value and is classified consistently with the level of the underlying asset.

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

Accrued interest payable – The carrying value of accrued interest payable for deposits, repurchase agreements and borrowings approximates the fair value and is classified consistently with the level of the underlying liability.

Note 6 – Fair Value Measurement (continued)

The carrying amount and estimated fair values of the Bank’s financial instruments at June 30, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements at June 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Financial assets:
Cash and due from banks	$14,293	$14,293	$-	$-	$14,293
Securities available for sale	152,634	-	152,634	-	152,634
Loans, net of allowance	258,659	-	-	260,546	260,546
Loans held for sale	34,480	-	34,480	-	34,480
Federal Home Loan Bank stock	855	N/A	N/A	N/A	N/A
Accrued interest receivable, loans	986	-	34	952	986
Accrued interest receivable, securities	834	-	834	-	834
Other derivative assets(1)	4,235	-	4,235	-	4,235

Financial liabilities
Time deposits	$159,321	$-	$160,545	$-	$160,545
Other deposits	265,653	265,653	-	-	265,653
Repurchase agreements	3,045	3,045	-	-	3,045
Short-term debt	5,500	5,500	-	-	5,500
Accrued interest payable, deposits	485	4	481	-	485
Accrued interest payable, repurchase agreements	-	-	-	-	-
Other derivative liabilities(1)	1,336	-	1,336	-	1,336

(1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

Note 6 – Fair Value Measurement (continued)

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Financial assets:
Cash and due from banks	$30,279	$30,279	$-	$-	$30,279
Securities available for sale	132,760	-	132,760	-	132,760
Loans, net of allowance	259,877	-	-	264,159	264,159
Loans held for sale	48,432	-	48,432	-	48,432
Federal Home Loan Bank stock	1,865	N/A	N/A	N/A	N/A
Accrued interest receivable, loans	1,123	-	-	1,123	1,123
Accrued interest receivable, securities	649	-	649	-	649
Other derivative assets(1)	485	-	485	-	485

Financial liabilities
Time deposits	$169,376	$-	$170,707	$-	$170,707
Other deposits	247,580	247,580	-	-	247,580
Repurchase agreements	3,333	3,333	-	-	3,333
Short-term debt	25,028	25,028	-	-	25,028
Accrued interest payable, deposits	458	5	453	-	458
Accrued interest payable, repurchase agreements	3	3	-	-	3
Other derivative liabilities(1)	409	-	409	-	409

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

Following is an analysis of significant off-balance sheet financial instruments as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Commitments to extend credit	$56,735	$48,976
Standby letters of credit	180	1,029
Total	$56,915	$50,005

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

In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor. Based on these recourse provisions, the Bank established a recourse liability for mortgage loans sold. The following table presents the activity for the recourse liability for the six months ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
	(dollars in thousands)
Beginning balance	$772	$245
Provision	250	250
Losses	(195)	(120)
Recoveries	-	195
Ending balance	$827	$570

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Georgia-Carolina Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia on January 31, 1997 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended. The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, state-chartered commercial bank. The Bank operates three offices in Augusta, Georgia, two offices in Martinez, Georgia, one office in Evans, Georgia, and one office in Thomson, Georgia. The Bank opened the branch in Evans, Georgia in May 2013. The Bank also operates non-depository, mortgage origination offices in Augusta, Georgia and Savannah, Georgia. The Bank is the parent company of Willhaven Holdings, LLC, which held certain other real estate of the Bank.

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

Results of Operations

Overview

The Company’s net income was $2,119,000 for the quarter ended June 30, 2013, compared to $1,703,000 for the second quarter of 2012, an increase of 24.4%. The Company’s net income was $4,426,000 for the six months ended June 30, 2013, compared to net income of $2,987,000 for the six months ended June 30, 2012. The increase in net income for the quarter and the six month period was primarily due to a credit provision for loan losses and an increase in non-interest income. Basic and diluted earnings per share were $0.60 and $0.59, respectively for the quarter ended June 30, 2013 compared to $0.47 for both basic and diluted for the quarter ended June 30, 2012. Basic and diluted earnings per share were $1.25 and $1.24, respectively for the six months ended June 30, 2013, compared to $0.83 for both basic and diluted for the six months ended June 30, 2012.

The Company’s return on average assets on an annualized basis was 1.73% for the quarter ended June 30, 2013, compared to 1.38% for the quarter ended June 30, 2012. The Company’s return on average equity on an annualized basis for the quarter ended June 30, 2013 was 14.26% compared to 12.85% for the quarter ended June 30, 2012. The Company’s return on average assets on an annualized basis was 1.83% for the six months ended June 30, 2013, compared to 1.22% for the six months ended June 30, 2012. The Company’s return on average equity on an annualized basis for the six months ended June 30, 2013 was 15.28% compared to 11.43% for the six months ended June 30, 2012.

Interest Income

Interest income for the three months ended June 30, 2013 and 2012 was $4,576,000 and $5,226,000, respectively, which was a decrease of $650,000 (12.4%).   Interest income for the six months ended June 30, 2013 was $9,096,000, a decrease of $1,386,000 (13.22%) from $10,482,000 for the six months ended June 30, 2012. This decrease was primarily the result of declining earning asset yields and continued soft loan demand. As a result of reduced loan demand, management increased purchases of lower yielding investment securities. Loan yields have also continued to decrease due to the competitive interest rate environment. Net loans, including loans held for sale, were $293,139,000 at June 30, 2013 compared to $308,309,000 at December 31, 2012 and $319,529,000 at June 30, 2012. The overall yield on earning assets decreased from 4.57% to 4.01%, comparing the second quarter of 2012 to the second quarter of 2013. The overall yield on earning assets decreased from 4.59% to 4.04% from the first six months of 2012 compared to the first six months of 2013.

Interest Expense

Interest expense for the three months ended June 30, 2013 and 2012 was $545,000 and $1,016,000, respectively, which was a decrease of $471,000 (46.4%). Interest expense for the six months ended June 30, 2013 was $1,114,000 and $2,088,000, respectively, which was a decrease of $974,000 (46.7%). The Company has experienced a decline in interest expense primarily due to the downward repricing in interest rates paid on deposits, as well as a shift in the mix of interest-bearing deposits from higher rate time deposits to lower rate accounts such as NOW and money market accounts. The Company also paid off borrowings with the FHLB which decreased interest expense on other borrowings by $221,000 or 98.2% for the three months ended June 30, 2013 and $440,000 or 97.8% for the six months ended June 30, 2013 when compared to 2012. The Company’s cost of interest-bearing liabilities has declined from 1.07% for the second quarter of 2012 to 0.61% for the second quarter of 2013. The Company’s cost of interest-bearing liabilities has declined from 1.09% for the first six months of 2012 to 0.63% for the first six months of 2013.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $4,031,000 and $4,210,000 for the three months ended June 30, 2013 and 2012, respectively, which was a decrease of $179,000 (4.3%). Net interest income was $7,982,000 and $8,394,000 for the six months ended June 30, 2013 and 2012, respectively, which was a decrease of $412,000 (4.9%). As noted above, the decrease in net interest income was primarily the result of the decline in interest income due to lower earning asset yields, partially offset by the lower cost of interest-bearing deposits and decreased interest expense for other borrowings. Interest-earning assets were $458,426,000 at June 30, 2013 compared to $461,183,000 at June 30, 2012, a decrease of $2,757,000 (0.6%). Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total gross loans, including loans held for sale, were $298,100,000 at June 30, 2013 compared to $326,383,000 at June 30, 2012, a decrease of $28,283,000 (8.7%). Mortgage loans held for sale totaled $34,480,000 and $46,949,000 at June 30, 2013 and 2012, respectively, which was a decrease of $12,469,000 (26.6%). Securities available-for-sale were $152,634,000 at June 30, 2013, compared to $113,492,000 at June 30, 2012, an increase of $39,142,000 (34.5%). Interest bearing deposits with banks totaled $7,692,000 and $21,308,000 at June 30, 2013 and 2012, respectively which was a decrease of $13,616,000 (63.9%). Interest-bearing customer deposits were $354,727,000 at June 30, 2013 compared to $352,061,000 at June 30, 2012, an increase of $2,666,000 (0.8%). Noninterest-bearing customer deposits were $70,247,000 at June 30, 2013 compared to $61,316,000 at June 30, 2012, an increase of $8,931,000 (14.6%).

Provision for Loan Losses

The Bank recorded a negative provision for loan losses of $1,200,000 for the three months ended June 30, 2013 compared to a provision expense of $125,000 for the three months ended June 30, 2012, a decrease of $1,325,000. The Bank recorded a negative provision for loan losses of $1,802,000 for the six months ended June 30, 2013 compared to a provision expense of $430,000 for the six months ended June 30, 2012, a decrease of $2,232,000. The negative provision and decrease from 2012 to 2013 was the result of decreasing historical loss rates, management’s detailed review of the Bank’s loan portfolio, the level of the Bank’s non-performing loans, net recoveries for the three and six months ended June 30, 2013, and decreasing loan delinquencies. The Bank’s specific reserve was $225,000 at June 30, 2013 compared to $382,000 at June 30, 2012, a decrease of $157,000 (41.1%). Non-performing loans to total loans, excluding loans held for sale, was 1.50% at June 30, 2013 compared to 1.47% at December 31, 2012 and 1.05% at June 30, 2012.

As shown in the non-performing assets section below, the Bank has experienced a slight increase of $65,000 in non-accrual loans during the first six months of 2013 and non-accrual loans have increased $1,015,000 since June 30, 2012. Non-performing assets to total assets have continued to decrease. The ratio of non-performing assets to total assets was 1.94%, 1.93% and 1.74% as of June 30, 2012, December 31, 2012 and June 30, 2013, respectively. Each loan that the Bank deems impaired is subject to an analysis consisting of an evaluation of the underlying collateral and/or expectation of future cash flows to determine impairment and, if necessary, a specific allowance for loan losses reserve is established. The ratio of the allowance for loan losses to total loans, excluding loans held for sale, decreased to 1.88% at June 30, 2013 from 2.24% at December 31, 2012, and 2.45% at June 30, 2012. The Bank experienced a net recovery of $671,000 for the second quarter of 2013 compared to net charge-offs of $169,000 for the second quarter of 2012, resulting in annualized charge-off ratios of (-1.02%) and 0.24%, respectively. The Bank experienced a net recovery of $809,000 for the first six months of 2013 compared to net charge-offs of $380,000 for the first six months of 2012, resulting in annualized charge-off ratios of (-0.62%) and 0.27%, respectively. Although the Bank’s annualized charge-off ratios have declined, the improved performance of the Bank’s loan portfolio is not necessarily indicative of future performance. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-interest Income

Non-interest income for the three months ended June 30, 2013 and 2012 was $3,801,000 and $3,484,000, respectively, which was an increase of $317,000 (9.1%). Service charges on deposit accounts were $390,000 and $378,000 for the three months ended June 30, 2013 and 2012, respectively, a slight increase of $12,000 (3.2%). Mortgage banking activities resulted in income of $2,693,000 and $2,687,000 for the three months ended June 30, 2013 and 2012, respectively, which was a slight increase of $6,000 (0.2%). Loans sold in the secondary market for the three months ended June 30, 2013 and 2012 were $97,456,000 and $91,653,000, respectively. Substantially all loans originated by the mortgage division are sold in the secondary market with servicing rights released. While there has been an increase in the volume of loans sold when compared to 2012, the yields have decreased. Therefore, the mortgage banking income has remained relatively flat. Other income was $626,000 and $439,000 for the three months ended June 30, 2013 and 2012, respectively. The increase of $187,000 was mainly due to a recovery of legal expenses. The Bank foreclosed on ten properties all associated with one large customer relationship during 2011 and 2012. The Bank incurred legal expenses throughout the foreclosure process. During the second quarter of 2013, a final settlement was received for legal expenses incurred and was recorded in non-interest income.

Non-interest income for the six months ended June 30, 2013 and 2012 was $7,590,000 and $6,405,000, respectively, which was an increase of $1,185,000 (18.5%). Service charges on deposit accounts were $760,000 and $734,000 for the six months ended June 30, 2013 and 2012, respectively, a slight increase of $26,000 (3.5%). Mortgage banking income was $4,697,000 and $4,795,000 for the six months ended June 30, 2013 and 2012, respectively, which was a decrease of $98,000 (2.0%). Loans sold in the secondary market for the six month period ended June 30, 2013 and 2012 were $204,541,000 and $195,892,000, respectively. As noted above, while there has been an increase in the volume of loans sold when compared to 2012, the yields have decreased. Therefore, the mortgage banking income has remained relatively flat. Other income was $1,883,000 and $869,000 for the six months ended June 30, 2013 and 2012, respectively. The increase of $1,014,000 is mainly due to death insurance benefits from a Bank owned life insurance policy of $806,000 and a recovery of legal expenses of $175,000 as noted above.

Non-interest Expense

Non-interest expense for the three months ended June 30, 2013 and 2012 was $5,868,000 and $5,065,000, respectively, which was an increase of $803,000 (15.9%). Salary and employee benefit costs were $3,291,000 and $2,960,000 for the three months ended June 30, 2013 and 2012, respectively, which was an increase of $331,000 (11.2%). During the second quarter of 2013, the Bank opened the Evans, Georgia branch. There was also an increase in employees in the mortgage department due to increased volume and the new regulations related to mortgage lending. The increase in the overall number of employees coupled with the normal annual salary increases accounted for the increase in salaries and employee benefits. Occupancy expense decreased $13,000 (3.4%) from $380,000 to $367,000 for the three months ended June 30, 2012 and 2013, respectively. OREO expense increased $264,000 (94.6%) from $279,000 at June 30, 2012 to $543,000 at June 30, 2013. The increase in OREO expense was primarily due to valuation adjustments totaling $386,000 partially offset by decreased maintenance expenses for properties. Other non-interest expense for the three months ended June 30, 2013 increased by $221,000 (15.3%) to $1,667,000 from $1,446,000 for the three months ended June 30, 2012. The increase in other non-interest expense was primarily due to an increase of $114,000 in loan related expenses due mainly to a reclassification of mortgage loan related expenses, and an increase in data processing expense of $71,000 mainly due to implementation of new software for the mortgage division. Other notable changes included an overall increase in items such as printing and supplies as well as advertising and business development. These increases totaling $54,000 were mainly due to the opening of the new Evans Branch.

Non-interest expense for the six months ended June 30, 2013 and 2012 was $11,081,000 and $10,031,000, respectively, which was an increase of $1,050,000 (10.5%). Salary and employee benefit costs were $6,365,000 and $5,902,000 for the six months ended June 30, 2013 and 2012, respectively, which was an increase of $463,000 (7.8%). As noted above, this increase was primarily due to an increase in the number of employees and normal salary increases. Occupancy expense decreased $42,000 (5.4%) from $777,000 to $735,000 for the six months ended June 30, 2012 and 2013, respectively. OREO expense increased $211,000 (43.0%) from $491,000 at June 30, 2012 to $702,000 at June 30, 2013. As noted above, the increase is mainly due to $386,000 in valuation adjustments partially offset by decreased property maintenance expenses. Other non-interest expense for the six months ended June 30, 2013 increased by $418,000 (14.6%) to $3,279,000 from $2,861,000 for the six months ended June 30, 2012. As noted above, the increase in other non-interest expense was primarily due an increase in loan related expenses of $227,000 due to a reclassification of mortgage loan related expenses, and an increase in data processing expense of $127,000 mainly due to implementation of new software for the mortgage division. Advertising expense increased $59,000 from $64,000 for the six months ended June 30, 2012 to $123,000 for the six months ended June 30, 2013.

Income Taxes

The Company recorded income tax expense of $1,045,000 and $801,000 for the three months ended June 30, 2013 and 2012, respectively. The increase in 2013 resulted from the increase in net income before taxes. The effective tax rate remained relatively flat at 33.0% and 32.0% for the three months ended June 30, 2013 and 2012, respectively.

The Company recorded income tax expense of $1,867,000 and $1,351,000 for the six months ended June 30, 2013 and 2012, respectively. The increase in 2013 resulted from the increase in net income before taxes. The effective tax rate was 29.7% and 31.1% for the six months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate was due to certain tax-exempt income items including the life insurance death benefit.

Financial Condition

Overview

Total consolidated assets at June 30, 2013 were $496,478,000, a decrease of $9,697,000 (1.9%) from December 31, 2012 total consolidated assets of $506,175,000. Cash and due from banks totaled $14,293,000 at June 30, 2013, and $30,279,000 at December 31, 2012, a decrease of $15,986,000 (52.8%). Investments in securities at June 30, 2013 were $152,634,000 compared to $132,760,000 at December 31, 2012, an increase of $19,874,000 (15.0%). Gross loans, excluding loans held for sale, were $263,620,000 at June 30, 2013, a decrease of $2,211,000 (0.8%) from $265,831,000 at December 31, 2012. Loans held for sale decreased $13,952,000 (28.8%) from $48,432,000 at December 31, 2012 to $34,480,000 at June 30, 2013. Cash and due from banks at June 30, 2013 and December 31, 2012 included $650,000 and $14,475,000, respectively, of interest-bearing balances with the Federal Reserve Bank, at a minimal interest rate, that were included in interest-earning assets. Other assets increased $3,358,000 (51.5%) mainly due to the increase of $2,652,000 in the derivatives recorded for the forward commitments for loans held for sale and interest rate lock commitments, and an increase of $1,884,000 in deferred tax assets due to changes in the fair value of securities available for sale, offset by a decrease in the FDIC prepaid insurance of $830,000.

Total deposits at June 30, 2013 were $424,974,000, an increase of $8,018,000 (1.9%) from the December 31, 2012 balance of $416,956,000. Interest-bearing customer deposits at June 30, 2013 were $354,727,000, an increase of $8,651,000 (2.5%) from the December 31, 2012 balance of $346,076,000. Time deposits decreased $10,055,000 while money market accounts increased $16,985,000. NOW and savings accounts increased $1,721,000. Non-interest bearing deposits decreased $633,000 (0.9%) from $70,880,000 at December 31, 2012 to $70,247,000 at June 30, 2013. The Bank’s repurchase agreements totaled $3,045,000 at June 30, 2013, a decrease of $288,000 (8.6%) from the December 31, 2012 balance of $3,333,000.

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

The composition of non-performing assets for each reportable date is shown in the table below.

	June 30, 2013	December 31, 2012	June 30, 2012
	(dollars in thousands)
Non-accrual loans	$3,961	$3,896	$2,946
Other real estate owned	4,702	5,876	6,741
	$8,663	$9,772	$9,687

The Bank’s non-accrual loans increased $65,000 (1.7%) during the first six months of 2013. This slight increase is due to various factors, including charge-offs and transfers to OREO as well as pay-downs and movement to accrual status. The Bank’s OREO decreased $1,174,000 (19.9%) during that same period. Since June 30, 2012, non-accrual loans have increased $1,015,000 (34.45%) and OREO has decreased $2,039,000 (30.25%). The ratio of non-performing assets to total loans and OREO, excluding loans held for sale, was 3.23% at June 30, 2013, 3.60% at December 31, 2012, and 3.39% at June 30, 2012. The continued reduction and disposition of non-performing assets is a management priority.

Troubled Debt Restructurings

As of June 30, 2013, the Bank had 23 loans totaling $6,666,000 classified as troubled debt restructurings. As of December 31, 2012, the Bank had 23 loans totaling $6,734,000 classified as troubled debt restructurings. Included in troubled debt restructurings were loans totaling $1,241,000 and $1,588,000 on nonaccrual as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, two loans totaling $554,000 classified as a troubled debt restructuring were in default. As of June 30, 2012, one loan totaling $180,000 classified as a troubled debt restructuring was in default.

Allowance for Loan Losses

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of probable risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” The allowance for loan losses was $4,961,000, $5,954,000 and $6,854,000 as of June 30, 2013, December 31, 2012, and June 30, 2012, respectively. The decrease of $993,000 from December 31, 2012 to June 30, 2013 is the result of several factors including improving historical loss ratios, and improving credit quality. The Bank has also experienced net recoveries of $809,000 during the six months ended June 30, 2013 as noted in the provision for loan losses discussion above. The ratio of the allowance for loan losses to total loans, excluding loans held for sale, decreased to 1.88% at June 30, 2013 from 2.24% at December 31, 2012, and 2.45% at June 30, 2012. For the three month period ended June 30, 2013 there was a net recovery of 1.02% annualized compared to net charge offs of .24% for the same period in 2012. For the six month period ended June 30, 2013 there was a net recovery of .63%% annualized compared to net charge offs of 1.09% for the same period in 2012. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at June 30, 2013 was 40.8% compared to 42.4% at December 31, 2012.

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

The table below reflects the Bank’s current regulatory capital ratios, including comparisons to December 31, 2012 and regulatory minimums:

	June 30, 2013	December 31, 2012	Minimum Regulatory Requirement
Total risk-based capital ratio	17.73%	16.59%	8.00%
Tier 1 risk-based capital ratio	16.48%	15.34%	4.00%
Tier 1 leverage ratio	11.88%	11.13%	4.00%

On July 22, 2013, the Company declared a cash dividend of $0.045 per share of common stock to all shareholders of record as of August 6, 2013, payable on August 13, 2013.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2013 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management has developed and implemented policies and procedures for reviewing disclosure controls and procedures and internal control over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2013 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

 Part II - OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report:

Exhibit No.          Description

3.1 -

Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763)

3.1.1 -	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000)

3.2 -	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763)

10.1^ -	Amendment to Georgia-Carolina Bancshares, Inc. 1997 Stock Option Plan effective May 20, 2013

31.1^ -	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^ -	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^ -	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*^	XBRL Instance Document

101.SCH*^	XBRL Taxonomy Extension Schema Document

101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document

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

GEORGIA-CAROLINA BANCSHARES, INC.

August 2, 2013	By:	/s/ Remer Y. Brinson, III
Remer Y. Brinson, III
President and Chief Executive Officer
(principal executive officer)

August 2, 2013	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 10.1^	Amendment to Georgia-Carolina Bancshares, Inc. 1997 Stock Option Plan effective May 20, 2013

Exhibit 31.1^	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2^	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS*^	XBRL Instance Document

Exhibit 101.SCH*^	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document

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