Form 10-Q
period 2013-09-30
Georgia-Carolina Bancshares, Inc
filed 2013-11-01
CIK 1044082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
Common Stock, $.001 Par Value	3,566,373 shares

GEORGIA-CAROLINA BANCSHARES, INC.

Form 10-Q

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in the Company’s filings with the Securities and Exchange Commission (the “SEC”) and its reports to stockholders’ contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of our management, including, but not limited to, statements concerning the banking industry and our operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue,” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including competition, general economic and market conditions, deposit levels and loan demand, changes in interest rates, changes in the value of real estate and other collateral securing loans, securities portfolio values, interest rate risk management and sensitivity, exposure to regulatory and legislative changes, and other risks and uncertainties described in our periodic reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012, and particularly the sections entitled “Risk-Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Therefore, we can give no assurance that the results contemplated in the forward-looking statements will be realized. The inclusion of this forward-looking information should not be construed as a representation by us or any person that the future events, plans, or expectations contemplated by us will be achieved. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.
Consolidated Statements of Financial Condition

(dollars in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$18,970	$30,279
Securities available-for-sale	156,571	132,760

Loans	262,815	265,831
Allowance for loan losses	(5,174)	(5,954)
Loans, net	257,641	259,877

Loans held for sale at fair value	27,694	48,432
Bank-owned life insurance	14,703	10,001
Bank premises and equipment, net	9,513	8,790
Accrued interest receivable	1,852	1,772
Other real estate owned, net	5,136	5,876
Federal Home Loan Bank stock	697	1,865
Other assets	7,348	6,523
Total assets	$500,125	$506,175

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$79,743	$70,880
Interest-bearing:
NOW accounts	56,752	57,482
Savings	61,164	64,236
Money market accounts	75,959	54,982
Time deposits of $100,000 or more	99,061	111,537
Other time deposits	56,700	57,839
Total deposits	429,379	416,956

Short-term debt	-	25,028
Repurchase agreements	6,268	3,333
Other liabilities	7,313	4,533
Total liabilities	442,960	449,850

Shareholders’ equity
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	-	-
Common stock, par value $.001; 9,000,000 shares authorized; 3,565,246 and 3,528,296 shares issued and outstanding, respectively	4	4
Additional paid-in capital	16,042	15,687
Retained earnings	43,984	39,177
Accumulated other comprehensive income/(loss)	(2,865)	1,457
Total shareholders’ equity	57,165	56,325

Total liabilities and shareholders’ equity	$500,125	$506,175

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Income

(Unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$3,795	$4,579	$11,465	$13,754
Interest on taxable securities	635	502	1,784	1,542
Interest on nontaxable securities	143	109	386	335
Other interest income	8	10	42	51
Total interest income	4,581	5,200	13,677	15,682

Interest expense
Interest on time deposits of $100,000 or more	253	376	801	1,275
Interest on other deposits	255	349	811	1,088
Interest on funds purchased and other borrowings	4	220	14	670
Total interest expense	512	945	1,626	3,033

Net interest income	4,069	4,255	12,051	12,649

Provision for loan losses	15	(729)	(1,787)	(299)

Net interest income after provision for loan losses	4,054	4,984	13,838	12,948

Non-interest income
Service charges on deposits	414	380	1,174	1,114
Mortgage banking activities	1,765	3,929	6,462	8,724
Net gains on sales of other real estate	22	10	181	16
Net gains on securities available for sale	-	10	91	11
Other	503	506	2,386	1,375
Total non-interest income	2,704	4,835	10,294	11,240

Non-interest expense
Salaries and employee benefits	3,299	3,449	9,664	9,351
Occupancy expenses	387	391	1,122	1,168
Other real estate owned expenses	351	918	1,053	1,409
Other	1,596	1,749	4,875	4,610
Total non-interest expense	5,633	6,507	16,714	16,538

Income before income taxes	1,125	3,312	7,418	7,650

Income tax expense	282	1,070	2,149	2,421

Net income	$843	$2,242	$5,269	$5,229

Earnings per common share
Basic	$0.24	$0.62	$1.48	$1.45
Diluted	$0.23	$0.62	$1.47	$1.45

Dividends per common share	$0.045	$0.040	$0.130	$0.080

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$843	$2,242	$5,269	$5,229

Other comprehensive income:

Unrealized holding gain (loss) arising during the period	(880)	615	(6,379)	1,035
Tax effect of unrealized holding (gain) loss	282	(190)	2,117	(327)
Reclassification for gain included in net income	-	(10)	(91)	(11)
Tax effect of gain included in net income	-	3	31	3
Total other comprehensive income (loss)	(598)	418	(4,322)	700

Comprehensive income	$245	$2,660	$947	$5,929

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders' Equity

(Unaudited)

(dollars in thousands except share data)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 1, 2012	3,592,140	$4	$16,301	$32,988	$1,152	$50,445
Net income	-	-	-	5,229	-	5,229
Other comprehensive income	-	-	-	-	700	700
Proceeds from exercise of stock options	36,091	-	187	-	-	187
Stock-based compensation expense	-	-	81	-	-	81
Issuance of restricted stock for compensation	15,948	-	24	-	-	24
Issuance of stock for directors' fees	23,218	-	196	-	-	196
Repurchase of common shares	(40,000)	-	(330)	-	-	(330)
Dividends	-	-	-	(290)	-	(290)
Balance at September 30, 2012	3,627,397	$4	$16,459	$37,927	$1,852	$56,242

Balance at January 1, 2013	3,528,296	$4	$15,687	$39,177	$1,457	$56,325
Net income	-	-	-	5,269	-	5,269
Other comprehensive loss	-	-	-	-	(4,322)	(4,322)
Stock-based compensation expense	-	-	70	-	-	70
Issuance of restricted stock for compensation	24,006	-	97	-	-	97
Issuance of stock for directors' fees	12,944	-	188	-	-	188
Dividends	-	-	-	(462)	-	(462)
Balance at September 30, 2013	3,565,246	$4	$16,042	$43,984	$(2,865)	$57,165

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$5,269	$5,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	449	478
Provision for loan losses	(1,787)	(299)
Write-downs of other real estate owned	469	726
Net gains on sale of other real estate owned	(181)	(16)
(Gain) loss on sale of equipment	5	(5)
Net gains on securities available for sale	(91)	(11)
Gain on bank-owned life insurance	(806)	-
Mortgage banking activities	(6,462)	(8,724)
Proceeds from sale of loans held for sale	311,291	313,738
Originations of loans held for sale	(284,091)	(316,060)
Increase in cash value of bank-owned life insurance	(317)	(304)
Stock-based compensation expense	167	105
Stock issued for directors' fees	189	196
Deferred income tax benefit	(230)	(444)
Increase in accrued interest receivable	(80)	(22)
(Increase) decrease in other assets	1,473	(1,921)
Increase (decrease) in accrued interest payable	73	(37)
Increase in other liabilities	2,708	3,161
Net cash provided by (used in) operating activities	28,048	(4,210)

Cash flows from investing activities
Loan originations and collections, net	3,216	8,196
Purchases of available-for-sale securities	(63,025)	(33,493)
Proceeds from maturities and calls of available-for-sale securities	20,099	24,680
Proceeds from sales of available-for-sale securities	12,735	2,722
Proceeds from redemption of FHLB stock	1,168	205
Proceeds from sale of other real estate owned	1,259	4,086
Proceeds from bank-owned life insurance death benefit	1,421	-
Purchase of bank-owned life insurance	(5,000)	-
Net additions to bank premises and equipment	(1,098)	(189)
Net cash provided by (used in) investing activities	(29,225)	6,207

Cash flows from financing activities
Net increase in deposits	12,423	13,847
Redemption of FHLB advances	-	(25,000)
Net repayments of short-term borrowings	(25,028)	25,000
Increase (decrease) in repurchase agreements	2,935	(205)
Proceeds from stock options exercised	-	188
Repurchase shares of common stock	-	(330)
Cash dividends paid	(462)	(290)
Net cash provided by (used in) financing activities	(10,132)	13,210

Net increase (decrease) in cash and due from banks	(11,309)	15,207

Cash and due from banks at beginning of the year	30,279	34,902
Cash and due from banks at end of the year	$18,970	$50,109

See notes to the consolidated financial statements.

Supplemental Consolidated Cash Flow Information

The Bank had the following significant non-cash transactions during the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Supplemental cash flow information:
Interest received	$13,597	$15,660
Interest paid	1,553	3,070
Income taxes paid	2,350	1,725

Supplemental noncash information:
Transfers from loans to other real estate owned	807	4,964
Unrealized loss on securities, net of tax	$(4,322)	$700

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

September 30, 2013

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

The consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

Note 2 – Investment Securities

The amortized cost and fair value amounts of securities owned as of September 30, 2013 and December 31, 2012 are shown below:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	$61,460	$175	$(2,677)	$58,958
Mortgage-backed	62,392	679	(1,194)	61,877
State and municipal	32,171	312	(1,447)	31,036
Corporate bonds	4,762	26	(88)	4,700

Total	$160,785	$1,192	$(5,406)	$156,571

Note 2 – Investment Securities (continued)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	$55,404	$260	$(99)	$55,565
Mortgage-backed	50,074	1,313	(92)	51,295
State and municipal	21,974	852	(38)	22,788
Corporate bonds	3,052	68	(8)	3,112

Total	$130,504	$2,493	$(237)	$132,760

The amortized cost and fair value of securities as of September 30, 2013 by contractual maturity are as follows. Actual maturities may differ from contractual maturities in mortgage-backed securities, as the mortgages underlying the securities may be called or prepaid without penalty; therefore, these securities are not included in the maturity categories in the following maturity summary.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
	(dollars in thousands)

Less than one year	$13,100	$11,958
One to five years	22,114	21,534
Five to ten years	40,328	39,042
Over ten years	22,851	22,160
Mortgage-backed securities	62,392	61,877
Total	$160,785	$156,571

Securities with a carrying amount of approximately $57.6 million and $53.7 million were pledged to secure public deposits and for other purposes at September 30, 2013 and December 31, 2012, respectively.

During the nine months ended September 30, 2013, the Bank sold $12.7 million in securities available-for-sale, realizing gains of $158,000 and losses of $74,400 for a net gain of $83,600. During the nine months ended September 30, 2012, the Bank sold $2.7 million in securities available-for-sale, realizing gains of $91,800 and losses of $85,000 for a net gain of $6,800.

For the nine months ended September 30, 2013, the Bank reclassified $91,000 in gains from accumulated other comprehensive income to gain on sale of securities. The tax effect of $31,000 was included in income tax expense.

Note 2 – Investment Securities (continued)

Management evaluates investment securities for other-than-temporary impairment on a periodic basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuers, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Information pertaining to securities with gross unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2013
	Less than Twelve Months			Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	27	$42,140	$(2,420)	1	$1,743	$(257)
Mortgage-backed	23	36,139	(1,194)	-	-	-
State and municipal	45	21,708	(1,425)	1	256	(22)
Corporate bonds	4	3,502	(88)	-	-	-

Total	99	$103,489	$(5,127)	2	$1,999	$(279)

	December 31, 2012
	Less than Twelve Months			Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	7	$13,757	$(99)	1	$1,365	*
Mortgage-backed	2	4,794	(92)	-	-	-
State and municipal	5	2,035	(38)	-	-	-
Corporate bonds	1	992	(8)	-	-	-

Total	15	$21,578	$(237)	1	$1,365	*

* Gross unrealized loss is less than $1,000.

At September 30, 2013, the gross unrealized losses in securities available-for-sale were primarily the result of changes in market interest rates and are not related to the credit quality of the underlying issuer. The Bank has determined that no declines in market value are deemed to be other than temporary at September 30, 2013.

Included in “Other assets” is an investment of approximately $210,000 net of amortization, in a real estate rehabilitation project located in Georgia that will provide the Bank with state tax credits for approximately the next four years.

Note 3 – Loans

The Bank engages in a full complement of lending activities, including commercial, consumer and real estate loans. The composition of loans at September 30, 2013 and December 31, 2012 is summarized as follows:

	September 30, 2013	December 31, 2012
	(dollars in thousands)

Commercial and industrial	$17,559	$19,816
Real estate - construction, land and land development	54,774	55,926
Real estate - residential	54,582	55,495
Real estate - commercial	132,153	130,729
Consumer	3,802	3,921
Total loans	262,870	265,887
Deferred loan fees	(55)	(56)
Total loans, net of deferred fees	262,815	265,831
Allowance for loan losses	(5,174)	(5,954)

Loans, net of allowance for loan losses	$257,641	$259,877

Loan segments

Commercial and industrial loans are directed principally towards individual, partnership or corporate borrowers, for a variety of business purposes.  These loans include short-term lines of credit, short-term to medium-term plant and equipment loans, and loans for general working capital.  Risks associated with this type of lending arise from the impact of economic stresses on the business operations of borrowers. The Bank mitigates such risks in the loan portfolio by diversifying lending across North American Industry Classification System (“NAICS”) codes and has experienced low levels of loss for this loan type for the past three years.

Real estate – construction, land and land development loans consist of residential and commercial construction loans as well as land and land development loans.  Land development loans are primarily construction and development loans to builders in the Augusta and Savannah, Georgia markets.  These loan portfolios possess an increased level of risk compared to other loan types. The Bank’s approach to financing the development, financing the construction and providing the ultimate residential mortgage loans to the residential property purchasers has resulted in less exposure to the effects of declines in property values. These loans include certain real estate – construction loans classified as acquisition, development & construction. The loans are managed by the Bank’s construction division.

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

Loan risk grades

The Company categorizes loans into risk grades based on relevant information about the ability of borrowers to service their debt such as: future repayment ability, financial condition, collateral, administration, management ability, and the history and character of the borrower. Grades are assigned at loan origination and may be changed as a result of a loan review or at the discretion of management. The Company uses the following definitions for risk grades:

Grade 1: Highest quality - Alternate sources of cash exist, such as the commercial paper market, capital market, internal liquidity or other bank lines. These are national or regional companies with excellent cash flow which covers all debt service requirements and a significant portion of capital expenditures. Balance sheet strength and liquidity are excellent and exceed the industry norms. Financial trends are positive. Corporate borrowers are market leaders within the industry and the industry performance is excellent. This grade includes loans which are fully secured by cash or equivalents. This grade includes loans secured by marketable securities with no less than 25% margin. Borrowers are of unquestionable financial strength. Financial standing of borrower is known and borrower exhibits superior liquidity, net worth, cash flow and leverage.

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

As of September 30, 2013 and December 31, 2012, the Bank had no loans classified as Grade 7 or 8.  It is the Bank’s practice, in most cases, to take a charge-off when a loan or portion of a loan is deemed doubtful or loss.  Consequently, the remaining principal balance, if applicable, which has been evaluated as collectible, is graded accordingly.

Note 3 – Loans (continued)

As of September 30, 2013 and December 31, 2012, the principal balances of risk grades of loans by loan class, were as follows:

	September 30, 2013
	(dollars in thousands)
	Grades 1 - 4	Grade 5	Grade 6	Total
Commercial and industrial	$17,531	$-	$28	$17,559
Real estate - construction, land and land development
Acquistion, development, & construction	11,321	141	-	11,462
Other real estate - construction	42,128	-	1,184	43,312
Real estate - residential
Home equity lines	18,373	16	-	18,389
Other real estate - residential	33,893	794	1,506	36,193
Real estate - commercial
Owner occupied	54,052	4,842	1,627	60,521
Non-owner occupied	70,132	860	640	71,632
Consumer	3,777	-	25	3,802
Total loans receivable	$251,207	$6,653	$5,010	$262,870

	December 31, 2012
	(dollars in thousands)
	Grades 1 - 4	Grade 5	Grade 6	Total
Commercial and industrial	$19,723	$32	$61	$19,816
Real estate - construction, land and land development
Acquistion, development, & construction	13,498	774	-	14,272
Other real estate - construction	41,344	192	118	41,654
Real estate - residential
Home equity lines	19,829	104	4	19,937
Other real estate - residential	33,446	81	2,031	35,558
Real estate - commercial
Owner occupied	47,833	5,191	1,804	54,828
Non-owner occupied	72,603	3,103	195	75,901
Consumer	3,872	22	27	3,921
Total loans receivable	$252,148	$9,499	$4,240	$265,887

The credit risk profile by risk grade category excludes accrued interest receivables of approximately $900,000 and $1,057,000 as of September 30, 2013 and December 31, 2012, respectively.

Note 3 – Loans (continued)

The following table presents the activity in the allowance for loan losses by loan segment and the allowance by impairment method as of and for the three and nine months ended September 30, 2013 and 2012:

Allowance for Loan Losses Activity and Allowance by Impairment Method

For the Three and Nine Months Ended September 30, 2013

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Unallocated	Total

Three Months Ended September 30, 2013:
Beginning balance	$252	$1,981	$719	$1,805	$181	$23	$4,961
Charge offs	-	-	-	(38)	(44)	-	(82)
Recoveries	1	257	2	10	10	-	280
Provisions	(21)	(452)	(10)	405	52	41	15
Ending balance	$232	$1,786	$711	$2,182	$199	$64	$5,174

Nine Months Ended September 30, 2013:
Beginning balance	$225	$2,870	$794	$1,872	$77	$116	$5,954
Charge offs	-	-	(54)	(91)	(74)	-	(219)
Recoveries	3	1,005	10	179	29	-	1,226
Provisions	4	(2,089)	(39)	222	167	(52)	(1,787)
Ending balance	$232	$1,786	$711	$2,182	$199	$64	$5,174

Ending balances:
Individually evaluated for impairment	$13	$-	$55	$63	$-	$-	$131
Collectively evaluated for impairment	$219	$1,786	$656	$2,119	$199	$64	$5,043

Note 3 – Loans (continued)

Allowance for Loan Losses Activity and Allowance by Impairment Method

For the Three and Nine Months Ended September 30, 2012

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Unallocated	Total

Three Months Ended September 30, 2012:
Beginning balance	$236	$3,368	$767	$1,934	$89	$460	$6,854
Charge offs	(10)	(41)	-	-	(12)	-	(63)
Recoveries	4	460	5	-	26	-	495
Provisions	141	(476)	2	(51)	(9)	(336)	(729)
Ending balance	$371	$3,311	$774	$1,883	$94	$124	$6,557

Nine Months Ended September 30, 2012:
Beginning balance	$185	$3,219	$1,141	$1,706	$108	$445	$6,804
Charge offs	(10)	(655)	(227)	-	(82)	-	(974)
Recoveries	228	709	38	-	51	-	1,026
Provisions	(32)	38	(178)	177	17	(321)	(299)
Ending balance	$371	$3,311	$774	$1,883	$94	$124	$6,557

Ending balances:
Individually evaluated for impairment	$199	$-	$53	$132	$14	$-	$398
Collectively evaluated for impairment	$172	$3,311	$721	$1,751	$80	$124	$6,159

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

 Note 3 – Loans (continued)

The following table presents the recorded investment in loans receivable, including accrued interest and excluding deferred loan fees, by loan segment based on impairment method as of September 30, 2013 and December 31, 2012:

Recorded Investment in Loans Receivable

As of September 30, 2013

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Total

Individually evaluated for impairment	$28	$1,184	$2,416	$6,348	$25	$10,001
Collectively evaluated for impairment	$17,587	$53,838	$52,428	$126,157	$3,789	$253,799
Ending balance total	$17,615	$55,022	$54,844	$132,505	$3,814	$263,800

Recorded Investment in Loans Receivable

As of December 31, 2012

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Total

Individually evaluated for impairment	$90	$566	$2,376	$6,770	$27	$9,829
Collectively evaluated for impairment	$19,798	$55,657	$53,413	$124,420	$3,914	$257,202
Ending balance total	$19,888	$56,223	$55,789	$131,190	$3,941	$267,031

Note 3 – Loans (continued)

Impaired loans

Loans for which it is probable that the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired, and are individually evaluated for impairment. The following tables present loans individually evaluated for impairment and the related allowance by loan segment as of and for the periods ended September 30, 2013, September 30, 2012, and December 31, 2012:

Impaired Loans

As of and for the Three Months Ended September 30, 2013

(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$15	$15	$-	$16	$1
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	1,379	1,184	-	1,355	1
Real estate - residential
Home equity lines	66	66	-	66	-
Other real estate - residential	2,317	2,238	-	2,268	39
Real estate - comercial
Owner occupied	5,276	5,239	-	5,255	68
Non-owner occupied	627	627	-	625	27
Consumer	37	25	-	36	-
Total	$9,717	$9,394	$-	$9,621	$136

With an allowance recorded:
Commercial and industrial	$13	$13	$13	$14	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	-	-	-	-	-
Real estate - residential
Home equity lines	16	16	7	16	-
Other real estate - residential	96	96	48	96	3
Real estate - comercial
Owner occupied	482	482	63	485	13
Non-owner occupied	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$607	$607	$131	$611	$16

Total impaired loans
Commercial and industrial	$28	$28	$13	$30	$1
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	1,379	1,184	-	1,355	1
Real estate - residential
Home equity lines	82	82	7	82	-
Other real estate - residential	2,413	2,334	48	2,364	42
Real estate - comercial
Owner occupied	5,758	5,721	63	5,740	81
Non-owner occupied	627	627	-	625	27
Consumer	37	25	-	36	-
Total	$10,324	$10,001	$131	$10,232	$152

Note 3 – Loans (continued)

Impaired Loans

As of and for the Nine Months Ended September 30, 2013

(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$15	$15	$-	$17	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	1,379	1,184	-	1,379	14
Real estate - residential
Home equity lines	66	66	-	66	2
Other real estate - residential	2,317	2,238	-	2,224	63
Real estate - comercial
Owner occupied	5,276	5,239	-	5,344	172
Non-owner occupied	627	627	-	606	28
Consumer	37	25	-	39	-
Total	$9,717	$9,394	$-	$9,675	$279

With an allowance recorded:
Commercial and industrial	$13	$13	$13	$18	$1
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	-	-	-	-	-
Real estate - residential
Home equity lines	16	16	7	16	-
Other real estate - residential	96	96	48	96	3
Real estate - comercial
Owner occupied	482	482	63	465	13
Non-owner occupied	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$607	$607	$131	$595	$17

Total impaired loans
Commercial and industrial	$28	$28	$13	$35	$1
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	1,379	1,184	-	1,379	14
Real estate - residential
Home equity lines	82	82	7	82	2
Other real estate - residential	2,413	2,334	48	2,320	66
Real estate - comercial
Owner occupied	5,758	5,721	63	5,809	185
Non-owner occupied	627	627	-	606	28
Consumer	37	25	-	39	-
Total	$10,324	$10,001	$131	$10,270	$296

Note 3 – Loans (continued)

Impaired Loans

As of and for the Three Months Ended September 30, 2012

(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$35	$35	$-	$35	$-
Real estate - construction, land and land development
Acquistion, development, & construction	1,988	73	-	60	-
Other real estate - construction	1,611	1,315	-	1,240	26
Real estate - residential
Home equity lines	104	104	-	105	1
Other real estate - residential	1,560	1,397	-	1,402	14
Real estate - comercial
Owner occupied	5,806	5,779	-	5,805	62
Non-owner occupied	-	-	-	-	-
Consumer	41	31	-	32	-
Total	$11,145	$8,734	$-	$8,679	$103

With an allowance recorded:
Commercial and industrial	$407	$409	$199	$477	$7
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	-	-	-	-	-
Real estate - residential
Home equity lines	-	-	-	-	-
Other real estate - residential	106	106	53	106	1
Real estate - comercial
Owner occupied	222	222	32	224	3
Non-owner occupied	574	574	100	578	9
Consumer	14	13	14	14	-
Total	$1,323	$1,324	$398	$1,399	$20

Total impaired loans
Commercial and industrial	$442	$444	$199	$512	$7
Real estate - construction, land and land development
Acquistion, development, & construction	1,988	73	-	60	-
Other real estate - construction	1,611	1,315	-	1,240	26
Real estate - residential
Home equity lines	104	104	-	105	1
Other real estate - residential	1,666	1,503	53	1,508	15
Real estate - comercial
Owner occupied	6,028	6,001	32	6,029	65
Non-owner occupied	574	574	100	578	9
Consumer	55	44	14	46	-
Total	$12,468	$10,058	$398	$10,078	$123

Note 3 – Loans (continued)

Impaired Loans

As of and for the Nine Months Ended September 30, 2012

(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$35	$35	$-	$38	$-
Real estate - construction, land and land development
Acquistion, development, & construction	1,988	73	-	100	-
Other real estate - construction	1,611	1,315	-	1,164	43
Real estate - residential
Home equity lines	104	104	-	113	3
Other real estate - residential	1,560	1,397	-	1,455	51
Real estate - comercial
Owner occupied	5,806	5,779	-	5,993	194
Non-owner occupied	-	-	-	-	-
Consumer	41	31	-	33	-
Total	$11,145	$8,734	$-	$8,896	$291

With an allowance recorded:
Commercial and industrial	$407	$409	$199	$602	$28
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	-	-	-	-	-
Real estate - residential
Home equity lines	-	-	-	-	-
Other real estate - residential	106	106	53	106	5
Real estate - comercial
Owner occupied	222	222	32	226	12
Non-owner occupied	574	574	100	586	28
Consumer	14	13	14	15	-
Total	$1,323	$1,324	$398	$1,535	$73

Total impaired loans
Commercial and industrial	$442	$444	$199	$640	$28
Real estate - construction, land and land development
Acquistion, development, & construction	1,988	73	-	100	-
Other real estate - construction	1,611	1,315	-	1,164	43
Real estate - residential
Home equity lines	104	104	-	113	3
Other real estate - residential	1,666	1,503	53	1,561	56
Real estate - comercial
Owner occupied	6,028	6,001	32	6,219	206
Non-owner occupied	574	574	100	586	28
Consumer	55	44	14	48	-
Total	$12,468	$10,058	$398	$10,431	$364

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

 Note 3 – Loans (continued)

The following tables present a summary of current, past due and nonaccrual loans as of September 30, 2013 and December 31, 2012 by loan class:

Analysis of Current, Past Due and Nonaccrual Loans

As of September 30, 2013

(dollars in thousands)

	Accruing
	30-89 Days Past Due	90 Days or more Past Due	Nonaccrual	Total Past Due and Nonaccrual	Current and not Past Due or Nonaccrual	Total Loans
Commercial and industrial	$45	$-	$28	$73	$17,486	$17,559
Real estate - construction, land and land development	-
Acquistion, development, & construction	-	-	-	-	11,462	11,462
Other real estate - construction	-	-	1,142	1,142	42,170	43,312
Real estate - residential
Home equity lines	314	-	16	330	18,059	18,389
Other real estate - residential	614	-	1,433	2,047	34,146	36,193
Real estate - comercial
Owner occupied	185	-	525	710	59,811	60,521
Non-owner occupied	441	-	-	441	71,191	71,632
Consumer	6	-	25	31	3,771	3,802
Total	$1,605	$-	$3,169	$4,774	$258,096	$262,870

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

Interest Only Modification – A modification in which the loan is converted to interest-only payments for a period of time.

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

The following tables present the Bank’s loans classified as troubled debt restructurings by loan class as of September 30, 2013 and December 31, 2012:

As of September 30, 2013

(dollars in thousands)

	Number of Contracts	Accrual	Nonaccrual	Total Restructurings
Commercial and industrial	-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-
Other real estate - construction	1	-	532	532
Real estate - residential
Home equity lines	1	66	-	66
Other real estate - residential	10	939	-	939
Real estate - comercial
Owner occupied	13	5,231	283	5,514
Non-owner occupied	1	570	-	570
Consumer	-	-	-	-
Total	26	$6,806	$815	$7,621

Note 3 – Loans (continued)

As of December 31, 2012

(dollars in thousands)

	Number of Contracts	Accrual	Nonaccrual	Total Restructurings
Commercial and industrial	1	$-	$34	$34
Real estate - construction, land and land development
Acquistion, development, & construction	2	310	134	444
Other real estate - construction	-	-	-	-
Real estate - residential
Home equity lines	1	66	-	66
Other real estate - residential	10	583	243	826
Real estate - comercial
Owner occupied	9	4,187	1,177	5,364
Non-owner occupied	-	-	-	-
Consumer	-	-	-	-
Total	23	$5,146	$1,588	$6,734

At September 30, 2013 and December 31, 2012, there were no outstanding commitments to advance additional funds on troubled debt restructurings.

For the three months ended September 30, 2013, there were four newly restructured loans that occurred which totaled $1,358,000 compared to two newly restructured loans which totaled $82,000 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, there were nine newly restructured loans that occurred which totaled $2,212,000 compared to five newly restructured loans which totaled $520,000 for the nine months ended September 30, 2012. The restructured loans were rate concessions because the interest rates were considered below market when compared to new debt with similar risk characteristics. The impact of these modifications were not material to the consolidated financial statements for the three and nine months ended September 30, 2013 and 2012, respectively.

Loans receivable modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, for the nine months ended September 30, 2013 and 2012, were $532,000 and $180,000, respectively.

Note 4 – Stock-Based Compensation

During the nine months ended September 30, 2013 and 2012, the Company recorded stock option expense of $70,391 and $80,733, respectively. The Company did not award any stock options during the nine months ended September 30, 2013 and 2012. Future levels of compensation cost related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards.

During the nine months ended September 30, 2013 and 2012, the Company made restricted stock awards totaling 24,006 and 15,988, respectively. The awards granted in 2012 vest fully at the end of three years. The awards granted in 2013 which vest fully at the end of three years totaled 16,406. The awards granted in 2013 which vest fully at the end of five years totaled 7,600. The Company recorded restricted stock expense of $97,333 and $24,198 during the nine months ended September 30, 2013 and 2012, respectively.

Note 5 – Earnings Per Share

Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share include the effect of outstanding stock options. The following table is a reconciliation of the income amounts and common stock amounts utilized in computing the Company’s earnings per share for the periods then ended:

	For the Three Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$843	3,562,171	$0.24
Effect of stock options outstanding	-	37,489	(0.01)
Diluted EPS
Net income available to common shareholder	$843	3,599,660	$0.23

	For the Three Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$2,242	3,618,330	$0.62
Effect of stock options outstanding	-	-	-
Diluted EPS
Net income available to common shareholder	$2,242	3,618,330	$0.62

	For the Nine Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$5,269	3,555,293	$1.48
Effect of stock options outstanding	-	30,338	(0.01)
Diluted EPS
Net income available to common shareholder	$5,269	3,585,631	$1.47

	For the Nine Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$5,229	3,617,426	$1.45
Effect of stock options outstanding	-	-	-
Diluted EPS
Net income available to common shareholder	$5,229	3,617,426	$1.45

Note 5 – Earnings Per Share (continued)

For the three months ended September 30, 2013 and 2012, there were 34,865 and 130,042 outstanding stock options, respectively, that were antidilutive since the exercise price exceeded the average market price. For the nine months ended September 30, 2013 and 2012, there were 47,365 and 145,542 outstanding stock options, respectively, that were antidilutive since the exercise price exceeded the average market price.

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

Level 1 – Valuations are readily obtainable because the assets and liabilities are traded on active exchange markets, such as the New York Stock Exchange. At September 30, 2013, the Company had no Level 1 assets.

Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets and valuations are based on observable market data in hose markets. At September 30, 2013, the Company’s Level 2 assets included U.S. Government agency obligations, state and municipal bonds, mortgage-backed securities, corporate bonds, and mortgage loans held for sale.

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

Following is a description of valuation methodologies used for determining fair value for assets and liabilities:

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Periodically, management compares the fair values obtained through its pricing provider with another independent party to determine reliability. The Company classified $156.6 million and $132.8 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2 at September 30, 2013 and December 31, 2012, respectively.

Note 6 – Fair Value Measurement (continued)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once an individual loan is identified as impaired, management measures the impairment. The fair value of impaired loans is estimated primarily using the collateral value. However, in some cases other methods are used, such as market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans with respect to which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2013, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated selling costs. Impaired loans where an allowance is established based on the fair value of collateral, or those that have been charged down to the fair value of collateral, require classification in the fair value hierarchy. The fair value of the collateral is generally based on recent third party appraisals, tax valuations, or broker price opinions. The appraisals may include adjustments by the appraisers for differences between approaches such as the comparable sales approach and the income approach.

As such, the Company records these collateral dependent impaired loans at fair value as nonrecurring Level 3. Collateral dependent impaired loans recorded at fair value totaled $1.1 million and $2.9 million at September 30, 2013 and December 31, 2012, respectively. Specific loan loss allowances for these impaired loans totaled $131,000 and $272,000 at September 30, 2013 and December 31, 2012, respectively.

Loans Held for Sale

Loans held for sale are carried at fair value on a recurring basis, as determined by outstanding commitments from third party investors (Level 2). The Company elected the fair value option for loans held for sale on July 1, 2012. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due, or on non-accrual as of September 30, 2013 and December 31, 2012. As of September 30, 2013 and December 31, 2012, the aggregate fair value of loans held for sale was $27.7 million and $48.4 million, respectively; the contractual balance including accrued interest was $27.7 million and $48.3 million, respectively.

Interest Rate Lock Commitments

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on their values at inception and changes in mortgage interest rates from the date the interest on the loan is locked. The fair value at inception and any changes in the fair values of these derivatives are included in mortgage banking activities. At September 30, 2013 and December 31, 2012, the fair value at inception was $252,000 and $255,000 respectively. At September 30, 2013 and December 31, 2012, the interest rate lock commitments with a positive fair value totaled $366,000 and $97,000, respectively, and were recorded in other assets. The interest rate lock commitments with a negative fair value at September 30, 2013 and December 31, 2012 totaled $12,000 and $49,000, respectively, and were recorded in other liabilities.

Note 6 – Fair Value Measurement (continued)

The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund loans. Changes in the fair values of these derivatives are included in mortgage banking activities. At September 30, 2013 and December 31, 2012, the forward commitments for the interest rate lock commitments with a positive fair value totaled $12,000 and $49,000, respectively, and were recorded in other assets. The forward commitments for the interest rate lock commitments with a negative fair value at September 30, 2013 and December 31, 2012 totaled $366,000 and $97,000, respectively, and were recorded in other liabilities.

At September 30, 2013 and December 31, 2012, the forward commitments for loans held for sale with a positive fair value totaled $48,000 and $83,000, respectively, and were recorded in other assets. The forward commitments for loans held for sale with a negative fair value at September 30, 2013 and December 31, 2012 totaled $481,000 and $263,000, respectively, and were recorded in other liabilities.

Other Real Estate Owned

Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned, establishing a new cost basis. Subsequently, other real estate owned is carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Most fair values of the collateral are based on an observable market price or a current appraised value; however, in some cases an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price. Management may apply discount adjustments to the appraised value for estimated selling costs, information from comparable sales, and marketability of the property. As such, the Company records other real estate owned with subsequent write downs after transfer as nonrecurring Level 3. Other real estate owned that has had subsequent write-downs after transfer from loans to other real estate totaled $3.9 million and $1.2 million at September 30, 2013 and December 31, 2012, respectively.

The tables below present information as of September 30, 2013 and December 31, 2012 about assets and liabilities which are measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements at September 30, 2013, Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
U.S. Government and agency	$-	$58,958	$-	$58,958
Mortgage-backed - residential GSEs	-	61,877	-	61,877
State and municipal	-	31,036	-	31,036
Corporate bonds	-	4,700	-	4,700
Total	$-	$156,571	$-	$156,571

Loans held for sale	$-	$27,694	$-	$27,694
Derivative assets (1)	$-	$678	$-	$678
Derivative liabilities(1)	$-	$859	$-	$859

(1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

Note 6 – Fair Value Measurement (continued)

	Fair Value Measurements at December 31, 2012, Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
U.S. Government and agency	$-	$55,565	$-	$55,565
Mortgage-backed - residential GSEs	-	51,295	-	51,295
State and municipal	-	22,788	-	22,788
Corporate bonds	-	3,112	-	3,112
Total	$-	$132,760	$-	$132,760

Loans held for sale	$-	$48,432	$-	$48,432
Derivative assets (1)	$-	$485	$-	$485
Derivative liabilities(1)	$-	$409	$-	$409

(1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

There were no transfers between Level 1, Level 2 or Level 3 during the first nine months of 2013 or 2012.

Assets measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements at September 30, 2013, Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Impaired loans, net of allowance
Commercial and industrial	$-	$-	$-	$-
Real estate - construction	-	-	458	458
Real estate - residential	-	-	100	100
Real estate - commercial	-	-	567	567
Consumer	-	-	12	12
Total impaired loans	$-	$-	$1,137	$1,137

Other real estate owned
Unimproved land	$-	$-	$282	$282
Real estate - residential	-	-	306	306
Real estate - commercial	-	-	3,316	3,316
Total other real estate owned	$-	$-	$3,904	$3,904

Note 6 – Fair Value Measurement (continued)

	Fair Value Measurements at December 31, 2012, Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Impaired loans, net of allowance
Commercial and industrial	$-	$-	$-	$-
Real estate - construction	-	-	542	542
Real estate - residential	-	-	477	477
Real estate - commercial	-	-	1,895	1,895
Consumer	-	-	16	16
Total impaired loans	$-	$-	$2,930	$2,930

Other real estate owned
Unimproved land	$-	$-	$642	$642
Real estate - residential	-	-	346	346
Real estate - commercial	-	-	172	172
Total other real estate owned	$-	$-	$1,160	$1,160

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,268,000 with a valuation allowance of $131,000 at September 30, 2013, resulting in an additional provision for loan losses of $131,000 for the nine months ended September 30, 2013. At December 31, 2012, impaired loans had a principal balance of $3,202,000 with a valuation allowance of $272,000, resulting in an additional provision for loan losses of $272,000 for the year ended December 31, 2012.

At September 30, 2013, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $3,904,000 with no valuation allowance and $585,000 in valuation adjustments for the nine months ended September 30, 2013, resulting in a charge of $585,000 for the nine months ended September 30, 2013. At December 31, 2012, other real estate owned had a net carrying amount of $1,160,000 with no valuation allowance and $1,434,000 in valuation adjustments, resulting in a charge of $1,434,000 for the year ended December 31, 2012.

Note 6 – Fair Value Measurement (continued)

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013 for collateral dependent impaired loans and other real estate owned:

	Fair Value	Valuation Technique	Unobservable Inputs	Range			Weighted Average
Impaired loans:
Real estate – construction	$458	Sales comparison	Management and appraiser adjustment for difference between comparable sales	15.23%	-	46.08%	20.21%
Real estate – residential	100	Sales comparison	Management and appraiser adjustment for difference between comparable sales	26.34%	-	94.00%	43.33%
Real estate - commercial	567	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	-	7.38%	4.25%
		Income approach	Capitalization rate		9.50%		9.50%
Consumer	12	NADA or third party valuation of underlying collateral	Management adjustment for comparable sales		44.04%		44.04%
Total	$1,137

Other real estate owned:
Unimproved land	$282	Sales comparison	Management and appraiser adjustment for difference between comparable sales		0%		0.00%
Real estate - residential	306	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	-	61.53%	39.49%
Real estate – commercial	3,316	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	-	11.91%	9.22%
		Income approach	Capitalization rate		10.00%		10.00%
Total	$3,904

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

Short-term borrowings – The fair value of short-term borrowings approximates the carrying value of other borrowings due to their short-term nature and they are classified as Level 1.

Accrued interest payable – The carrying value of accrued interest payable for deposits, repurchase agreements and borrowings approximates the fair value and is classified consistently with the level of the underlying liability.

Note 6 – Fair Value Measurement (continued)

The carrying amount and estimated fair values of the Bank’s financial instruments at September 30, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements at September 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Financial assets:
Cash and due from banks	$18,970	$18,970	$-	$-	$18,970
Securities available for sale	156,571	-	156,571	-	156,571
Loans, net of allowance	257,641	-	-	258,751	258,751
Loans held for sale	27,694	-	27,694	-	27,694
Federal Home Loan Bank stock	697	N/A	N/A	N/A	N/A
Accrued interest receivable, loans	928	-	28	900	928
Accrued interest receivable, securities	924	-	924	-	924
Other derivative assets(1)	678	-	678	-	678

Financial liabilities
Time deposits	$155,761	$-	$156,931	$-	$156,931
Other deposits	273,618	273,618	-	-	273,618
Repurchase agreements	6,268	6,268	-	-	6,268
Short-term debt	-	-	-	-	-
Accrued interest payable, deposits	533	4	529	-	533
Accrued interest payable, repurchase agreements	-	-	-	-	-
Other derivative liabilities(1)	859	-	859	-	859

(1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

Note 6 – Fair Value Measurement (continued)

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)

Cash and due from banks	$30,279	$30,279	$-	$-	$30,279
Securities available for sale	132,760	-	132,760	-	132,760
Loans, net of allowance	259,877	-	-	264,159	264,159
Loans held for sale	48,432	-	48,432	-	48,432
Federal Home Loan Bank stock	1,865	N/A	N/A	N/A	N/A
Accrued interest receivable, loans	1,123	-	1,123	-	1,123
Accrued interest receivable, securities	649	-	649	-	649
Other derivative assets(1)	485	-	485	-	485

Time deposits	$169,376	$-	$170,707	$-	$170,707
Other deposits	247,580	247,580	-	-	247,580
Repurchase agreements	3,333	3,333	-	-	3,333
Short-term debt	25,028	25,028	-	-	25,028
Accrued interest payable, deposits	458	5	453	-	458
Accrued interest payable, repurchase agreements	3	3	-	-	3
Other derivative liabilities(1)	409	-	409	-	409

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

Following is an analysis of significant off-balance sheet financial instruments as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Commitments to extend credit	$68,571	$48,976
Standby letters of credit	489	1,029
Total	$69,060	$50,005

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

In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor. Based on these recourse provisions, the Bank established a recourse liability for mortgage loans sold. The following table presents the activity in the recourse liability for the nine months ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
	(dollars in thousands)
Beginning balance	$772	$245
Provision	374	374
Losses	(196)	(167)
Recoveries	15	195
Ending balance	$965	$647

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Georgia-Carolina Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia on January 31, 1997 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended. The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, state-chartered commercial bank. The Bank operates three offices in Augusta, Georgia, two offices in Martinez, Georgia, one office in Evans, Georgia, and one office in Thomson, Georgia. The Bank opened its new branch in Evans, Georgia in May 2013. The Bank also operates non-depository, mortgage origination offices in Augusta, Georgia and Savannah, Georgia. The Bank is the parent company of Willhaven Holdings, LLC, which held certain other real estate of the Bank.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The Company considers the actual loss history experience over the last four quarters, one year, two year, and three year periods by portfolio segment to determine the historical loss experience used in the general component. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries for the most recent three years; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Mortgage Banking Derivatives

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

Fair Values of Financial Instruments

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

Results of Operations

Overview

The Company’s net income was $843,000 for the quarter ended September 30, 2013, compared to $2,242,000 for the third quarter of 2012, a decrease of 62.4%. The Company’s net income was $5,269,000 for the nine months ended September 30, 2013, compared to net income of $5,229,000 for the nine months ended September 30, 2012. The decrease in net income for the quarter was primarily due to a decrease in the volume of mortgage loans closed and related income from mortgage banking activities. The increase for the nine month period was primarily due to an increase in the negative provision for loan losses and a decrease in other real estate owned expenses. This was offset primarily by a decrease in net interest income and mortgage banking activities. Basic and diluted earnings per share were $0.24 and $0.23, respectively, for the quarter ended September 30, 2013 compared to $0.62 for both basic and diluted for the quarter ended September 30, 2012. Basic and diluted earnings per share were $1.48 and $1.47, respectively, for the nine months ended September 30, 2013, compared to $1.45 for both basic and diluted for the nine months ended September 30, 2012.

The Company’s return on average assets on an annualized basis was 0.68% for the quarter ended September 30, 2013, compared to 1.79% for the quarter ended September 30, 2012. The Company’s return on average equity on an annualized basis for the quarter ended September 30, 2013 was 5.82% compared to 16.07% for the quarter ended September 30, 2012. The Company’s return on average assets on an annualized basis was 1.44% for the nine months ended September 30, 2013, compared to 1.41% for the nine months ended September 30, 2012. The Company’s return on average equity on an annualized basis for the nine months ended September 30, 2013 was 12.13% compared to 13.29% for the nine months ended September 30, 2012.

Interest Income

Interest income for the three months ended September 30, 2013 and 2012 was $4,581,000 and $5,200,000, respectively, which was a decrease of $619,000 (11.9%).   Interest income for the nine months ended September 30, 2013 was $13,677,000, a decrease of $2,005,000 (12.79%) from $15,682,000 for the nine months ended September 30, 2012. This decrease was primarily the result of declining earning asset yields and continued soft loan demand. As a result of reduced loan demand, management increased purchases of lower yielding investment securities. Loan yields have continued to decrease due to the competitive interest rate environment. Net loans, including loans held for sale, were $285,335,000 at September 30, 2013 compared to $308,309,000 at December 31, 2012 and $322,222,000 at September 30, 2012. The overall yield on earning assets decreased from 4.49% to 3.97%, comparing the third quarter of 2012 to the third quarter of 2013. The overall yield on earning assets decreased from 4.56% to 4.02%, comparing the first nine months of 2012 to the first nine months of 2013.

Interest Expense

Interest expense for the three months ended September 30, 2013 and 2012 was $512,000 and $945,000, respectively, which was a decrease of $433,000 (45.8%). Interest expense for the nine months ended September 30, 2013 and 2012 was $1,626,000 and $3,033,000, respectively, which was a decrease of $1,407,000 (46.4%). The Company has experienced a decline in interest expense primarily due to the downward repricing in interest rates paid on deposits, as well as a shift in the mix of interest-bearing deposits from higher rate time deposits to lower rate accounts such as NOW and money market accounts. The Company also paid off borrowings with the FHLB in September 2012, which decreased interest expense on other borrowings by $216,000 or 98.2% for the three months ended September 30, 2013 and $656,000 or 97.9% for the nine months ended September 30, 2013, when compared to 2012.

The Company’s cost of interest-bearing liabilities has declined from 1.00% for the third quarter of 2012 to 0.57% for the third quarter of 2013. The Company’s cost of interest-bearing liabilities has declined from 1.06% for the first nine months of 2012 to 0.61% for the first nine months of 2013.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $4,069,000 and $4,255,000 for the three months ended September 30, 2013 and 2012, respectively, which was a decrease of $186,000 (4.4%). The annualized net interest margin was 3.56% and 3.67% for the three months ended September 30, 2013 and 2012, respectively.

Net interest income was $12,051,000 and $12,649,000 for the nine months ended September 30, 2013 and 2012, respectively, which was a decrease of $598,000 (4.7%). The annualized net interest margin was 3.59% and 3.68% for the nine months ended September 30, 2013 and 2012, respectively.

As noted above, the decrease in net interest income for both the quarter and year to date was primarily the result of the decline in interest income due to lower earning asset yields, partially offset by the lower cost of interest-bearing deposits and decreased interest expense for other borrowings.

Interest-earning assets were $473,611,000 at September 30, 2013 compared to $472,310,000 at September 30, 2012, an increase of $1,301,000 (0.3%). Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total gross loans, including loans held for sale, were $290,509,000 at September 30, 2013 compared to $328,779,000 at September 30, 2012, a decrease of $38,270,000 (11.6%). Mortgage loans held for sale totaled $27,694,000 and $56,273,000 at September 30, 2013 and 2012, respectively, a decrease of $28,579,000 (50.8%). Securities available-for-sale were $156,571,000 at September 30, 2013, compared to $107,420,000 at September 30, 2012, an increase of $49,151,000 (45.8%). Interest bearing deposits with banks totaled $11,131,000 and $37,108,000 at September 30, 2013 and 2012, respectively, a decrease of $25,977,000 (70.0%). Interest-bearing customer deposits were $349,636,000 at September 30, 2013 compared to $346,142,000 at September 30, 2012, an increase of $3,494,000 (1.0%). Noninterest-bearing customer deposits were $79,743,000 at September 30, 2013 compared to $79,100,000 at September 30, 2012, an increase of $643,000 (0.8%).

Provision for Loan Losses

Beginning in the third quarter of 2012, the Bank began to experience net recoveries instead of charge offs, as well as an overall improvement in the quality of the loan portfolio. This resulted in credit provisions to the allowance through the second quarter of 2013. During the third quarter of 2013, net recoveries declined, and the balance of the loan portfolio remained comparable to the second quarter of 2013. Therefore, the Bank recorded a provision for loan losses of $15,000 for the three months ended September 30, 2013 compared to a negative provision of $729,000 for the three months ended September 30, 2012, an increase of $744,000. The Bank recorded a negative provision for loan losses of $1,787,000 for the nine months ended September 30, 2013 compared to a negative provision of $299,000 for the nine months ended September 30, 2012, a decrease of $1,488,000. The year to date negative provision and decrease from 2012 to 2013 was the result of decreasing historical loss rates, management’s detailed review of the Bank’s loan portfolio, the level of the Bank’s non-performing loans, net recoveries for the three and nine months ended September 30, 2013, and decreasing loan delinquencies.

Non-performing loans to total loans, excluding loans held for sale, was 1.21% at September 30, 2013 compared to 1.47% at December 31, 2012 and 0.93% at September 30, 2012. As shown in the non-performing assets section below, the Bank has experienced a decrease of $727,000 in non-accrual loans during the first nine months of 2013, although non-accrual loans have increased $616,000 since September 30, 2012. However, total non-performing assets to total assets have continued to decrease. The ratio of non-performing assets to total assets was 1.88%, 1.93% and 1.66% as of September 30, 2012, December 31, 2012 and September 30, 2013, respectively. Each loan that the Bank deems impaired is subject to an analysis consisting of an evaluation of the underlying collateral and/or expectation of future cash flows to determine impairment and, if necessary, a specific allowance for loan losses reserve is established. The Bank’s specific reserve was $131,000 at September 30, 2013 compared to $398,000 at September 30, 2012, a decrease of $267,000 (67.1%). The ratio of the allowance for loan losses to total loans, excluding loans held for sale, decreased to 1.97% at September 30, 2013 from 2.24% at December 31, 2012, and 2.41% at September 30, 2012. The Bank experienced a net recovery of $198,000 for the third quarter of 2013 compared to net recoveries of $432,000 for the third quarter of 2012, resulting in annualized charge-off ratios of (-0.30%) and (-0.62%), respectively. The Bank experienced a net recovery of $1,007,000 for the first nine months of 2013 compared to net recoveries of $52,000 for the first nine months of 2012, resulting in annualized charge-off ratios of (-0.51%) and (-0.03%), respectively. Although the Bank’s annualized charge-off ratios have declined, the improved performance of the Bank’s loan portfolio is not necessarily indicative of future performance. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-interest Income

Non-interest income for the three months ended September 30, 2013 and 2012 was $2,704,000 and $4,835,000, respectively, a decrease of $2,131,000 (44.1%). Service charges on deposit accounts were $414,000 and $380,000 for the three months ended September 30, 2013 and 2012, respectively, a slight increase of $34,000 (8.9%). Mortgage banking activities resulted in income of $1,765,000 and $3,929,000 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $2,164,000 (55.1%). Loans sold in the secondary market for the three months ended September 30, 2013 and 2012 were $106,740,000 and $118,142,000, respectively. Substantially all loans originated by the mortgage division are sold in the secondary market with servicing rights released. There has been a decrease in the volume of loans sold when compared to 2012, and the yields have also decreased. Therefore, mortgage banking income has decreased. Other income was $503,000 and $506,000 for the three months ended September 30, 2013 and 2012, respectively, a slight decrease of $3,000.

Non-interest income for the nine months ended September 30, 2013 and 2012 was $10,294,000 and $11,240,000, respectively, a decrease of $946,000 (8.4%). Service charges on deposit accounts were $1,174,000 and $1,114,000 for the nine months ended September 30, 2013 and 2012, respectively, a slight increase of $60,000 (5.4%). Mortgage banking income was $6,462,000 and $8,724,000 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $2,262,000 (26.0%). Loans sold in the secondary market for the nine month period ended September 30, 2013 and 2012 were $311,281,000 and $309,167,000, respectively, a slight increase of $2,114,000 (0.6%). The overall decrease in mortgage banking income is attributable to pricing in the secondary market and a decrease in the fair value due to rising interest rates during the third quarter of 2013. Other income was $2,386,000 and $1,375,000 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $1,011,000 (73.5%), which is primarily attributable to death insurance benefits from a Bank owned life insurance policy of $806,000 and a recovery of legal expenses of $175,000.

Non-interest Expense

Non-interest expense for the three months ended September 30, 2013 and 2012 was $5,633,000 and $6,507,000, respectively, a decrease of $874,000 (13.4%). Salary and employee benefit costs were $3,299,000 and $3,449,000 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $150,000 (4.3%). The decrease was primarily due to lower incentives for mortgage banking because of reduced mortgage income, partially offset by an increase in salary expense due to the new Evans, Georgia branch. Occupancy expense decreased $4,000 (1.0%) from $391,000 to $387,000 comparing the three months ended September 30, 2012 and 2013, respectively. OREO expense decreased $567,000 (61.8%) from $918,000 to $351,000 comparing the three months ended September 30, 2012 and September 30, 2013, respectively. The decrease in OREO expense was primarily due to lower valuation adjustments and reduced OREO maintenance expenses for properties. Other non-interest expense for the three months ended September 30, 2013 decreased by $153,000 (8.7%) to $1,596,000 from $1,749,000 for the three months ended September 30, 2012. The decrease in other non-interest expense was primarily due to a $392,000 prepayment penalty for the early payoff of two FHLB advances in September 2012, offset by an increase in data processing of $131,000 mainly due to implementation of new software for the mortgage division, and an increase in loan related expenses of $64,000 mainly due to a reclassification of mortgage loan related expenses,

Non-interest expense for the nine months ended September 30, 2013 and 2012 was $16,714,000 and $16,538,000, respectively, a slight increase of $176,000 (1.1%). Salary and employee benefit costs were $9,664,000 and $9,351,000 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $313,000 (3.4%). This increase was primarily due to an increase in the number of employees due to the new Evans, Georgia Branch and normal salary increases. Occupancy expense decreased $46,000 (3.9%) from $1,168,000 to $1,122,000 comparing the nine months ended September 30, 2012 and 2013, respectively. OREO expense decreased $356,000 (25.3%) from $1,409,000 to $1,053,000 comparing the nine months ended September 30, 2012 and 2013, respectively. The decrease is mainly due to a reduction in valuation adjustments and decreased property maintenance expenses. Other non-interest expense for the nine months ended September 30, 2013 increased by $265,000 (5.8%) to $4,875,000 from $4,610,000 for the nine months ended September 30, 2012. There was an increase in loan related expenses of $290,000 due to a reclassification of mortgage loan related expenses, data processing expense of $258,000 mainly due to implementation of new software for the mortgage division, accounting and auditing expense of $53,000, advertising expense of $48,000, furniture and fixtures expense of $82,000, and printing and supplies of $29,000. These increases were offset by decreases in FDIC insurance premium of $135,000, and penalties of $392,000 due to an early prepayment of two FHLB advances in September 2012. Some of the increases noted above are attributable to the opening of the new Evans branch.

Income Taxes

The Company recorded income tax expense of $282,000 and $1,070,000 for the three months ended September 30, 2013 and 2012, respectively. The decrease in 2013 resulted from the decrease in net income before taxes and an increase in tax-exempt income. The effective tax rate was 25.1% and 32.3% for the three months ended September 30, 2013 and 2012, respectively.

The Company recorded income tax expense of $2,149,000 and $2,421,000 for the nine months ended September 30, 2013 and 2012, respectively. The slight decrease in 2013 resulted from the decrease in net income before taxes. The effective tax rate was 29.0% and 31.6% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the effective tax rate was due to certain tax-exempt income items including the life insurance death benefit.

 Financial Condition

Overview

Total consolidated assets at September 30, 2013 were $500,125,000, a decrease of $6,050,000 (1.2%) from December 31, 2012 total consolidated assets of $506,175,000. Cash and due from banks totaled $18,970,000 at September 30, 2013, and $30,279,000 at December 31, 2012, a decrease of $11,309,000 (37.3%). Investments in securities at September 30, 2013 were $156,571,000 compared to $132,760,000 at December 31, 2012, an increase of $23,811,000 (17.9%). Gross loans, excluding loans held for sale, were $262,815,000 at September 30, 2013, a decrease of $3,016,000 (1.1%) from $265,831,000 at December 31, 2012. Loans held for sale decreased $20,738,000 (42.8%) from $48,432,000 at December 31, 2012 to $27,694,000 at September 30, 2013. Cash and due from banks at September 30, 2013 and December 31, 2012 included $1,950,000 and $14,475,000, respectively, of interest-bearing balances with the Federal Reserve Bank, at a minimal interest rate, that were included in interest-earning assets. During September 2013, the Bank purchased $5,000,000 in additional bank-owned life insurance (BOLI). Please see Exhibit 10.1 for additional information regarding the policy and terms. Other assets increased $825,000 (12.6%) mainly due to an increase of $2,733,000 in deferred tax assets due to changes in the fair value of securities available for sale, offset by a decrease of $1,320,000 in the derivatives recorded for the forward commitments for loans held for sale and interest rate lock commitments, and a decrease in the FDIC prepaid insurance of $913,000.

Total deposits at September 30, 2013 were $429,379,000, an increase of $12,423,000 (3.0%) from the December 31, 2012 balance of $416,956,000. Interest-bearing customer deposits at September 30, 2013 were $349,636,000, an increase of $3,560,000 (1.0%) from the December 31, 2012 balance of $346,076,000. Time deposits decreased $13,615,000 (8.0%) while money market accounts increased $20,977,000 (38.2%). NOW and savings accounts decreased $3,802,000 (3.1%). Non-interest bearing deposits increased $8,863,000 (12.5%) from $70,880,000 at December 31, 2012 to $79,743,000 at September 30, 2013. The Bank’s repurchase agreements totaled $6,268,000 at September 30, 2013, an increase of $2,935,000 (88.1%) from the December 31, 2012 balance of $3,333,000.

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

The composition of non-performing assets for each reportable date is shown in the table below.

	September 30, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
Non-accrual loans	$3,169	$3,896	$2,553
Other real estate owned	5,136	5,876	7,158
	$8,305	$9,772	$9,711

The Bank’s non-accrual loans decreased $727,000 (18.7%) during the first nine months of 2013. This decrease is due to various factors, including charge-offs and transfers to OREO as well as pay-downs and movement to accrual status. The Bank’s OREO decreased $740,000 (12.6%) during that same period. Since September 30, 2012, non-accrual loans have increased $616,000 (24.1%) and OREO has decreased $2,022,000 (28.3%). The ratio of non-performing assets to total loans and OREO, excluding loans held for sale, was 3.10% at September 30, 2013, 3.60% at December 31, 2012, and 3.47% at September 30, 2012. The continued reduction and disposition of non-performing assets is a management priority.

Troubled Debt Restructurings

As of September 30, 2013, the Bank had 26 loans totaling $7,621,000 classified as troubled debt restructurings. As of December 31, 2012, the Bank had 23 loans totaling $6,734,000 classified as troubled debt restructurings. Included in troubled debt restructurings were loans totaling $815,000 and $1,588,000 on nonaccrual as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, two loans totaling $532,000 classified as troubled debt restructurings were in default. As of September 30, 2012, one loan totaling $180,000 classified as a troubled debt restructuring was in default.

Allowance for Loan Losses

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of probable risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” The allowance for loan losses was $5,174,000, $5,954,000 and $6,557,000 as of September 30, 2013, December 31, 2012, and September 30, 2012, respectively. The decrease of $780,000 from December 31, 2012 to September 30, 2013 is the result of several factors, including improving historical loss ratios and improving credit quality. The Bank has also experienced net recoveries of $1,007,000 during the nine months ended September 30, 2013 as noted in the provision for loan losses discussion above. The ratio of the allowance for loan losses to total loans, excluding loans held for sale, decreased to 1.97% at September 30, 2013 from 2.24% at December 31, 2012, and 2.41% at September 30, 2012. For the three months ended September 30, 2013, there was a net recovery of 0.30% annualized compared to net recoveries of 0.62% annualized for the same period in 2012. For the nine months ended September 30, 2013, there was a net recovery of .51% annualized compared to net recoveries of 0.03% annualized for the same period in 2012. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at September 30, 2013 was 40.4% compared to 42.4% at December 31, 2012.

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

The table below reflects the Bank’s current regulatory capital ratios, including comparisons to December 31, 2012 and regulatory minimums:

	September 30, 2013	December 31, 2012	Minimum Regulatory Requirement
Total risk-based capital ratio	17.53%	16.59%	8.00%
Tier 1 risk-based capital ratio	16.28%	15.34%	4.00%
Tier 1 leverage ratio	12.00%	11.13%	4.00%

On October 28, 2013, the Company declared a cash dividend of $0.045 per share of common stock to all shareholders of record as of November 12, 2013, payable on November 19, 2013.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2013 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management has developed and implemented policies and procedures for reviewing disclosure controls and procedures and internal control over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2013 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

3.2	-	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763)

10.1^	-	First Bank of Georgia Death Benefit Plan for Select Management (including the Company’s named executive officers)

31.1^	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	-	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*^		XBRL Instance Document

101.SCH*^		XBRL Taxonomy Extension Schema Document

101.CAL*^		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*^		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*^		XBRL Taxonomy Extension Label Linkbase Document

101.PRE*^		XBRL Taxonomy Extension Presentation Linkbase Document

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

GEORGIA-CAROLINA BANCSHARES, INC.

November 1, 2013	By:	/s/ Remer Y. Brinson, III
Remer Y. Brinson, III
President and Chief Executive Officer
(principal executive officer)

November 1, 2013	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 10.1^	First Bank of Georgia Death Benefit Plan for Select Management (including the Company’s named executive officers)

Exhibit 31.1^	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2^	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS*^	XBRL Instance Document

Exhibit 101.SCH*^	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document

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