Form 10-K
period 2013-12-31
Georgia-Carolina Bancshares, Inc
filed 2014-03-07
CIK 1044082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2013

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

Large accelerated filer _____	Accelerated filer _____	Non-Accelerated filer _____	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (2,586,856 shares), on June 30, 2013 was $39,190,868 based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on June 30, 2013. For purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date. As of March 7, 2014, 3,594,973 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2014 Annual Meeting of Shareholders scheduled to be held on May 19, 2014 are incorporated herein by reference in response to Part III of this Report.

GEORGIA-CAROLINA BANCSHARES, INC.

2013 Form 10-K Annual Report

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

PART I

Item 1.      Business

General

Georgia-Carolina Bancshares, Inc. (the “Company,” “Holding Company” or “we,” “us,” “our”) is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, locally owned, state-chartered commercial bank which opened for business in 1989. The Bank operates three branch offices in Augusta, Georgia, two branch offices in Martinez, Georgia, one branch office in Evans, Georgia, and one branch office in Thomson, Georgia. The Evans branch opened in May 2013. The Bank is also the parent company of Willhaven Holdings, LLC, which formerly held certain other real estate of the Bank.

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

In September 1999, the Bank established a mortgage division which operates as First Bank Mortgage (the “Mortgage Division”). The Mortgage Division originates mortgage loans and offers a variety of other mortgage products. As of December 31, 2013, First Bank Mortgage had locations in the Augusta and Savannah, Georgia markets.

In December 2003, the Bank established a financial services division which operates as FB Financial Services. FB Financial Services offers financial planning and investment services through its relationship with Linsco/Private Ledger (Member NASD/SIPC), one of the nation’s leading independent brokerage firms. A joint office of FB Financial Services and Linsco/Private Ledger is located in the Bank’s Daniel Village location on Wrightsboro Road in Augusta.

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

The extent to which other types of financial services companies compete with commercial banks has increased significantly over the past several years as a result of federal and state legislation which has permitted these organizations to compete for customers of banks and offer products that have historically been offered by banks. See the “Supervision and Regulation” section that begins on the next page.

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

Employees

At December 31, 2013, the Company and the Bank employed 159 persons on a full-time basis and 6 persons on a part-time basis, including 56 banking officers.

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

SUPERVISION AND REGULATION

The following discussion sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relative to the Company and the Bank. The regulatory framework is intended primarily for the protection of depositors and the Deposit Insurance Fund (the “DIF”) of the FDIC and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions.

Federal Legislation Related to 2008 Economic Crisis

Economic Stabilization Legislation. In the wake of the 2008 financial crisis, the federal government enacted several laws and certain key federal regulatory agencies enacted various regulations and programs designed to stabilize the economy. The two principal pieces of legislation were the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009. Under these laws and other authority, government agencies enacted the Troubled Asset Relief Program (“TARP”), Capital Purchase Program, Public-Private Investment Program, Temporary Liquidity Guarantee Program (“TLGP”) and other initiatives. The Board of Directors of the Bank elected to participate only in the TLGP (which expired at the end of 2012), although the Bank may elect to participate in other programs in the future.

Effective January 1, 2010, all mortgagees who participate in FHA/VA programs of the U.S. Department of Housing and Urban Development (HUD) are subject to additional requirements. First Bank of Georgia’s Mortgage Division initially fell under the requirement of Section 203(b)(1) of the new “Helping Families Save Their Homes Act of 2009” (HFSH Act) which requires that the Mortgage Division submit annual audited financial statements to HUD prepared and audited in accordance with HUD’s Consolidated Audit Guide for Audits of HUD Programs. The new requirements are a prudent safeguard that permits the FHA to ensure that those entities with which it does business are adequately capitalized to meet potential needs. The following reports are required to be submitted as part of the requirement: an audit report on internal controls as it relates to reporting and administering HUD-assisted programs and an audit report on compliance with applicable laws and regulations related to HUD-assisted programs. Those required audits were completed in early 2014.

The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010 and results in sweeping changes in the regulation of financial institutions. Many provisions of the Dodd-Frank Act apply to, and are more likely to affect, larger financial institutions. However, the Dodd-Frank Act contains numerous other provisions that affect community banks.

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

●

Assessment Base for Deposit Insurance. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the DIF, and increased the floor applicable to the size of the DIF, which may require an increase in the level of assessments for institutions such as the Bank.

●	Deposit Insurance Limits. The Dodd-Frank Act made permanent the $250,000 limit on federal deposit insurance.

●

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

●

Loss of Federal Preemption. The Dodd-Frank Act restricts the preemption of state law by federal law and disallows subsidiaries and affiliates of national banks from availing themselves of such preemption.

●

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

●

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

●

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

●

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

●

Minimum Capital Requirements and Enhanced Supervision. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. In addition, new enhanced capital requirements have been approved by federal regulators, including the Federal Reserve and the FDIC (see “The Bank - Capital Adequacy” below).

●

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

●

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

●

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

●

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

The Company

Bank Holding Company Regulation. The Company is a bank holding company and a member of the Federal Reserve System under the Bank Holding Company Act of 1956 (the “BHC Act”). As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act, as well as other federal and state laws governing the banking business. The Federal Reserve Board is the primary regulator of the Company, and supervises the Company’s activities on a continual basis. The Company is required to furnish to the Federal Reserve Board an annual report of its operations at the end of each fiscal year, and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. In general, the BHC Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve Board before:

●	acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank;
●	taking any action that causes a bank to become a subsidiary of a bank holding company;
●	merging or consolidating with another bank holding company; or
●	acquiring most other operating companies.

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

Financial Services Modernization. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Modernization Act”) amended the BHC Act and:

●	allows bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities than was permissible under prior law;
●	allows insurers and other financial services companies to acquire banks;
●	allows national banks, and some state banks, either directly or through operating subsidiaries, to engage in certain non-banking financial activities;
●	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and
●	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

Subsidiary Dividends. The Company is a legal entity separate and distinct from the Bank. A portion of the Company’s revenues is derived from amounts paid as dividends to the Company by the Bank. Under Georgia law, the Bank may pay dividends only when and if the Bank is not insolvent. In addition, dividends may not be declared or paid at any time when the Bank does not have combined paid-in capital and appropriated retained earnings equal to at least 20% of the Bank’s capital stock. The Georgia Department of Banking and Finance’s approval must be obtained before the Bank may pay cash dividends out of retained earnings if (i) the total classified assets at the most recent examination of the Bank exceeded 80% of the equity capital, (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends for the previous calendar year, or (iii) the ratio of equity capital to adjusted assets is less than 6%.

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

The agencies incorporate oversight of incentive compensation policies, as part of the regular, risk-focused examination process, of financial institutions that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements.  The findings of the supervisory initiatives will be included in reports of examination.  Deficiencies will be incorporated into the financial institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the institution is not taking prompt and effective measures to correct the deficiencies.

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

The scope and content of banking regulators’ policies on executive compensation are likely to continue evolving in the future.

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

Bank Lending Limit. In September 2009, the Bank became subject to revised regulations from the State of Georgia Department of Banking and Finance regarding its total aggregate lending limit to a single customer and that customer’s related entities.  The new regulation revised the definition of how a single customer is defined. As a result, the Board of Directors of the Bank approved an increase in the Bank’s statutory capital base in October 2009 by appropriating a portion of retained earnings. At December 31, 2013, the Bank’s statutory capital base totaled $40.0 million and consisted of $3.18 million in capital stock, $16.32 million of surplus and $20.50 million in appropriated retained earnings, allowing for a $10.0 million lending limit (25%).

Commercial Real Estate Lending. Lending operations that involve concentration of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators.  The regulators have issued guidance with respect to the risks posed by commercial real estate lending concentrations.  Real estate loans generally include land development, construction loans, loans secured by multi-family property and nonfarm nonresidential real property where the primary source of repayment is derived from rental income associated with the property.  The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

●	total reported loans for construction, land development and other land represent 100 percent or more of the institution’s total risk-based capital, or
●

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

Interstate Banking and Branching. The Dodd-Frank Act modified the federal statute governing de novo interstate branching by state member banks. As a result, a state member bank is authorized to open its initial branch in a host state by establishing a de novo branch at any location where a bank chartered by that host state could establish a branch. A host state is defined as a state, other than a bank’s home state, in which the bank seeks to establish and maintain a branch. A state member bank seeking to open a de novo interstate branch must file an application with the Federal Reserve Board in addition to adherence to state filing requirements and to capital, management, and community reinvestment standards.

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

The Bank’s FDIC insurance expense totaled $254,428 for 2013. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017. The FICO assessment rates, which are determined quarterly, are based on average total consolidated assets minus average tangible equity.

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

In September 2009, the U.S. Treasury Department released a set of principles for financial regulatory reform, including a general recommendation for increased capital for banks and bank holding companies across the board (with even higher requirements for systemically risky banking organizations). In December 2009, the Basel Committee on Banking Supervision issued proposals for regulatory capital changes, including greater emphasis on common equity as a component of Tier 1 capital. On September 12, 2010, the Basel Committee announced the calibration of its revised capital framework for major banking institutions (known as “Basel III”). Both proposals also recommended enhanced leverage and liquidity requirements.

In July 2013, the OCC and the Federal Reserve approved a final rule that replaces the existing risk-based and leverage capital rule. This rule was published in October 2013. An interim final rule was published by the FDIC in September 2013, which is consistent with the OCC/Federal Reserve rule. The Bank will be subject to the FDIC interim rule. The rule establishes a new regulatory capital framework that incorporates revisions to the Basel capital framework, including Basel III and other elements. The rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and amends the methodologies for determining risk-weighted assets. Subject to various transition periods, the rule is effective for “advanced approaches” banks on January 1, 2014, and for all other banks (including the Bank) on January 1, 2015.

Highlights of the new regulatory capital rule:

●	Revises the “Prompt Corrective Action” framework to incorporate new regulatory capital minimum thresholds.
●	Adds a new Common Equity Tier 1 capital ratio of 4.5 percent and increases the minimum Tier 1 capital ratio requirement from 4.0 percent to 6.0 percent.
●	Implements strict eligibility criteria for regulatory capital instruments.
●	Improves the measure of risk-weighted assets to enhance risk sensitivity.
●	Retains the existing regulatory capital framework for one- to four-family residential mortgage exposures.
●	Allows banks not subject to the advanced approaches rule to retain the existing treatment for accumulated other comprehensive income (“AOCI”) through a one-time election.
●	Allows certain depository institution holding companies to continue to include in Tier 1 capital previously issued trust preferred securities and cumulative perpetual preferred stock.
●

Limits capital distributions and certain discretionary bonus payments if banks do not maintain a “capital conservation buffer” of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets.

In December 2013, five federal agencies, including the Federal Reserve Board, the FDIC and the SEC, approved final rules to implement Section 619 of the Dodd-Frank Act, known as the “Volcker Rule.” Section 619 prohibits insured depository institutions and their affiliates from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options, for their own account. The rules also impose limits on a banking entity’s investments in, and other relationships with, hedge funds and private equity funds. There are exemptions for certain activities and compliance with the rules varies with the size of the banking entity and scope of activities.

On January 14, 2014, the same five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions of Section 619 of the Dodd-Frank Act. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if the following qualifications are met: (1) the TruPS CDO was established, and the interest was issued, before May 19, 2010; (2) the banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in Qualifying TruPS Collateral; and (3) the banking entity’s interest in the TruPS CDO was acquired on or before December 10, 2013 (the date the agencies issued final rules implementing Section 619 of the Dodd-Frank Act). The TruPS CDO structure was the vehicle that gave effect to the use of trust preferred securities as a regulatory capital instrument prior to May 19, 2010. Section 619 and the related regulations will not have an impact on the Company or the Bank.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established a “prompt corrective action” program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. Federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines below the “Adequately Capitalized” level described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. Currently, for community banks such as the Bank, the categories are:

●

Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a Tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

●

Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a Tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

●

Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a Tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

●

Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a Tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3% and the institution is rated a composite 2-5 under the CAMELS rating system.

●

Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

For the Bank, new regulatory capital minimum thresholds will become effective January 1, 2015, as discussed above. As of December 31, 2013, under the present rules in effect, we were deemed to be “well capitalized”.

Standards for Safety and Soundness. The Federal Deposit Insurance Act (the “FDIA”) requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies must also prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal bank regulatory agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal bank regulatory agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC determines that we fail to meet any standards prescribed by the guidelines, the agency may require us to submit to the agency an acceptable plan to achieve compliance with the standard.

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

With market value of its common equity less than $75 million, the Company does not qualify as an accelerated filer or large accelerated filer and therefore is not presently subject to Section 404(c) of the SOX for the year ended December 31, 2013. Prior to the enactment of the Dodd-Frank Act, the Company, as a non-accelerated filer, would have been required to include an attestation report from its public accounting firm on internal control over financial reporting in its Annual Report on Form 10-K filed with the SEC.

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

●

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

●	The Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers.

●

The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves.

●	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit.

●	The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies.

●	The Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies.

●

The Check Clearing for the 21st Century Act, giving “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check, and enacting other provisions related to check status, communication and verification procedures.

●	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank are also subject to:

●

the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

●

the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Financial Institutions Reform Recovery and Enforcement Act of 1989. This act expanded and increased the enforcement powers of the federal regulatory agencies in terms of both civil and criminal penalties against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys, accountants and others who participate in the conduct of the financial institution’s affairs. Practices subject to these sanctions can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

Dramatic declines in the housing market which began in 2008, unemployment and under-employment, negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. The crisis caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in many cases, to fail. This economic turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and the lack of confidence in the financial markets adversely affected the banking industry, including our business. Although economic conditions have been improving, future market developments could affect consumer confidence levels and cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses.

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

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact of the Dodd-Frank Act on our current activities or new financial activities we may consider in the future, our financial performance, and the markets in which we operate, will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments.

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

Significant disruptions in the secondary market for residential mortgage loans have reduced the demand for and impaired the liquidity of many mortgage loans. Declining real estate prices have also caused higher delinquencies and losses on certain mortgage loans. Although the market has improved, the effects of mortgage market challenges, combined with a correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that we hold, mortgage loan originations and profits on sales of mortgage loans. Declines in real estate values and home sales, and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors, could have further adverse effects on borrowers, resulting in higher delinquencies and greater charge-offs in future periods, which could adversely affect our financial condition and results of operations.

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

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

●	the duration of the credit;
●	credit risks of a particular customer;
●	changes in economic and industry conditions; and
●	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

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

The current prolonged low interest rate environment presents challenges to us in meeting profitability goals and managing interest rate risk.

The low interest rate environment for the past five years has presented a challenging operating environment for most banks, including us, whereby net interest margins become more and more compressed. This compression is the result of two factors: (1) declining earning asset yields as new loans and securities are added to the balance sheet at lower rates of return, and (2) the realization of lower incremental benefits related to lower interest payments on deposits and other interest-bearing liabilities. Further, the impact of net interest performance on a bank’s operating results is significantly influenced by the bank’s operational efficiency, which generally is a greater challenge for smaller banks than the largest banks. Lower margins result in less net interest income available to cover operating expenses, and may require balance sheet duration adjustments to capture additional yields and try to reduce costs of interest-bearing liabilities. Thus, meeting profitability goals is more difficult and interest rate risks have grown in this low interest rate environment and will continue to persist for the banking industry for the foreseeable future.

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

In 2013, we reported strong earnings and an increase in loans and deposit levels. However, we may not be able to sustain our historical rate of growth from prior years and may not even be able to grow our business at all. We may not be able to sustain or increase our profitability. Consequently, our historical results of operations are not necessarily indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations and competition may also impede our ability to increase our rate of growth and our profitability.

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

We are subject to extensive regulation that could limit or restrict our activities, and such regulation is for the protection of our depositors and not for the benefit of our investors.

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

Insured institution failures and a deterioration in banking and economic conditions since 2008 have significantly increased the insurance fund loss provisions of the Deposit Insurance Fund (“DIF”) of the FDIC. This resulted in a decline in the designated reserve ratio to historical lows through the end of 2012. The FDIC expects there could be additional insured institution failures in the next few years. The reserve ratio improved during 2013, however, it may decline again. Additionally, the limit on FDIC coverage was increased to $250,000 by the enactment of the Dodd-Frank Act.

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

Liquidity needs could adversely affect our results of operations and financial condition.

Our primary sources of funds are customer deposits and loan principal and interest payments. Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Scheduled loan repayments are a relatively stable source of funds; however, they are subject to the ability of borrowers to repay the loans. Borrowers’ ability to repay loans can be adversely affected by a number of factors outside our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Cash flows from investments are also fairly stable but can be accelerated or extended based on underlying interest rates. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet deposit withdrawal demands or otherwise fund operations. Those sources may include Federal Home Loan Bank advances, brokered deposits and federal funds lines of credit from correspondent banks. While we believe these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we experience atypical deposit withdrawal demands, increased loan demand or if regulatory decisions should limit available funding sources such as brokered deposits. We may be required to slow or discontinue loan growth, capital expenditures, other investments or liquidate assets should those sources not be adequate.

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

Our operations and the operations of our vendors, suppliers and customers may be subject to disruption from a variety of causes, including work stoppages, financial difficulties, acts of war, terrorism, fire, ice storms, earthquakes, flooding or other natural disasters. If a major disruption were to occur it could result in suspension of operations, harm to people or the environment, delays in our ability to provide banking services, or the inability of customers to repay loan obligations. Adverse consequences may also result from disruptions in the operations of our vendors, suppliers and customers, which could have a material adverse effect upon our business.

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

Our board of directors may determine from time to time that there is a need to obtain additional capital through the issuance of additional shares of common stock. These issuances would likely dilute the ownership interests of our investors and may dilute the per share book value of our common stock. In addition, the issuance of additional shares of common stock under our stock option and equity incentive plans will further dilute each investor’s ownership of our common stock.

Our board of directors has the authority to set the terms of and issue preferred stock without shareholder approval, which could dilute your ownership interest in the Company, and which would likely have superior rights over the common stock of the Company as to dividends and liquidation preference.

The Company’s Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock and give the board of directors the authority to decide what the terms (such as dividend rate, liquidation preference, redemption features and the like) of the shares of any series of preferred stock will be and how many shares to issue.

In the future, our board of directors may choose to designate one or more new series of preferred stock, with rights and preferences that are undetermined at this time. In general, dividends on any preferred stock that might be issued must be paid in full before you, as a holder of common stock, would receive any dividends, and holders of preferred stock would be paid out before you would receive anything if the Company were liquidated. Thus, our board of directors will have the ability to issue shares of preferred stock that would have rights superior to your rights as a holder of common stock which could be dilutive to and diminish the value of your common stock.

An entity holding as little as a 5% interest in our outstanding common stock could, under certain circumstances, be subject to regulation as a “bank holding company.”

Any entity, including a “group” composed of natural persons, owning or controlling with the power to vote 25% or more of our outstanding common stock, or 5% or more if the holder otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the Bank Holding Company Act (“BHCA”). In addition, (i) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve under the BHCA to acquire or retain 5% or more of our outstanding common stock, and (ii) any person not otherwise defined as a company by the BHCA and its implementing regulations may be required to obtain the approval of the Federal Reserve under the Change in Bank Control Act to acquire or retain 10% or more of our outstanding common stock.

Becoming a bank holding company imposes statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for any bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder’s investment in our common stock or those nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

Item 1B.      Unresolved Staff Comments

Not Applicable

Item 2.          Properties

The Company’s and the Bank’s main office is located at 3527 Wheeler Road in Augusta, Georgia. This office was opened in September 2005. The Bank operates three banking offices in Augusta, Georgia, two banking offices in Martinez, Georgia, one banking office in Evans, Georgia, and one banking office in Thomson, Georgia. All of these offices are owned by the Bank. The following table sets forth the location of each of the Bank’s branch offices and the date each branch opened for business:

Branch	Date Opened

Hill Street Office, Thomson, Georgia	January 1989
Daniel Village Office, Augusta, Georgia	March 1999
West Town Office, Martinez, Georgia	October 1999
Medical Center Office, Augusta, Georgia	January 2001
Fury’s Ferry Road Office, Martinez, Georgia	April 2002
Main Office, Augusta, Georgia	September 2005
Evans Office, Evans, Georgia	May 2013

The Bank also leases office space at one location in Augusta to house the Mortgage Division. The Mortgage Division also operates offices in Savannah, Georgia out of leased office space.

Item 3.           Legal Proceedings

The nature of the business of the Bank is such that it ordinarily results in a certain amount of litigation. In the opinion of management, except as otherwise described below, there are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are the subject; nor are there material proceedings known to the Company or the Bank to be contemplated by any governmental authority; nor are there material proceedings known to the Company or the Bank, pending or contemplated, in which any director, officer, or affiliate or any principal security holder of the Company or the Bank, or any associate of any of the foregoing, is a party or has an interest adverse to the Company or the Bank.

In August 2011, the Bank was sued in State Court by a subcontractor related to a residential development project foreclosed upon by the Bank. The suit alleged various claims against the Bank, all of which the Bank denied. Following a mistrial in November 2012 where the jury failed to reach a verdict, a second trial in January 2013 resulted in a verdict against the Bank in the amount of $597,500. The Bank is in the process of appealing this verdict and believes it has meritorious defenses against the verdict. The entire judgment amount was recorded as a contingent liability as of December 31, 2012 and 2013; therefore management does not expect that there will be any material adverse effects on the Company’s future consolidated financial position, results of operations or cash flows related to this litigation.

Item 4.          Mine Safety Disclosures

Not applicable.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the OTC Markets Group’s (OTCQB) tier under the symbol “GECR”. The market for the Company’s common stock must be characterized as a limited market due to its relatively low trading volume and lack of analyst coverage. The following table sets forth for the periods indicated the quarterly high and low sales prices per share as reported by the OTCQB Marketplace. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. The share prices below reflect all stock splits.

	High	Low
Fiscal year ended December 31, 2013
First Quarter	$14.25	$12.60
Second Quarter	$15.99	$14.02
Third Quarter	$16.00	$15.07
Fourth Quarter	$15.25	$14.25
Fiscal year ended December 31, 2012
First Quarter	$9.25	$6.75
Second Quarter	$9.45	$7.00
Third Quarter	$10.75	$8.86
Fourth Quarter	$12.98	$10.70

Holders of Common Stock

As of March 7, 2014 the number of holders of record of the Company’s common stock was approximately 520.

Dividends

Cash dividends totaling $623,000 and $432,000 were paid by the Company during the years ended December 31, 2013 and 2012, respectively. The Company paid a quarterly dividend of $0.04 per share in the first quarter of 2013 and $0.045 for the second, third and fourth quarters of 2013. Future dividends, if any, will be determined by the Board of Directors of the Company in light of circumstances existing from time to time, including the Company’s growth, financial condition and results of operations, the continued existence of the restrictions described below on the Bank’s ability to pay dividends and other factors that the Board of Directors of the Company considers relevant. In addition, the Board of Directors of the Company may determine, from time to time, that it is prudent to pay special nonrecurring cash dividends in addition to or in lieu of regular cash dividends. Such special dividends will depend upon the financial performance of the Company and will take into account its capital position. No special dividend is presently contemplated.

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

Equity Compensation Plan Information

The Company currently has three equity compensation plans: (i) the 1997 Stock Option Plan, which was approved by shareholders; (ii) the Amended and Restated 2004 Incentive Plan, which was approved by shareholders; and (iii) the Directors Equity Incentive Plan, which has not been approved by shareholders. The following table provides information as of December 31, 2013 regarding the Company’s then existing compensation plans and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1997 Stock Option Plan	29,751	$16.36	-
2004 Incentive Plan	152,491	$9.96	131,240
Equity compensation plans not approved by security holders	-	-	156,363
Total	182,242	$11.00	287,603

Directors Equity Incentive Plan

The Directors Equity Incentive Plan provides that non-employee directors of the Company and the Bank may elect to purchase shares of the Company’s common stock in lieu of receiving cash for director fees earned in each calendar quarter. The purchase price for shares acquired under the plan is equal to 85% of the average closing market price of the Company’s common stock for the last ten trading days of each quarter as reported on the Over-the-Counter Bulletin Board. A non-employee director may join the plan at any time during the last seven days of each calendar quarter. The Directors Equity Incentive Plan also provides non-employee directors of the Company and the Bank annual retainer shares in the form of 1) base award shares, plus 2) bonus shares for service as Board chairman, plus 3) bonus shares for service on various committees. Non-employee advisory board members also qualify to receive annual award shares from the Directors Equity Incentive Plan provided they meet an agreed upon annual attendance requirement. During 2013, the Company issued 7,646 shares of stock as retainer stock, and 6,425 shares of stock in lieu of cash for directors’ fees.

Item 6.          Selected Financial Data

Our selected consolidated financial data presented below as of and for the years ended December 31, 2009 through 2013 is derived from our audited consolidated financial statements. Our audited consolidated balance sheet as of December 31, 2013 and 2012 and results of operations for each of the years in the two year period ended December 31, 2013 are included elsewhere in this report. All years have been restated as necessary for stock dividends and stock splits.

	At and for the Years Ended December 31,
	(Dollars in thousands, except per share data)
	2013	2012	2011	2010	2009

Selected Balance Sheet Data:
Assets	$516,498	$506,175	$493,252	$495,311	$484,013
Investment securities	158,439	132,760	100,283	79,431	47,289
Loans, held for investment	274,747	265,831	285,614	316,809	336,849
Loans, held for sale (LHFS)	31,298	48,432	45,227	46,570	58,135
Allowance for loan losses	5,357	5,954	6,804	7,866	5,072
Deposits	419,705	416,956	411,395	414,749	405,240
Repurchase agreements	12,111	3,333	3,565	3,467	7,297
Long-term debt	-	-	25,000	25,000	25,000
Short-term debt	22,200	25,028	-	-	-
Other liabilities	5,593	4,533	2,847	7,119	3,203
Shareholders’ equity	56,889	56,325	50,445	44,976	43,273

Selected Results of Operations Data:
Interest income	18,332	20,569	22,323	24,409	24,604
Interest expense	2,115	3,682	5,702	7,290	9,722
Net interest income	16,217	16,887	16,621	17,119	14,882
Provision for loan losses	(2,029)	(605)	1,727	8,355	3,082
Net interest income after provision for provision for loan losses	18,246	17,492	14,894	8,764	11,800

Non-interest income	12,904	14,653	11,170	13,246	14,157
Non-interest expense	22,466	22,861	20,127	20,543	20,902
Income before taxes	8,684	9,284	5,937	1,467	5,055
Income tax expense (benefit)	2,480	2,663	1,838	(66)	1,303
Net income	$6,204	$6,621	$4,099	$1,533	$3,752

Per Share Data
Net income – basic	$1.74	$1.84	$1.15	$0.44	$1.08
Net income – diluted	$1.73	$1.84	$1.15	$0.44	$1.07
Book value	$15.93	$15.96	$14.04	$12.72	$12.37
Dividends	$0.175	$0.120	$0.000	$0.000	$0.000
Weighted average number of shares outstanding:
Basic	3,558,876	3,599,431	3,561,064	3,519,408	3,484,309
Diluted	3,590,120	3,599,431	3,561,064	3,519,408	3,492,871

	At and for the Years Ended December 31,
	2013	2012	2011	2010	2009

Performance Ratios:
Return on average assets	1.26%	1.34%	0.82%	0.32%	0.79%
Return on average equity	10.68%	12.16%	8.45%	3.41%	8.93%
Net interest margin (1)	3.59%	3.71%	3.53%	3.83%	3.37%
Efficiency ratio	74.78%	72.48%	72.42%	67.65%	71.98%
Loan (excl LHFS) to deposit ratio	65.39%	63.76%	69.43%	76.39%	83.12%

Asset Quality Ratios:
Nonperforming loans to total loans	0.70%	1.24%	2.34%	1.72%	1.57%
Nonperforming assets to total loans (excl LHFS + OREO)	2.44%	3.60%	5.03%	2.82%	3.12%
Allowance for loan losses to nonperforming loans	278.38%	152.86%	87.98%	125.71%	81.94%
Allowance for loan losses to total loans (excl LHFS)	1.95%	2.24%	2.38%	2.48%	1.51%

Capital Ratios:
Average equity to average assets	11.77%	11.04%	9.66%	9.36%	8.81%
Leverage ratio	11.93%	11.13%	9.74%	9.32%	8.96%
Tier 1 risk-based capital ratio	15.99%	15.34%	12.11%	11.75%	10.50%
Total risk-based capital ratio	17.25%	16.59%	13.37%	13.01%	11.74%

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. Management considers the actual loss history experience over the last four quarters, one year, two year, and three year periods by portfolio segment to determine the historical loss experience used in the general component. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries for the most recent three years; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Additional information on the Bank’s loan portfolio and allowance for loan losses can be found in the “Loan Portfolio” section of this Item 7. Note 1, Note 4, Note 7, and Note 19 to the consolidated financial statements also include additional information on the Bank’s accounting policies related to the allowance for loan losses and other real estate owned.

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

Consolidated Financial Information

Certain consolidated financial information for the Company and Bank as of and for the years ended December 31, 2013 and 2012 is presented below:

	December 31, 2013		December 31, 2012
	Total Assets	Net Income (Loss)	Total Assets	Net Income (Loss)
	(Dollars in thousands)

GECR consolidated	$516,498	$6,204	$506,175	$6,621
The Bank	$516,135	$6,388	$505,919	$6,775
The Company		$(184)		$(154)

The Holding Company on a stand alone basis incurred $288,635 and $229,140 in operational costs for the years ended December 31, 2013 and 2012, respectively. The operational costs were partially offset by income tax benefits of $104,615 and $74,990 for 2013 and 2012, respectively. In total, the net loss for the Holding Company alone was ($184,020) and ($154,150) for the years ended December 31, 2013 and 2012, respectively. The Holding Company alone received $160,000 and $1,500,000 in dividends from the Bank for the years ended December 31, 2013 and 2012, respectively. The Holding Company’s operational costs are primarily funded by proceeds from the exercise of stock options and the dividends received from the Bank.

Results of Operations – Comparison of 2013 and 2012

Balance Sheet

The Company’s total assets increased $10.3 million or 2.0%, to $516.5 million at December 31, 2013 from $506.2 million at December 31, 2012. Average total assets were $493.3 million in 2013 and $493.0 million in 2012, a slight increase of $300,000 or 0.1%. Loans held for sale decreased from $48.4 million at December 31, 2012 to $31.3 million at December 31, 2013, a decrease of $17.1 million or 35.4%. Substantially all loans held for sale originated by the Bank consist of well-secured single family residential mortgage loans which are originated with a sales commitment and are sold in the secondary market shortly after origination, thus reducing the Bank’s credit risk. All other loans, net of allowance, totaled $269.4 million at December 31, 2013 compared to $259.9 million at December 31, 2012, an increase of $9.5 million or 3.7%. Commercial and industrial loans decreased $1.7 million or 8.6%, from $19.8 million at December 31, 2012 to $18.1 million at December 31, 2013. Real estate – residential loans increased $300,000 or 0.5%, from $55.5 million at December 31, 2012 to $55.8 million at December 31, 2013, and real estate – construction, land and land development loans increased $4.6 million or 8.1%, from $55.9 million at December 31, 2012 to $60.5 million at December 31, 2013. Real estate – commercial loans increased $5.9 million or 4.5%, from $130.7 million at December 31, 2012 to $136.6 million at December 31, 2013. Consumer loans totaled $3.9 million at December 31, 2012 and 2013. The increases in most categories are primarily the result of improving loan demand.

While the Bank experienced an increase in loans and a decrease in loans held for sale, liquidity has continued to remain strong. Therefore, the Bank invested in securities available-for-sale during 2013. Securities available-for-sale increased $25.6 million or 19.3% to $158.4 million at December, 31, 2013 compared to $132.8 million at December 31, 2012. Cash and due from banks decreased $13.5 million or 44.4% to $16.8 million at December 31, 2013 from $30.3 million at December 31, 2012. At December 31, 2013 and 2012, interest bearing balances with correspondent banks totaled $7.2 million and $23.10 million, respectively.

During September 2013, the Bank purchased $5.0 million in additional bank-owned life insurance (BOLI). Please see Note 5 of the consolidated financial statements incorporated in this 10-K at Exhibit 99.1 for additional information.

The allowance for loan losses was $5.4 million at December 31, 2013 and $6.0 million at December 31, 2012. This represents a decrease of $0.6 million or 10.0%. The decrease in the allowance is based upon management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and is impacted significantly by an increase in recoveries during 2013. The Bank’s ratio of allowance for loan losses to gross loans, excluding loans held for sale, was 1.95% at December 31, 2013, compared to 2.24% at December 31, 2012.

Other real estate owned decreased $1.0 million or 16.7% to $4.9 million at December 31, 2013 compared to $5.9 million at December 31, 2012. The decrease is primarily related to the liquidation of other real estate assets as well as a continued decrease in the acquisition of other properties.

Total deposit accounts at December 31, 2013 were $419.7 million, an increase of $2.7 million or 0.7%, from $417.0 million at December 31, 2012. Core deposits (DDA, NOW, money market and savings) increased $19.6 million or 7.9% in 2013 as compared to 2012. Non-interest bearing deposits increased by $5.8 million or 8.3%, from $70.9 million at December 31, 2012 to $76.7 million at December 31, 2013. NOW accounts increased by $2.2 million or 3.8% from $57.5 million at December 31, 2012 to $59.7 million at December 31, 2013. Savings accounts were $64.2 million at December 31, 2012 compared to $56.8 million at December 31, 2013, a decrease of $7.4 million or 11.6%. Money market accounts increased $19.1 million or 34.7%, from $55.0 million at December 31, 2012 to $74.1 million at December 31, 2013. Time deposits decreased $16.9 million or 10.0% in 2013 as compared to 2012. Classified in time deposits, brokered deposits totaled $13.4 million at December 31, 2013, a decrease of $2.0 million or 13%, compared to $15.4 million at December 31, 2012. The overall decline in brokered deposits is a direct result of the Bank’s increased reliance on core deposits.    Total other borrowings by the Bank were $22.2 million at December 31, 2013, a decrease of $2.8 million or 11.2%, from the balance of $25.0 million at December 31, 2012. The Bank paid off $25.0 million in long-term advances during 2012 and subsequently borrowed $25.0 million from the Federal Home Loan Bank through its short-term line of credit product prior to December 31, 2012. The Bank has continued to utilize this daily rate credit product during 2013. Repurchase agreements increased from $3.3 million to $12.1 million from December 31, 2012 to December 31, 2013, respectively.

The Bank’s loan to deposit ratio was 72.9% at December 31, 2013 and 75.4% at December 31, 2012. Excluding mortgage loans held for sale, this ratio was 65.4% for 2013 and 63.7% for 2012.

Income Statement

Interest income was $18.3 million for 2013 compared to $20.6 million for 2012, a decrease of $2.3 million or 10.9%. This decrease was primarily the result of a continued decline in earning asset yields. While loan demand improved during 2013, the Bank experienced most of the increase in demand during the fourth quarter. As the loans held for sale decreased during 2013, the interest income for these loans also decreased. As a result of reduced loans held for sale, management continued to purchase investment securities. These securities produced a lower yield due to the low interest rate environment. Interest expense decreased $1.6 million or 42.6%, from $3.7 million in 2012 to $2.1 million in 2013. This decrease in interest expense was due to the lower cost of funds resulting from the continued downward repricing of deposits as well as the lower rate on borrowings. Cost of funds also declined due to significant increases in low-cost core deposits and significant decreases in time deposits. As noted above, there were notable changes in the deposit product balance mix which decreased cost of funds. Net interest income was $16.2 million for 2013 compared to $16.9 million for 2012, a decrease of $0.7 million or 4%. Net interest margin decreased to 3.59% for the year ended December 31, 2013 from 3.71% for 2012.

The Bank recorded a negative (credit) provision for loan losses of $0.6 million for the year ended December 31, 2012 compared to a negative (credit) provision for loan losses of $2.0 million for 2013, a decrease in expense of $1.4 million. The credit provision and decrease from 2012 is the result of management’s detailed review of the Bank’s loan portfolio, the decreased level of the Bank’s non-performing loans, net recoveries for the period and level of loan delinquencies. The allowance for loan losses to total loans, excluding loans held for sale, decreased to 1.95% at December 31, 2013 from 2.24% at December 31, 2012. Net recoveries were $1.4 million in 2013 compared to net charge offs of $245,000 in 2012. This change of $1.7 million resulted in annual charge-off to average loans excluding loans held for sale ratios of (-0.54%) and 0.09% for the years ended December 31, 2013 and 2012, respectively. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-interest income for 2013 was $12.9 million compared to $14.7 million for 2012, a decrease of $1.8 million or 11.9%. This decrease in 2013 is due to the decrease in mortgage banking activities, partially offset by an increase in other income. Mortgage banking activities decreased to $8.2 million in 2013 from $11.4 million in 2012, a decrease of $3.2 million or 27.7%. The mortgage origination volume sold in 2013 was $379.7 million compared to $431.5 million in 2012, a decrease of $51.8 million or 12.0%. Other income increased from $1.9 million to $3.0 million from 2012 to 2013, primarily due to an $806,000 gain on BOLI, a $175,000 recovery of legal fees, and an increase in the gain on sale of real estate of $191,000.

Non-interest expense decreased from $22.9 million in 2012 to $22.5 million in 2013, a decrease of $400,000 or 1.7%. This decrease is due to several factors. Salaries and employee benefits increased $500,000 or 4.3% primarily due to an increase in the number of full-time employees from 2012 to 2013 and normal pay increases. Occupancy expense remained relatively flat, declining $100,000. Other real estate owned expenses decreased $600,000 due to decreased valuation adjustments. Other operating expenses decreased $200,000. In 2012, the Bank recorded a contingent liability of $600,000 due to a legal judgment against the Bank related to OREO. The Bank also recorded an FHLB prepayment penalty of $392,000 for the early payoff of two FHLB advances in 2012. During 2013, the Bank experienced increased loan related expenses of $395,000 and data processing expenses of $296,000. Therefore, other non-interest expense remained comparable from 2012 to 2013.

The Company recorded income tax expense of $2.5 million and $2.7 million for the years ended December 31, 2013 and 2012, respectively. The slight decrease in 2013 resulted from the decrease in net income before taxes. The effective tax rate was 28.6% and 28.8% for the years ended December 31, 2013 and 2012, respectively. The slight decrease in the effective tax rate was due to certain tax-exempt income items including the life insurance death benefit.

As a result of the above factors, net income decreased in 2013 by $400,000 from $6.6 million in 2012 to $6.2 million in 2013.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balance sheet of the consolidated Company for the years ended December 31, 2013, 2012 and 2011. Also presented is the consolidated Company’s actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability. This table includes all major categories of interest-earning assets and interest-bearing liabilities. Non-accruing loans have been included in the category “Loans, net of unearned income.”

CONSOLIDATED AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Average Yield / Rate	Average Balance	Interest Income/ Expense	Average Yield / Rate	Average Balance	Interest Income/ Expense	Average Yield / Rate
ASSETS
INTEREST-EARNING ASSETS
Loans, net of unearned income	$294,608	$15,277	5.19%	$320,597	$18,019	5.62%	$334,751	$19,624	5.86%
Investment securities	150,060	3,008	2.00%	109,163	2,485	2.28%	99,858	2,611	2.61%
Fed funds sold & cash in banks	12,723	47	0.37%	25,842	65	0.25%	36,363	88	0.24%
Total interest-earning assets	457,391	18,332	4.00%	455,602	20,569	4.51%	470,972	22,323	4.74%

NON-INTEREST-EARNING ASSETS
Cash and due from banks	6,638			10,166			7,716
Bank premises and fixed assets	9,380			8,875			9,119
Accrued interest receivable	1,518			1,513			1,662
Other assets	23,911			23,522			20,520
Allowance for loan losses	(5,492)			(6,697)			(7,627)
Total assets	$493,346			$492,981			$502,362

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING DEPOSITS
NOW accounts	$56,472	$82	0.15%	$50,604	$178	0.35%	$40,958	$163	0.40%
Savings accounts	63,259	226	0.36%	62,092	294	0.47%	60,056	535	0.89%
Money market accounts	69,423	243	0.35%	54,281	249	0.46%	45,311	333	0.73%
Time accounts	160,769	1,537	0.96%	183,331	2,282	1.24%	224,842	3,648	1.62%
Total interest-bearing deposits	349,923	2,088	0.60%	350,308	3,003	0.86%	371,167	4,679	1.26%

OTHER INTEREST-BEARING LIABILITIES
Borrowed funds	8,147	27	0.33%	22,904	679	2.96%	29,561	1,023	3.46%
Total interest-bearing liabilities	358,070	2,115	0.59%	373,212	3,682	0.99%	400,728	5,702	1.42%

NON-INTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	72,593			61,933			50,463
Other liabilities	4,606			3,400			2,647
Shareholders’ equity	58,077			54,436			48,524
Total liabilities and shareholders’ equity	$493,346			$492,981			$502,362

Net interest income		$16,217			$16,887			$16,621
Interest rate spread			3.42%			3.52%			3.32%
Net interest margin			3.59%			3.71%			3.53%
Average loans (excl LHFS) to average deposits			75.92%			78.72%			83.40%

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

	Comparison of Years Ended December 31, 2013 and 2012			Comparison of Years Ended December 31, 2012 and 2011
	(Dollars in thousands)
	Increase (Decrease) Due to
	Balance	Rate	Total	Balance	Rate	Total
Interest earned on:
Tax-exempt securities	$155	$(58)	$97	$115	$(79)	$36
Taxable securities	773	(347)	426	156	(318)	(162)
Federal funds sold and cash in banks	(33)	15	(18)	(25)	2	(23)
Net loans and loans held for sale	(1,461)	(1,281)	(2,742)	(830)	(775)	(1,605)

Total interest income	(566)	(1,671)	(2,237)	(584)	(1,170)	(1,754)

Interest paid on:
NOW deposits	21	(117)	(96)	38	(23)	15
Money market deposits	69	(75)	(6)	66	(150)	(84)
Savings deposits	6	(74)	(68)	18	(259)	(241)
Time deposits	(281)	(464)	(745)	(674)	(692)	(1,366)
Borrowed funds	(437)	(215)	(652)	(230)	(114)	(344)

Total interest expense	(622)	(945)	(1,567)	(782)	(1,238)	(2,020)

Increase (decrease) in net interest income	$56	$(726)	$(670)	$198	$68	$266

Loan Portfolio

The Bank engages in a full complement of lending activities, including commercial, real estate and consumer loans. As of December 31, 2013, the Bank’s loan portfolio, excluding loans held for sale, consisted of 6.6% commercial and industrial loans, 22.0% real estate – construction, land and land development loans, 20.3% real estate – residential loans, 49.7% real estate – commercial loans, and 1.4% consumer loans.

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

The following table presents the categories of loans contained in the Bank’s loan portfolio as of the end of the five most recent fiscal years and the total amount of all loans for such periods:

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Commercial and industrial	$18,113	$19,816	$18,864	$20,298	$22,906
Real estate – construction, land and land development	60,476	55,926	73,823	86,418	107,429
Real estate – residential	55,792	55,495	56,563	61,194	66,050
Real estate – commercial	136,632	130,729	131,725	142,351	133,140
Consumer	3,931	3,921	4,715	6,606	7,468

Total loans receivable	$274,944	$265,887	$285,690	$316,867	$336,993

Less:

Unearned income and deferred loan fees	(197)	(56)	(76)	(58)	(144)
Allowance for possible loan losses	(5,357)	(5,954)	(6,804)	(7,866)	(5,072)

Total (net of allowance)	$269,390	$259,877	$278,810	$308,943	$331,777

In addition to the above, the Bank also had $31.3 million and $48.4 million of single family residential mortgage loans held for sale at December 31, 2013 and 2012, respectively, that were originated by the Bank’s Mortgage Division.

The table below presents an analysis of maturities of loans by loan type as of December 31, 2013:

	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(Dollars in thousands)

Commercial and industrial	$9,264	$8,079	$770	$18,113
Real estate – construction, land and land development	39,573	15,654	5,249	60,476
Real estate – residential	20,555	19,653	15,584	55,792
Real estate – commercial	25,982	42,627	68,023	136,632
Consumer	941	2,932	58	3,931
Total loans receivable	$96,315	$88,945	$89,684	$274,944

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2013 (in thousands):

Loans due after one year with predetermined interest rates	$32,250
Loans due after one year with floating interest rates	146,379
Total loans due after one year	$178,629

The following table presents information regarding non-accrual and past due loans at the dates indicated:

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Loans accounted for on a non-accrual basis
Number	23	35	48	50	63
Amount	$1,924	$3,896	$7,734	$6,257	$6,190

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	-	-	-	-	-
Amount	$-	$-	$-	$-	$-

Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or when, in management’s judgment, the interest will not be collectible in the normal course of business. Additional interest income of approximately $63,700 in 2013 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized in 2013 or 2012 on loans that have been accounted for on a non-accrual basis.

At December 31, 2013, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Troubled Debt Restructurings

As of December 31, 2013, the Bank had classified 25 loans totaling $7.3 million as “troubled debt restructurings” as defined in ASC 310-40. As of December 31, 2012, the Bank had classified 23 loans totaling $6.7 million as troubled debt restructurings. Included in the troubled debt restructurings was $473,000 and $1.6 million of loans also on non-accrual as of December 31, 2013 and December 31, 2012, respectively.

The following table presents loans classified as “troubled debt restructurings” as defined in ASC 310-40:

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Troubled debt restructurings	$7,329	$6,734	$9,770	$9,250	$4,188

The Bank has utilized different types of concessions related to troubled debt restructurings. The Bank may perform “A note/B note” workout structures as a subset of the Bank’s troubled debt restructuring strategy. Under an A note/B note workout structure, the new A note is underwritten in accordance with customary troubled debt restructuring underwriting standards and is reasonably assured of full repayment while the B note is not. The B note is immediately charged off upon restructuring.

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

The Bank restructured one loan during 2011 using this A note/B note structure. As of December 31, 2013 and 2012 the outstanding balance of this loan was $635,000 and $690,000 , respectively. The Bank had no loans using this structure prior to 2011.

Summary of Loan Loss Experience

The following presents an analysis of the Bank’s loss experience for the periods indicated.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance for loan losses, beginning of year	$5,954	$6,804	$7,866	$5,072	$4,284
Charge‑offs:
Commercial and industrial	12	98	40	139	208
Real estate – construction, land and land development	-	692	2,134	3,663	1,382
Real estate – residential	96	242	570	980	553
Real estate – commercial	105	179	319	850	-
Consumer	93	108	105	147	199
	306	1,319	3,168	5,779	2,342
Recoveries:
Commercial and industrial	6	225	62	63	14
Real estate – construction, land and land development	1,467	734	20	16	-
Real estate – residential	37	43	147	13	4
Real estate – commercial	190	14	99	22	1
Consumer	38	58	51	104	29
	1,738	1,074	379	218	48
Net charge-offs (recoveries)	(1,432)	245	2,789	5,561	2,294

Provision charged to operations	(2,029)	(605)	1,727	8,355	3,082

Allowance for loan losses, end of year	$5,357	$5,954	$6,804	$7,866	$5,072

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	-0.54%	0.09%	0.90%	1.69%	0.67%

Allowance for Loan Losses

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.

Accordingly, management has established an allowance for loan losses, totaling $5.4 million at December 31, 2013, which is allocated according to the following table, along with the percentage of loans in each category to total loans:

	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
	Allowance Amount	Portfolio as % of Loans	Allowance Amount	Portfolio as % of Loans	Allowance Amount	Portfolio as % of Loans	Allowance Amount	Portfolio as % of Loans	Allowance Amount	Portfolio as % of Loans
	(Dollars in thousands)
Commercial and industrial	$227	6.6%	$225	7.4%	$185	6.6%	$227	6.4%	$259	6.8%
Real estate – construction, land and land development	1,626	22.0%	2,870	21.0%	3,219	25.8%	3,908	27.3%	2,364	31.9%
Real estate – residential	772	20.3%	794	20.9%	1,141	19.8%	1,070	19.3%	827	19.6%
Real estate – commercial	2,458	49.7%	1,872	49.2%	1,706	46.1%	1,617	44.9%	1,319	39.5%
Consumer	210	1.4%	77	1.5%	108	1.7%	251	2.1%	176	2.2%
Unallocated	64	--	116	--	445	--	793	--	127	--

Total	$5,357		$5,954		$6,804		$7,866		$5,072

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

Commercial and industrial loans represented approximately 6.6% of outstanding loans at December 31, 2013. The Bank generally originates commercial loans on a secured basis. Management believes that the secured status of a substantial portion of the commercial loan portfolio reduces the risk of loss inherently present in commercial loans.

Real estate – construction, land and land development loans represented approximately 22.0% of the Bank’s outstanding loans at December 31, 2013. This category of the loan portfolio consists of commercial and residential construction and development loans located in the Bank’s market areas. Management closely monitors the performance of these loans and periodically inspects properties and development progress. Management considers these factors in estimating and evaluating the allowance for loan losses.

Real estate – residential loans constituted approximately 20.3% of outstanding loans at December 31, 2013. Residential mortgages are generally secured by the underlying residence. Management currently believes that these loans are adequately secured.

Real estate – commercial loans were approximately 49.7% of outstanding loans at December 31, 2013. Management believes the risk of loss for commercial real estate loans is generally higher than residential loans. Management continuously monitors the performance of the commercial real estate portfolio and collateral values.

Consumer loans represented approximately 1.4% of outstanding loans at December 31, 2013 and are also well secured. The majority of the Bank’s consumer loans are secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans inherently possess less risk than other categories of loans.

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

Losses on Mortgage Loans Previously Sold

Losses on mortgage loans previously sold are recorded when the Bank indemnifies investors or repurchases mortgage loans previously sold. The representations and warranties in our loan sale agreements require that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In addition, our loan sale contracts define a condition in which the borrower defaults during a short period of time, typically 120 days to one year, as an Early Payment Default (“EPD”). In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor, unless an EPD waiver is obtained. The Bank obtains EPD waivers from as many investors as possible. The Bank incurred losses of $196,000 and $167,000 for indemnification and repurchase obligations for the years ended December 31, 2013 and 2012, respectively.

The following table presents the recourse liability activity for the years ended December 31, 2013 and 2012:

Recourse Liability for Mortgage Loans Sold Activity

(Dollars in thousands)

	December 31, 2013	December 31, 2012

Beginning balance	$772	$245
Provision	499	499
Losses	(196)	(167)
Recoveries	15	195
Ending balance	$1,090	$772

Cash and Due from Banks

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in “Cash and Due from Banks.” As of December 31, 2013 and 2012, cash and due from banks totaled $16.8 million and $30.3 million, respectively. Interest-bearing cash on deposit with correspondent banks totaled $1.4 million as of December 31, 2013 compared to $4.8 million as of December 31, 2012. Interest-bearing cash on deposit in the Federal Reserve Bank excess balance fund was $1.3 million as of December 31, 2013 compared to $14.5 million as of December 31, 2012. Other cash funds required to be on reserve with the Federal Reserve Bank totaled $4.5 million and $3.8 million as of December 31, 2013 and 2012, respectively.

Investments

As of December 31, 2013, investment securities comprised approximately 30.7% of the Bank’s assets. The Bank invests primarily in obligations or agencies of the United States, mortgage-backed securities and obligations, certain obligations of states and municipalities, corporate securities, Federal Home Loan Bank stock, and bank-owned life insurance. The Bank also enters into federal funds transactions with its principal correspondent banks. The Bank may act as a net seller or net purchaser of such funds.

The following table presents, for the dates indicated, the estimated fair market value of the Bank’s investment securities available for sale. The Bank has classified all of its investment securities as available for sale:

	As of December 31,
	2013	2012	2011
	(Dollars in thousands)
U.S government and agencies	$58,281	$55,565	$31,069
Mortgage-backed securities	64,732	51,295	54,351
State and municipal	30,751	22,788	14,863
Corporate bonds	4,675	3,112	-
Total investment securities available for sale	158,439	132,760	100,283

Federal Home Loan Bank stock at cost	1,606	1,865	2,070

Total investment securities and FHLB stock	$160,045	$134,625	$102,353

The following tables present the contractual maturities and weighted average yields of the Bank’s investment securities as of December 31, 2013:

	Maturities of Investment Securities
	One Year or Less	One To Five Years	Five To Ten Years	Over TenYears
	(Dollars in thousands)
U.S government and agencies	$13,178	$10,749	$18,082	$16,272
Mortgage-backed securities	-	36,212	24,722	3,798
State and municipal	-	10,016	16,170	4,565
Corporate bonds	-	2,155	2,520	-
Total	$13,178	$59,132	$61,494	$24,635

	Weighted Average Yields
	Less Than One Year	One To Five Years	Five To Ten Years	Over Ten Years
U.S government and agencies	2.09%	1.20%	1.63%	1.85%
Mortgage-backed securities	-	2.49%	1.60%	2.67%
State and municipal	-	4.22%	3.77%	4.14%
Corporate bonds	-	2.55%	3.04%	-
Total	2.09%	2.55%	2.24%	2.40%

The weighted average yields on tax-exempt obligations presented in the table above have been computed on a tax-equivalent basis.

Increased liquidity has resulted in significant increases in investment securities, resulting in greater occurrence of issuer concentrations. The table below reflects investments with issuers having a book value which exceeds 10% of the Company’s shareholders’ equity as of December 31, 2013 and 2012:

	2013		2012
	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Freddie Mac
U.S. agency securities	$3,000	$2,672	$3,000	$3,006
Mortgage-backed securities	13,214	12,937	7,517	7,693
Ginnie Mae
Mortgage-backed securities	23,760	23,393	19,020	19,439
Fannie Mae
U.S. agency securities	7,744	6,731	9,243	9,217
Mortgage-backed securities	29,122	28,402	23,468	24,164
Small Business Association
U.S. agency securities	35,841	35,574	30,261	30,482
Federal Home Loan Bank
U.S. agency securities	11,900	10,645	12,900	12,861
Total	$124,581	$120,354	$105,409	$106,862

In September 2007, $8.0 million in bank-owned life insurance policy (BOLI) was acquired through two policies in order to insure certain key officers of the Bank. In September 2013, an additional $5.0 million BOLI policy was acquired in order to insure certain key officers of the Bank. These policies are recorded at cash surrender value, net of surrender charges and/or early termination charges. As of December 31, 2013, the BOLI cash surrender value was $14.8 million, resulting in other income for 2013 of $448,000 and an annualized net yield of 4.06%.

Deposits

The Bank offers a wide range of commercial and consumer interest bearing and non-interest bearing deposit accounts, including checking accounts, savings accounts, money market accounts, negotiable order of withdrawal (“NOW”) accounts, individual retirement accounts, and certificates of deposit. The sources of deposits are residents, businesses and employees of businesses within the Bank’s market area, obtained through the personal solicitation of the Bank’s officers and directors, direct mail solicitation and advertisements published in the local media. Although de-emphasized in 2012 and 2013, the Bank has also utilized the brokered certificate of deposit market and the CDARS program for funding needs for loan origination and liquidity. These brokered and CDARS deposits are included in time deposits on the balance sheet. The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank’s market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and similar items.

The following table details, for the indicated periods, the average amount of and average rate paid on each of the following deposit categories:

	December 31,
	2013		2012		2011
Deposit Categories	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest bearing demand deposits	$72,593	0.00%	$61,933	0.00%	$50,463	0.00%
NOW and money market deposits	125,895	0.26%	104,885	0.41%	86,269	0.57%
Savings deposits	63,259	0.36%	62,092	0.47%	60,056	0.89%
Time deposits	160,769	0.96%	183,331	1.24%	224,842	1.62%

The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2013 were as follows:

December 31, 2013
(Dollars in thousands)
Three months or less	$15,938
Over three months through six months	27,384
Over six months through twelve months	14,470
Over twelve months	39,833
Total	$97,625

Borrowed Funds

The Bank’s borrowed funds consist of short-term borrowings and long-term debt, including federal funds purchased, retail repurchase agreements and lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank. The average balance of borrowed funds was approximately $8.1 million, and $22.9 million for the years ended December 31, 2013 and 2012, respectively.

The most significant borrowed funds categories for the Bank are the lines of credit from the Federal Home Loan Bank, consisting of the “Loans Held For Sale” program (LHFS), a short-term 1-4 family and commercial real estate loans line of credit (1-4 LOC).

At December 31, 2013 and 2012, there was no outstanding balance on the LHFS line of credit. The LHFS line of credit was not used in 2013 or 2012. The interest rate on the LHFS line of credit is equal to the Federal Home Loan Bank’s Daily Rate Credit Program rate plus 50 basis points.

The outstanding balance on the short-term 1-4 LOC was $22.2 million at December 31, 2013, and $25.0 million at December 31, 2012 and 2011. The average balance outstanding on the 1-4 LOC was $3.5 million for 2013 with a weighted average interest rate of 0.36%. The average balance outstanding on the 1-4 LOC was $1.6 million for 2012 with a weighted average interest rate of 0.40%. The average balance outstanding on the 1-4 LOC was $14,000 for 2011 with a weighted average interest rate of 0.36%. The maximum amount outstanding on the 1-4 LOC at any month end during 2013 was $22.2 million, compared to $25.0 million in 2012, and $5.0 million in 2011. This 1-4 LOC is secured by the Bank’s portfolio of 1-4 family first mortgage loans, excluding those loans that are held for sale, and commercial real estate loans. The interest rate on the 1-4 LOC is equal to the Federal Home Loan Bank’s Daily Rate Credit Program rate.

During 2007, a long-term convertible advance was established as an additional line of credit. At December 31, 2011, the outstanding balance on this advance was $10.0 million with a weighted average interest rate of 3.83%. This advance was paid off in September 2012. An additional, but similar, long-term convertible advance was also established during 2008. At December 31, 2011, the outstanding balance on this advance was $15.0 million with a weighted average interest rate of 3.33%. This advance was also paid off in September 2012.

Return on Equity and Assets

The following table presents certain profitability, return and capital ratios for the Company as of the end of the past three fiscal years.

	December 31,
	2013	2012	2011
Return on Average Assets	1.26%	1.34%	0.82%
Return on Average Equity	10.68%	12.16%	8.45%
Dividend Payout Ratio	10.04%	6.52%	0.00%
Equity to Assets Ratio	11.01%	11.13%	10.23%

Liquidity and Interest Rate Sensitivity

Deposit levels and the associated timing and quantity of funds flowing into and out of a bank inherently involve a degree of uncertainty. In order to ensure that it is capable of meeting depositors’ demands for funds, the Bank must maintain adequate liquidity. Liquid assets, consisting primarily of cash and deposits due from other banks, federal funds sold, funds held in a Federal Reserve Bank excess balance account, and investment securities maturing within one year, provide the source of such funds. Insufficient liquidity may force a bank to engage in emergency measures to secure necessary funding, which could be costly and negatively affect earnings. The Bank monitors its liquidity on a monthly basis and seeks to maintain it at an optimal level.

As of December 31, 2013, the Bank’s liquidity ratio was 38.4% as compared to 42.4% at December 31, 2012. In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with First National Bankers Bank and SunTrust Bank. Management is not aware of any demands, commitments or uncertainties which could materially affect the Bank’s liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities at December 31, 2013 with a total market value of $158.4 million in its available-for-sale portfolio which would provide an additional source of liquidity.

Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank’s exposure to interest rate risk. Various assets and liabilities are termed “rate sensitive” when the interest rate can be replaced. By definition, the “gap” is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon. At December 31, 2013, the Bank was liability sensitive in the 0-3 month and 3-12 month time frames, but asset sensitive in the 1-5 years and 5 years or more time frames.

The following is an analysis of rate sensitive assets and liabilities as of December 31, 2013 (in thousands):

	0-3 months	3-12 months	1-5 years	More than 5 years	Total
	(Dollars in thousands)
Taxable securities	$10,348	$2,830	$53,411	$72,088	$138,677
Tax-exempt securities	-	-	5,721	14,041	19,762
Federal funds sold and cash in banks	7,215	-	-	-	7,215
Loans	64,124	66,076	89,472	86,570	306,242
Total rate sensitive assets	81,687	68,906	148,604	172,699	471,896

NOW and money market deposits	133,717	-	-	-	133,717
Savings deposits	56,757	-	-	-	56,757
Time deposits	27,090	64,559	59,746	1,089	152,484
Total rate sensitive deposits	217,564	64,559	59,746	1,089	342,958

Borrowed funds	12,111	22,200	-	-	34,311
Total rate sensitive liabilities	229,675	86,759	59,746	1,089	377,269

Excess of rate sensitive assets less rate
sensitive liabilities	$(147,988)	$(17,853)	$88,858	$171,610	$94,627

Cumulative gap	$(147,988)	$(165,841)	$(76,983)	$94,627

Capital Resources

The equity capital of the Bank totaled $56.1 million at December 31, 2013, an increase of $700,000, or 1.3%, from equity capital of $55.4 million at December 31, 2012. The increase in equity capital was attributable to the Bank’s net income of $6.4 million, partially offset by dividends paid to the Company of $160,000 and a decrease of $5.5 million in the Bank’s after-tax unrealized gain/(loss) on available-for-sale securities, which is recognized in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account. The consolidated equity capital of the Company totaled $56.9 million at December 31, 2013 compared to $56.3 million at December 31, 2012.

The following table sets forth the applicable actual and required capital ratios for the Company and the Bank as of December 31, 2013:

Bank	December 31, 2013	Minimum Regulatory Requirement

Total risk-based capital ratio	17.25%	8.00%
Tier 1 Capital ratio	15.99%	4.00%
Leverage ratio	11.93%	4.00%

Company

Total risk-based capital ratio	17.44%	8.00%
Tier 1 Capital ratio	16.19%	4.00%
Leverage ratio	12.08%	4.00%

The above ratios indicate that the capital position of the Company and the Bank are sound and that the Company is well positioned for future growth.

There are no commitments of capital resources known to management which would have a material impact on the Bank’s capital position.

Fair Value Measurements

Fair value measurements for assets and liabilities where there exists limited or no observable market data and therefore measurements are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability, and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Additional information regarding the Company’s fair value measurements for assets and liabilities can be found in Note 19 to the consolidated financial statements.

Market Risk

Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. Our primary market risk is interest rate risk.

The primary objective of asset/liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The ratio that compares rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments in order to manage this risk.

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

Following is an analysis of significant off-balance sheet financial instruments:

	December 31,
	2013	2012
	(Dollars in thousands)
Commitments to extend credit	$74,144	$48,976
Standby letters of credit	472	1,029

Total	$74,616	$50,005

Contractual Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table shows aggregate information about our contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2013, based upon rates in effect at December 31, 2013.

	Payments due by Period (Dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time Deposits	$152,484	$91,649	$42,999	$16,747	$1,089
Short-Term Debt	22,200	22,200	-	-	-
Data Processing Obligations	1,567	1,014	553	-
Operating Lease Obligations	498	239	259	-	-
Service Contract Obligations	381	261	120	-	-
Total	$177,130	$115,363	$43,931	$16,747	$1,089

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

Item 8.        Financial Statements and Supplementary Data

The following financial statements are filed as Exhibit 99.1 to this Annual Report on Form 10-K and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition

   as of December 31, 2013 and 2012

Consolidated Statements of Operations

   for the years ended December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income

   for the years ended December 31, 2013 and 2012

Consolidated Statements of Shareholders’ Equity

   for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows

   for the years ended December 31, 2013 and 2012

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework established in 1992” and issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report, this report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.       Other Information

Not applicable.

PART III

Certain information required by Part III of this Form 10-K is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Shareholders to be held on May 19, 2014 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the Securities and Exchange Commission.

Item 10.       Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference from the sections entitled “Election of Class II Directors,” “Corporate Governance and Board Matters,” “Executive Officers,” and Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

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

Item 14.       Principal Accountant Fees and Services

The information responsive to this item is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” contained in the Proxy Statement.

PART IV

Item 15.       Exhibits and Financial Statement Schedules

(a)1. The following financial statements are filed as Exhibit 99.1 to this Report and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

10.1.3*

Amendment to 1997 Stock Option Plan effective May 20, 2013 (incorporated herein by reference to the exhibit 10.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, previously filed with the Commission).

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

10.6*^	-	Compensation Arrangements with Remer Y. Brinson, III.

10.7*^	-	Compensation Arrangements with Thomas J. Flournoy.

10.8*^	-	First Bank of Georgia Annual Incentive Plan for Remer Y. Brinson, III.

10.9*^	-	First Bank of Georgia Annual Incentive Plan for Thomas J. Flournoy.

10.10*	-

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

Form of Restricted Stock Award and Details (incorporated herein by reference to Exhibit 10.4 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, previously filed with the Commission).

10.12*	-

First Bank of Georgia Supplemental Executive Retirement Plan for Key Officers effective October 22, 2007 (incorporated herein by reference to Exhibit 10.12 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the Commission).

10.13*

First Bank of Georgia Death Benefit Plan for Select Management (including the Company’s named executive officers) (incorporated herein by reference to Exhibit 10.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, previously filed with the Commission).

14.1	-	Code of Ethics (incorporated herein by reference from Exhibit 99.2 contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, previously filed with the Commission).

21.1^	-	Subsidiaries of the Registrant.

Exhibit Number		Description of Exhibit

23.1^	-	Consent of Crowe Horwath LLP

31.1^	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2^	-	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1^	-	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1^	-	Financial Statements.

101.INS^	-	XBRL Instance Document**

101.SCH^	-	XBRL Taxonomy Extension Schema Document**

101.CAL^	-	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF^	-	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB^	-	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE^	-	XBRL Taxonomy Extension Presentation Linkbase Document**

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

GEORGIA-CAROLINA BANCSHARES, INC.

	By:	/s/ Remer Y. Brinson, III
Date: March 7, 2014		Remer Y. Brinson, III
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Thomas J. Flournoy
Date: March 7, 2014		Thomas J. Flournoy
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS	DATE	DIRECTORS	DATE

/s/ Patrick G. Blanchard	March 7, 2014	/s/ Jefferson B. A. Knox	March 7, 2014
Patrick G. Blanchard		Jefferson B. A. Knox

/s/ Remer Y. Brinson, III	March 7, 2014	/s/ John W. Lee	March 7, 2014
Remer Y. Brinson, III		John W. Lee

/s/ Mac A. Bowman	March 7, 2014	/s/ James L. Lemley, M.D.	March 7, 2014
Mac A. Bowman		James L. Lemley, M.D.

/s/ Philip G. Farr	March 7, 2014	/s/ William D. McKnight	March 7, 2014
Philip G. Farr		William D. McKnight

/s/ Samuel A. Fowler, Jr.	March 7, 2014	/s/ A. Montague Miller	March 7, 2014
Samuel A. Fowler, Jr.		A. Montague Miller

/s/ Arthur J. Gay, Jr.	March 7, 2014	/s/ Robert N. Wilson, Jr.	March 7, 2014
Arthur J. Gay, Jr.		Robert N. Wilson, Jr.

/s/ George H. Inman	March 7, 2014	/s/ Bennye M. Young	March 7, 2014
George H. Inman		Bennye M. Young

/s/ David W. Joesbury, Sr.	March 7, 2014
David W. Joesbury, Sr.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.6*^	-	Compensation Arrangements with Remer Y. Brinson, III.

10.7*^	-	Compensation Arrangements with Thomas J. Flournoy.

10.8*^	-	First Bank of Georgia Annual Incentive Plan for Remer Y. Brinson, III.

10.9*^	-	First Bank of Georgia Annual Incentive Plan for Thomas J. Flournoy.

21.1^	-	Subsidiaries of the Registrant.

23.1^	-	Consent of Crowe Horwath LLP

31.1^	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2^	-	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1^	-	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1^	-	Financial Statements.

101.INS^	-	XBRL Instance Document**

101.SCH^	-	XBRL Taxonomy Extension Schema Document**

101.CAL^	-	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF^	-	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB^	-	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE^	-	XBRL Taxonomy Extension Presentation Linkbase Document**

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