Form 10-Q
period 2014-03-31
Georgia-Carolina Bancshares, Inc
filed 2014-05-06
CIK 1044082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2014
Common Stock, $.001 Par Value	3,596,046 shares

GEORGIA-CAROLINA BANCSHARES, INC.

Form 10-Q

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in the Company’s filings with the Securities and Exchange Commission (the “SEC”) and its reports to stockholders contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the expectations or beliefs of our management, including, but not limited to, statements concerning the banking industry and our operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue,” or the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including competition, general economic and market conditions, deposit levels and loan demand, changes in interest rates, changes in the value of real estate and other collateral securing loans, securities portfolio values, interest rate risk management and sensitivity, exposure to regulatory and legislative changes, and other risks and uncertainties described in our periodic reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013, and particularly the sections entitled “Risk-Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Therefore, we can give no assurance that the results contemplated in the forward-looking statements will be realized. The inclusion of this forward-looking information should not be construed as a representation by us or any person that the future events, plans, or expectations contemplated by us will be achieved. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Financial Condition

(dollars in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$16,228	$16,828
Securities available-for-sale	156,788	158,439

Loans	287,138	274,747
Allowance for loan losses	(5,332)	(5,357)
Loans, net	281,806	269,390

Loans held for sale at fair value	29,395	31,298
Bank-owned life insurance	14,963	14,834
Bank premises and equipment, net	9,441	9,512
Accrued interest receivable	1,907	1,854
Other real estate owned, net	4,701	4,897
Federal Home Loan Bank stock	1,140	1,606
Other assets	6,714	7,840
Total assets	$523,083	$516,498

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$80,048	$76,747
Interest-bearing:
NOW accounts	62,640	59,661
Money market accounts	77,180	74,056
Savings	56,866	56,757
Time deposits less than $100,000	53,434	54,859
Time deposits $100,000 or greater	72,604	72,637
Brokered and wholesale deposits	24,381	24,988
Total deposits	427,153	419,705

Short-term debt	15,000	22,200
Repurchase agreements	13,481	12,111
Other liabilities	7,975	5,593
Total liabilities	463,609	459,609

Shareholders’ equity
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	-	-
Common stock, par value $.001; 9,000,000 shares authorized; 3,594,973 and 3,572,204 shares issued and outstanding, respectively	4	4
Additional paid-in capital	16,364	16,192
Retained earnings	45,449	44,758
Accumulated other comprehensive income/(loss)	(2,343)	(4,065)
Total shareholders’ equity	59,474	56,889

Total liabilities and shareholders’ equity	$523,083	$516,498

See notes to consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Income

(Unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Interest income
Interest and fees on loans	$3,820	$3,884
Interest on taxable securities	635	514
Interest on nontaxable securities	151	116
Other interest income	4	6
Total interest income	4,610	4,520

Interest expense
Interest on NOW, money market, and savings deposits	126	147
Interest on time deposits less than $100,000	111	134
Interest on time deposits $100,000 or greater	148	170
Interest on brokered and wholesale deposits	59	112
Interest on funds purchased and other borrowings	17	6
Total interest expense	461	569

Net interest income	4,149	3,951

Provision for loan losses	(222)	(602)

Net interest income after provision for loan losses	4,371	4,553

Non-interest income
Service charges on deposits	343	370
Mortgage banking activities	1,425	2,004
Net gains on sales of other real estate	82	145
Net gains on securities available for sale	16	13
Other	402	1,257
Total non-interest income	2,268	3,789

Non-interest expense
Salaries and employee benefits	3,327	3,074
Occupancy expenses	381	368
Other real estate owned expenses	169	159
Other	1,617	1,612
Total non-interest expense	5,494	5,213

Income before income taxes	1,145	3,129

Income tax expense	293	822

Net income	$852	$2,307

Earnings per common share
Basic	$0.24	$0.65
Diluted	$0.24	$0.65

Dividends per common share	$0.045	$0.040

See notes to consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$852	$2,307

Other comprehensive income:

Unrealized holding gain (loss) arising during the period	2,550	(502)
Tax effect of unrealized holding (gain) loss	(817)	237
Reclassification for gain included in net income	(16)	(13)
Tax effect of gain included in net income	5	4
Total other comprehensive income (loss)	1,722	(274)

Comprehensive income	$2,574	$2,033

See notes to consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders' Equity

(Unaudited)

(dollars in thousands except share data)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 1, 2013	3,528,296	$4	$15,687	$39,177	$1,457	$56,325
Net income	-	-	-	2,307	-	2,307
Other comprehensive income	-	-	-	-	(274)	(274)
Stock-based compensation expense	-	-	24	-	-	24
Issuance of restricted stock for compensation	24,006	-	27	-	-	27
Issuance of stock for directors' fees	2,981	-	39	-	-	39
Dividends	-	-	-	(142)	-	(142)
Balance at March 31, 2013	3,555,283	$4	$15,777	$41,342	$1,183	$58,306

Balance at January 1, 2014	3,572,204	$4	$16,192	$44,758	$(4,065)	$56,889
Net income	-	-	-	852	-	852
Other comprehensive loss	-	-	-	-	1,722	1,722
Stock-based compensation expense	-	-	22	-	-	22
Issuance of restricted stock for compensation	20,292	-	115	-	-	115
Issuance of stock for directors' fees	2,477	-	35	-	-	35
Dividends	-	-	-	(161)	-	(161)
Balance at March 31, 2014	3,594,973	$4	$16,364	$45,449	$(2,343)	$59,474

See notes to consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$852	$2,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158	145
Provision for loan losses	(222)	(602)
Write-downs of other real estate owned	65	-
Net gains on sale of other real estate owned	(82)	(145)
Loss on sale of equipment	-	1
Net gains on securities available for sale	(16)	(13)
Mortgage banking activities	(1,425)	(2,004)
Proceeds from sale of loans held for sale	67,156	107,648
Originations of loans held for sale	(63,828)	(91,507)
Increase in cash value of bank-owned life insurance	(129)	(84)
Stock-based compensation expense	137	51
Stock issued for directors' fees	35	39
Deferred income tax (benefit) expense	(210)	31
(Increase) decrease in accrued interest receivable	(53)	18
(Increase) decrease in other assets	498	(1,051)
Increase in accrued interest payable	4	5
Increase in other liabilities	2,378	325
Net cash provided by operating activities	5,318	15,164

Cash flows from investing activities
Loan originations and collections, net	(12,235)	(604)
Purchases of available-for-sale securities	(7,138)	(20,146)
Proceeds from maturities and calls of available-for-sale securities	4,679	8,195
Proceeds from sales of available-for-sale securities	6,659	5,906
Proceeds from redemption of FHLB stock	466	1,168
Proceeds from sale of other real estate owned	254	929
Net additions to bank premises and equipment	(60)	(449)
Net cash used in investing activities	(7,375)	(5,001)

Cash flows from financing activities
Net increase in deposits	7,448	6,626
Net repayments of short-term borrowings	(7,200)	(25,028)
Increase (decrease) in repurchase agreements	1,370	(374)
Cash dividends paid	(161)	(142)
Net cash provided by (used in) financing activities	1,457	(18,918)

Net decrease in cash and due from banks	(600)	(8,755)

Cash and due from banks at beginning of the period	16,828	30,279
Cash and due from banks at end of the period	$16,228	$21,524

See notes to consolidated financial statements.

Supplemental Consolidated Cash Flow Information

The Bank had the following significant non-cash transactions during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Supplemental cash flow information:
Interest received	$4,558	$4,538
Interest paid	457	564
Income taxes paid	-	-

Supplemental noncash information:
Transfers from loans to other real estate owned	41	143
Unrealized gain (loss) on securities, net of tax	$1,722	$(274)

See notes to consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

March 31, 2014

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

The consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

Note 2 – Investment Securities

The amortized cost and fair value amounts of securities owned as of March 31, 2014 and December 31, 2013 are shown below:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	$57,693	$128	$(2,439)	$55,382
Mortgage-backed	65,330	544	(1,195)	64,679
State and municipal	32,474	427	(869)	32,032
Corporate bonds	4,736	45	(86)	4,695

Total	$160,233	$1,144	$(4,589)	$156,788

Note 2 – Investment Securities (continued)

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	$61,486	$146	$(3,351)	$58,281
Mortgage-backed	66,095	558	(1,921)	64,732
State and municipal	32,088	255	(1,592)	30,751
Corporate bonds	4,749	25	(99)	4,675

Total	$164,418	$984	$(6,963)	$158,439

The amortized cost and fair value of securities as of March 31, 2014 by contractual maturity are as follows. Actual maturities may differ from contractual maturities in mortgage-backed securities, as the mortgages underlying the securities may be called or prepaid without penalty; therefore, these securities are not included in the maturity categories in the following maturity summary.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
	(dollars in thousands)

Less than one year	$9,250	$8,555
One to five years	24,469	24,200
Five to ten years	37,107	35,847
Over ten years	24,077	23,507
Mortgage-backed securities	65,330	64,679
Total	$160,233	$156,788

Securities with a carrying amount of approximately $70.8 million and $64.1 million were pledged to secure public deposits and for other purposes at March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014, the Bank sold $6.7 million in securities available-for-sale, realizing gains of $97,800 and losses of $82,000 for a net gain of $15,800. During the three months ended March 31, 2013, the Bank sold $5.9 million in securities available-for-sale, realizing gains of $71,600 and losses of $58,500 for a net gain of $13,100.

For the three months ended March 31, 2014 and 2013, the Bank reclassified $16,000 and $13,000, respectively, in gains from accumulated other comprehensive income to gain on sale of securities. The tax effect of $5,000 and $4,000 was included in income tax expense for the three months ended March 31, 2014 and 2013, respectively.

Note 2 – Investment Securities (continued)

Information pertaining to securities with gross unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2014
	Less than Twelve Months			Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	15	$25,291	$(900)	14	$21,004	$(1,539)
Mortgage-backed	23	32,006	(873)	5	7,911	(322)
State and municipal	27	12,189	(479)	13	5,188	(390)
Corporate bonds	3	2,660	(86)	-	-	-

Total	68	$72,146	$(2,338)	32	$34,103	$(2,251)

	December 31, 2013
	Less than Twelve Months			Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	23	$34,142	$(1,911)	7	$11,759	(1,440)
Mortgage-backed	31	40,852	(1,744)	3	5,294	(177)
State and municipal	41	19,934	(1,156)	8	3,028	(436)
Corporate bonds	4	3,487	(99)	-	-	-

Total	99	$98,415	$(4,910)	18	$20,081	$(2,053)

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

At March 31, 2014 and December 31, 2013, the gross unrealized losses in securities available-for-sale are primarily the result of changes in market interest rates and not related to the credit quality of the underlying issuer. All of the securities are U.S. agency debt securities, corporate bonds, mortgage-backed securities, and municipal securities. Management has determined that no declines in market value are deemed to be other than temporary at March 31, 2014 and December 31, 2013. Securities rated below Moody’s (Baa) or Standard & Poor’s (BBB-) are not purchased. Non-rated municipal securities are limited to those bonds in the state of Georgia, and possess no greater risk that (Baa) or (BBB) bonds.

Note 2 – Investment Securities (continued)

Corporate bonds will have a minimum rating at purchase of Moody’s (A3), S&P (A-), or Fitch (A-). The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Included in “Other assets” is an investment of approximately $157,500 net of amortization, in a real estate rehabilitation project located in Georgia that will provide the Bank with state tax credits for approximately the next two years.

Note 3 – Loans

The Bank engages in a full complement of lending activities, including commercial, consumer and real estate loans. The composition of loans at March 31, 2014 and December 31, 2013 is summarized as follows:

	March 31,	December 31,
	2014	2013
	(dollars in thousands)

Commercial and industrial	$19,114	$18,113
Real estate - construction, land and land development	59,321	60,476
Real estate - residential	59,188	55,792
Real estate - commercial	145,807	136,632
Consumer	3,943	3,931
Total loans	287,373	274,944
Deferred loan fees	(235)	(197)
Total loans, net of deferred fees	287,138	274,747
Allowance for loan losses	(5,332)	(5,357)

Loans, net of allowance for loan losses	$281,806	$269,390

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

Real estate – construction, land and land development loans consist of residential and commercial construction loans as well as land and land development loans.  Land development loans are primarily construction and development loans to builders in the Augusta and Savannah, Georgia markets.  These loan portfolios possess an increased level of risk compared to other types. The Bank’s approach to financing the development, financing the construction and providing the ultimate residential mortgage loans to the residential property purchasers has resulted in less exposure to the effects of declines in property values. These loans include certain real estate – construction loans classified as acquisition, development & construction. The loans are managed by the Bank’s construction division.

Note 3 – Loans (continued)

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

Note 3 – Loans (continued)

Grade 4: Below average quality - These loans require more frequent monitoring. Stability is lacking in the primary repayment source, cash flow, credit history or liquidity; however, the instability is manageable and considered temporary. Overall trends are not yet adverse. These loans exhibit Grade 3 financial characteristics but may lack proper and complete documentation. Sources of income or cash flow have become unstable or may possibly decline given current business or economic conditions. The borrower has a highly leveraged financial position or limited capital. Speculative construction loans originated by third parties are included in this grade.

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

Note 3 – Loans (continued)

As of March 31, 2014 and December 31, 2013, the Bank had no loans classified as Grade 7 or 8.  It is the Bank’s practice, in most cases, to take a charge-off when a loan or portion of a loan is deemed doubtful or loss.  Consequently, the remaining principal balance, if applicable, which has been evaluated as collectible, is graded accordingly.

As of March 31, 2014 and December 31, 2013, the principal balances of risk grades of loans by loan class, were as follows:

	March 31, 2014
	(dollars in thousands)
	Grades 1 - 4	Grade 5	Grade 6	Total
Commercial and industrial	$19,030	$84	$-	$19,114
Real estate - construction, land and land development
Acquistion, development, & construction	11,179	121	-	11,300
Other real estate - construction	47,967	-	54	48,021
Real estate - residential
Home equity lines	17,687	-	154	17,841
Other real estate - residential	40,183	573	591	41,347
Real estate - commercial
Owner occupied	55,406	4,729	1,350	61,485
Non-owner occupied	76,968	6,741	613	84,322
Consumer	3,927	-	16	3,943
Total loans receivable	$272,347	$12,248	$2,778	$287,373

	December 31, 2013
	(dollars in thousands)
	Grades 1 - 4	Grade 5	Grade 6	Total
Commercial and industrial	$18,010	$103	$-	$18,113
Real estate - construction, land and land development
Acquistion, development, & construction	11,257	49	-	11,306
Other real estate - construction	49,078	-	92	49,170
Real estate - residential
Home equity lines	18,021	-	110	18,131
Other real estate - residential	36,493	612	556	37,661
Real estate - commercial
Owner occupied	54,450	4,845	1,493	60,788
Non-owner occupied	67,989	6,786	1,069	75,844
Consumer	3,910	-	21	3,931
Total loans receivable	$259,208	$12,395	$3,341	$274,944

The credit risk profile by risk grade category excludes accrued interest receivables of approximately $950,000 and $953,000 as of March 31, 2014 and December 31, 2013, respectively.

Note 3 – Loans (continued)

The following table presents the activity in the allowance for loan losses by loan segment and the allowance by impairment method as of and for the three months ended March 31, 2014 and 2013:

Allowance for Loan Losses Activity and Allowance by Impairment Method

For the Three Months Ended March 31, 2014

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Unallocated	Total

Beginning balance	$227	$1,626	$772	$2,458	$210	$64	$5,357
Charge offs	-	(37)	-	-	(23)	-	(60)
Recoveries	2	233	3	11	8	-	257
Provisions	10	(406)	50	99	12	13	(222)
Ending balance	$239	$1,416	$825	$2,568	$207	$77	$5,332

Ending balances:
Individually evaluated for impairment	$-	$-	$80	$249	$1	$-	$330
Collectively evaluated for impairment	$239	$1,416	$745	$2,319	$206	$77	$5,002

Allowance for Loan Losses Activity and Allowance by Impairment Method

For the Three Months Ended March 31, 2013

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Unallocated	Total

Beginning balance	$225	$2,870	$794	$1,872	$77	$116	$5,954
Charge offs	-	-	(49)	(54)	(13)	-	(116)
Recoveries	1	229	3	11	10	-	254
Provisions	51	(751)	(34)	65	112	(45)	(602)
Ending balance	$277	$2,348	$714	$1,894	$186	$71	$5,490

Ending balances:
Individually evaluated for impairment	$26	$56	$76	$176	$-	$-	$334
Collectively evaluated for impairment	$251	$2,292	$638	$1,718	$186	$71	$5,156

Note 3 – Loans (continued)

The following table presents the allowance by impairment method as of December 31, 2013:

Allowance by Impairment Method

December 31, 2013

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Unallocated	Total
Individually evaluated for impairment	$-	$37	$67	$252	$2	$-	$358
Collectively evaluated for impairment	$227	$1,589	$705	$2,206	$208	$64	$4,999
Ending balances:	$227	$1,626	$772	$2,458	$210	$64	$5,357

The following table presents the recorded investment in loans receivable, including accrued interest and excluding deferred loan fees, by loan segment based on impairment method as of March 31, 2014 and December 31, 2013:

Recorded Investment in Loans Receivable

As of March 31, 2014

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Total

Individually evaluated for impairment	$-	$54	$1,748	$6,550	$16	$8,368
Collectively evaluated for impairment	$19,175	$59,296	$57,680	$139,861	$3,943	$279,955

Ending balance total	$19,175	$59,350	$59,428	$146,411	$3,959	$288,323

Note 3 – Loans (continued)

Recorded Investment in Loans Receivable

As of December 31, 2013

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Total

Individually evaluated for impairment	$-	$92	$1,695	$7,053	$21	$8,861
Collectively evaluated for impairment	$18,177	$60,670	$54,367	$129,896	$3,926	$267,036

Ending balance total	$18,177	$60,762	$56,062	$136,949	$3,947	$275,897

Note 3 – Loans (continued)

Impaired loans

Loans for which it is probable that the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired, and are individually evaluated for impairment. The following tables present loans individually evaluated for impairment and the related allowance by loan segment as of and for the periods ended March 31, 2014 and December 31, 2013:

Impaired Loans

As of and for the Three Months Ended March 31, 2014

(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	92	54	-	55	1
Real estate - residential
Home equity lines	161	161	-	162	1
Other real estate - residential	1,336	1,271	-	1,238	10
Real estate - comercial
Owner occupied	5,164	5,133	-	5,146	50
Non-owner occupied	615	615	-	622	8
Consumer	25	15	-	17	-
Total	$7,393	$7,249	$-	$7,240	$70

With an allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	-	-	-	-	-
Real estate - residential
Home equity lines	61	61	16	61	-
Other real estate - residential	255	255	64	258	1
Real estate - comercial
Owner occupied	802	802	249	806	6
Non-owner occupied	-	-	-	-	-
Consumer	1	1	1	-	-
Total	$1,119	$1,119	$330	$1,125	$7

Total impaired loans
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	92	54	-	55	1
Real estate - residential
Home equity lines	222	222	16	223	1
Other real estate - residential	1,591	1,526	64	1,496	11
Real estate - comercial
Owner occupied	5,966	5,935	249	5,952	56
Non-owner occupied	615	615	-	622	8
Consumer	26	16	1	17	-
Total	$8,512	$8,368	$330	$8,365	$77

Note 3 – Loans (continued)

Impaired Loans

As of and for the Year Ended December 31, 2013

(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	144	55	-	134	2
Real estate - residential
Home equity lines	162	162	-	162	3
Other real estate - residential	1,342	1,260	-	1,287	69
Real estate - comercial
Owner occupied	5,219	5,184	-	5,192	217
Non-owner occupied	1,060	1,057	-	1,061	37
Consumer	31	19	-	30	-
Total	$7,958	$7,737	$-	$7,866	$328

With an allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	37	37	37	37	-
Real estate - residential
Home equity lines	14	14	7	14	-
Other real estate - residential	259	259	60	259	4
Real estate - comercial
Owner occupied	812	812	252	820	32
Non-owner occupied	-	-	-	-	-
Consumer	2	2	2	2	-
Total	$1,124	$1,124	$358	$1,132	$36

Total impaired loans
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	181	92	37	171	2
Real estate - residential
Home equity lines	176	176	7	176	3
Other real estate - residential	1,601	1,519	60	1,546	73
Real estate - comercial
Owner occupied	6,031	5,996	252	6,012	249
Non-owner occupied	1,060	1,057	-	1,061	37
Consumer	33	21	2	32	-
Total	$9,082	$8,861	$358	$8,998	$364

For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

Note 3 – Loans (continued)

The following tables present a summary of current, past due and nonaccrual loans as of March 31, 2014 and December 31, 2013 by loan class:

Analysis of Current, Past Due and Nonaccrual Loans

As of March 31, 2014

(dollars in thousands)

	Accruing
	30-89 Days Past Due	90 Days or more Past Due	Nonaccrual	Total Past Due and Nonaccrual	Current and not Past Due or Nonaccrual	Total Loans
Commercial and industrial	$203	$-	$-	$203	$18,911	$19,114
Real estate - construction, land and land development	-
Acquistion, development, & construction	-	-	-	-	11,300	11,300
Other real estate - construction	425	-	15	440	47,581	48,021
Real estate - residential
Home equity lines	200	26	154	380	17,461	17,841
Other real estate - residential	458	-	551	1,009	40,338	41,347
Real estate - comercial
Owner occupied	238	-	596	834	60,651	61,485
Non-owner occupied	20	441	-	461	83,861	84,322
Consumer	73	-	16	89	3,854	3,943
Total	$1,617	$467	$1,332	$3,416	$283,957	$287,373

Note 3 – Loans (continued)

Analysis of Current, Past Due and Nonaccrual Loans

As of December 31, 2013

(dollars in thousands)

	Accruing
	30-89 Days Past Due	90 Days or more Past Due	Nonaccrual	Total Past Due and Nonaccrual	Current and not Past Due or Nonaccrual	Total Loans
Commercial and industrial	$59	$-	$-	$59	$18,054	$18,113
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	11,306	11,306
Other real estate - construction	125	31	52	208	48,962	49,170
Real estate - residential
Home equity lines	132	-	110	242	17,889	18,131
Other real estate - residential	468	-	556	1,024	36,637	37,661
Real estate - comercial
Owner occupied	919	-	744	1,663	59,125	60,788
Non-owner occupied	-	-	441	441	75,403	75,844
Consumer	6	-	21	27	3,904	3,931
Total	$1,709	$31	$1,924	$3,664	$271,280	$274,944

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

Note 3 – Loans (continued)

The following tables present the Bank’s loans classified as troubled debt restructurings by loan class as of March 31, 2014 and December 31, 2013:

As of March 31, 2014

(dollars in thousands)

	Number of Contracts	Accrual	Nonaccrual	Total Restructurings
Commercial and industrial	-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-
Other real estate - construction	-	-	-	-
Real estate - residential
Home equity lines	1	66	-	66
Other real estate - residential	9	896	-	896
Real estate - comercial
Owner occupied	13	5,394	330	5,724
Non-owner occupied	2	563	-	563
Consumer	-	-	-	-
Total	25	$6,919	$330	$7,249

As of December 31, 2013

(dollars in thousands)

	Number of Contracts	Accrual	Nonaccrual	Total Restructurings
Commercial and industrial	-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-
Other real estate - construction	-	-	-	-
Real estate - residential
Home equity lines	1	66	-	66
Other real estate - residential	10	925	-	925
Real estate - comercial
Owner occupied	13	5,302	473	5,775
Non-owner occupied	1	563	-	563
Consumer	-	-	-	-
Total	25	$6,856	$473	$7,329

At March 31, 2014 and December 31, 2013, there were no outstanding commitments to advance additional funds on troubled debt restructurings.

For the three months ended March 31, 2014, there was one newly restructured loan which totaled $17,600 compared to four newly restructured loans which totaled $808,000 for the three months ended March 31, 2013. The impact of these modifications was not material to the consolidated financial statements for the three months ended March 31, 2014 and 2013.

Note 3 – Loans (continued)

Loans receivable modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, for the three months ended March 31, 2014 and 2013, were $0 and $435,000, respectively.

Note 4 – Stock-Based Compensation

During the three months ended March 31, 2014 and 2013, the Company made restricted stock awards totaling 20,292 and 24,006, respectively. The awards granted in 2014 which vest fully at the end of three years totaled 15,698. The awards granted in 2014 which immediately vest totaled 4,594. The awards granted in 2013 which vest fully at the end of three years totaled 16,406. The awards granted in 2013 which vest fully at the end of five years totaled 7,600. The Company recorded restricted stock expense of $114,498 and $27,086 during the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014 and 2013, the Company recorded stock option expense of $22,356 and $24,333, respectively. The Company did not award any stock options during the three months ended March 31, 2014 and 2013. Future levels of compensation cost related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards.

Note 5 – Earnings Per Share

Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share include the effect of outstanding stock options. The following table is a reconciliation of the income amounts and common stock amounts utilized in computing the Company’s earnings per share for the periods then ended:

	For the Three Months Ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$852	3,587,799	$0.24
Effect of stock options outstanding	-	31,813	-
Diluted EPS
Net income available to common shareholder	$852	3,619,612	$0.24

	For the Three Months Ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$2,307	3,546,895	$0.65
Effect of stock options outstanding	-	22,889	-
Diluted EPS
Net income available to common shareholder	$2,307	3,569,784	$0.65

For the three months ended March 31, 2014 and 2013, there were 47,365 and 106,483 outstanding stock options, respectively, that were antidilutive since the exercise price exceeded the average market price.

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

Level 1 – Valuations are readily obtainable because the assets and liabilities are traded on active exchange markets, such as the New York Stock Exchange. At March 31, 2014, the Company had no Level 1 assets.

Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets and valuations are based on observable market data in those markets. At March 31, 2014, the Company’s Level 2 assets included U.S. Government agency obligations, state and municipal bonds, mortgage-backed securities, corporate bonds, and mortgage loans held for sale.

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

Following is a description of valuation methodologies used for determining fair value for assets and liabilities:

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Periodically, management compares the fair values obtained through its pricing provider with another independent party to determine reliability. The Company classified $156.8 million and $158.4 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2 at March 31, 2014 and December 31, 2013, respectively.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once an individual loan is identified as impaired, management measures the impairment. The fair value of impaired loans is estimated primarily using the collateral value. However, in some cases other methods are used, such as market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans with respect to which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2014, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated selling costs. Impaired loans where an allowance is established based on the fair value of collateral, or those that have been charged down to the fair value of collateral, require classification in the fair value hierarchy. The fair value of the collateral is generally based on recent third party appraisals, tax valuations, or broker price opinions.

Note 6 – Fair Value Measurement (continued)

The appraisals may include adjustments by the appraisers for differences between approaches such as the comparable sales approach and the income approach.

As such, the Company records these collateral dependent impaired loans at fair value as nonrecurring Level 3. Collateral dependent impaired loans recorded at fair value totaled $1.0 million and $1.4 million at March 31, 2014 and December 31, 2013, respectively. Specific loan loss allowances for these impaired loans totaled $330,000 and $358,000 at March 31, 2014 and December 31, 2013, respectively.

Loans Held for Sale

Loans held for sale are carried at fair value on a recurring basis, as determined by outstanding commitments from third party investors (Level 2). The Company elected the fair value option for loans held for sale on July 1, 2012. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due, or on non-accrual as of March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, the aggregate fair value of loans held for sale was $29.4 million and $31.3 million, respectively; the contractual balance including accrued interest was $28.7 million and $30.9 million, respectively.

Interest Rate Lock Commitments

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives (Level 2). Fair values of these mortgage derivatives are estimated based on their values at inception and changes in mortgage interest rates from the date the interest on the loan is locked. The fair value at inception and any changes in the fair values of these derivatives are included in mortgage banking activities. At March 31, 2014 and December 31, 2013, the interest rate lock commitments with a positive fair value totaled $65,000 and $39,000, respectively, and were recorded in other assets. The interest rate lock commitments with a negative fair value at March 31, 2014 and December 31, 2013 totaled $70,000 and $118,000, respectively, and were recorded in other liabilities.

The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund loans. Changes in the fair values of these derivatives are included in mortgage banking activities. At March 31, 2014 and December 31, 2013, the forward commitments for the interest rate lock commitments with a positive fair value totaled $70,000 and $118,000, respectively, and were recorded in other assets. The forward commitments for the interest rate lock commitments with a negative fair value at March 31, 2014 and December 31, 2013 totaled $65,000 and $39,000, respectively, and were recorded in other liabilities.

At March 31, 2014 and December 31, 2013, the forward commitments for loans held for sale with a positive fair value totaled $101,000 and $422,000, respectively, and were recorded in other assets. The forward commitments for loans held for sale with a negative fair value at March 31, 2014 and December 31, 2013 totaled $41,000 and $17,000, respectively, and were recorded in other liabilities.

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

Note 6 – Fair Value Measurement (continued)

Management may apply discount adjustments to the appraised value for estimated selling costs, information from comparable sales, and marketability of the property. As such, the Company records other real estate owned with subsequent write downs after transfer as nonrecurring Level 3. Other real estate owned that has had subsequent write-downs after transfer from loans to other real estate totaled $3.8 million and $3.6 million at March 31, 2014 and December 31, 2013, respectively.

The tables below present information as of March 31, 2014 and December 31, 2013 about assets and liabilities which are measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements at March 31, 2014, Using,
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(dollars in thousands)
U.S. Government and agency	$-	$55,382	$-	$55,382
Mortgage-backed - residential GSEs	-	64,679	-	64,679
State and municipal	-	32,032	-	32,032
Corporate bonds	-	4,695	-	4,695
Total	$-	$156,788	$-	$156,788

Loans held for sale	$-	$29,395	$-	$29,395
Derivative assets (1)	$-	$378	$-	$378
Derivative liabilities(1)	$-	$176	$-	$176

(1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

Note 6 – Fair Value Measurement (continued)

	Fair Value Measurements at December 31, 2013, Using,
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(dollars in thousands)
U.S. Government and agency	$-	$58,281	$-	$58,281
Mortgage-backed - residential GSEs	-	64,732	-	64,732
State and municipal	-	30,751	-	30,751
Corporate bonds	-	4,675	-	4,675
Total	$-	$158,439	$-	$158,439

Loans held for sale	$-	$31,298	$-	$31,298
Derivative assets (1)	$-	$823	$-	$823
Derivative liabilities(1)	$-	$175	$-	$175

(1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

There were no transfers between Level 1, Level 2 or Level 3 during the first three months of 2014 or 2013.

Note 6 – Fair Value Measurement (continued)

Assets measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements at March 31, 2014, Using,
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(dollars in thousands)
Impaired loans, net of allowance
Commercial and industrial	$-	$-	$-	$-
Real estate - construction	-	-	39	39
Real estate - residential	-	-	274	274
Real estate - commercial	-	-	699	699
Consumer	-	-	10	10
Total impaired loans	$-	$-	$1,022	$1,022

Other real estate owned
Unimproved land	$-	$-	$457	$457
Real estate - residential	-	-	137	137
Real estate - commercial	-	-	3,223	3,223
Total other real estate owned	$-	$-	$3,817	$3,817

	Fair Value Measurements at December 31, 2013, Using,
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(dollars in thousands)
Impaired loans, net of allowance
Commercial and industrial	$-	$-	$-	$-
Real estate - construction	-	-	40	40
Real estate - residential	-	-	249	249
Real estate - commercial	-	-	701	701
Consumer	-	-	11	11
Total impaired loans	$-	$-	$1,001	$1,001

Other real estate owned
Unimproved land	$-	$-	$471	$471
Real estate - residential	-	-	144	144
Real estate - commercial	-	-	2,951	2,951
Total other real estate owned	$-	$-	$3,566	$3,566

Note 6 – Fair Value Measurement (continued)

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,352,000 with a valuation allowance of $330,000 at March 31, 2014. At December 31, 2013, impaired loans had a principal balance of $1,359,000 with a valuation allowance of $358,000. The impact of the change to the provision for loan losses was not material for the three months ended March 31, 2014 and 2013.

At March 31, 2014, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $4,701,000 with no valuation allowance and $65,000 in valuation adjustments for the three months ended March 31, 2014, resulting in a charge of $65,000 for the three months ended March 31, 2014. At December 31, 2013, other real estate owned had a net carrying amount of $4,897,000 with no valuation allowance and $896,000 in valuation adjustments, resulting in a charge of $896,000 for the year ended December 31, 2013.

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014 for collateral dependent impaired loans and other real estate owned:

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Real estate – construction	$39	Sales comparison	Management and appraiser adjustment for difference between comparable sales	43.33%	43.33%
Real estate – residential	274	Sales comparison	Management and appraiser adjustment for difference between comparable sales	5.82% - 94.00%	19.65%
Real estate - commercial	699	Sales comparison	Management and appraiser adjustment for difference between comparable sales	3.56% - 44.54%	13.80%
		Income approach	Capitalization rate	9.50%	9.50%
Consumer	10	NADA or third party valuation of underlying collateral	Management adjustment for comparable sales	48.86% - 100%	48.86%
Total	$1,022

Other real estate owned:
Unimproved land	$457	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%-11.25%	2.33%
Real estate - residential	137	Sales comparison	Management and appraiser adjustment for difference between comparable sales	29.73% - 61.53%	31.29%
Real estate – commercial	3,223	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00% - 22.72%	15.00%
		Income approach	Capitalization rate	10.00%	10.00%
Total	$3,817

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

Short-term debt – The fair value of short-term debt approximates the carrying value of other borrowings due to their short-term nature and they are classified as

Level 1.

Accrued interest payable – The carrying value of accrued interest payable for deposits, repurchase agreements and borrowings approximates the fair value and is classified consistently with the level of the underlying liability.

Note 6 – Fair Value Measurement (continued)

The carrying amount and estimated fair values of the Bank’s financial instruments at March 31, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements at March 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Financial assets:
Cash and due from banks	$16,228	$16,228	$-	$-	$16,228
Securities available for sale	156,788	-	156,788	-	156,788
Loans, net of allowance	281,806	-	-	282,996	282,996
Loans held for sale	29,395	-	29,395	-	29,395
Federal Home Loan Bank stock	1,140	N/A	N/A	N/A	N/A
Accrued interest receivable, loans	983	-	33	950	983
Accrued interest receivable, securities	924	-	924	-	924
Other derivative assets(1)	378	-	378	-	378

Financial liabilities
Time deposits	$150,419	$-	$151,432	$-	$151,432
Other deposits	276,734	276,734	-	-	276,734
Repurchase agreements	13,481	13,481	-	-	13,481
Short-term debt	15,000	15,000	-	-	15,000
Accrued interest payable, deposits	406	5	401	-	406
Accrued interest payable, short-term debt	3	3	-	-	3
Other derivative liabilities(1)	176	-	176	-	176

(1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

Note 6 – Fair Value Measurement (continued)

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Financial assets:
Cash and due from banks	$16,828	$16,828	$-	$-	$16,828
Securities available for sale	158,439	-	158,439	-	158,439
Loans, net of allowance	269,390	-	-	271,112	271,112
Loans held for sale	31,298	-	31,298	-	31,298
Federal Home Loan Bank stock	1,606	N/A	N/A	N/A	N/A
Accrued interest receivable, loans	974	-	21	953	974
Accrued interest receivable, securities	880	-	880	-	880
Other derivative assets(1)	823	-	823	-	823

Financial liabilities
Time deposits	$152,484	$-	$153,411	$-	$153,411
Other deposits	267,221	267,221	-	-	267,221
Repurchase agreements	12,111	12,111	-	-	12,111
Short-term debt	22,200	22,200	-	-	22,200
Accrued interest payable, deposits	398	5	393	-	398
Accrued interest payable, repurchase agreements	6	6	-	-	6
Other derivative liabilities(1)	409	-	409	-	409

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

Following is an analysis of significant off-balance sheet financial instruments as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Commitments to extend credit	$89,159	$74,144
Standby letters of credit	974	472
Total	$90,133	$74,616

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

In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor. Based on these recourse provisions, the Bank has a recourse liability for mortgage loans sold. The following table presents the activity in the recourse liability for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
	(dollars in thousands)
Beginning balance	$1,090	$772
Provision	125	125
Losses	(60)	(20)
Recoveries	-	-
Ending balance	$1,155	$877

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is primarily based on the actual loss history experienced by the Bank over the last four quarters, one year, two year, and three year periods. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries for the most recent three years; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Results of Operations

Overview

The Company’s net income was $852,000 for the quarter ended March 31, 2014, compared to $2,307,000 for the first quarter of 2013, a decrease of 63.1%. The decrease in net income for the quarter was primarily due to the decline in mortgage banking activity, a decline in other income, and lower negative provision which were slightly offset by higher net interest income. The increase in net interest income was due to an increase in interest income on securities coupled with a slight decrease in cost of funds. Basic and diluted earnings per share were both $0.24 for the quarter ended March 31, 2014 compared to $0.65 for both basic and diluted earnings per share for the quarter ended March 31, 2013.

The Company’s return on average assets on an annualized basis was 0.68% for the quarter ended March 31, 2014, compared to 1.94% for the quarter ended March 31, 2013. The Company’s return on average equity on an annualized basis for the quarter ended March 31, 2014 was 5.95% compared to 16.36% for the quarter ended March 31, 2013.

Interest Income

Interest income for the three months ended March 31, 2014 and 2013 was $4,610,000 and $4,520,000, respectively, which was an increase of $90,000 (2.0%). The Bank has experienced improved loan demand during the fourth quarter of 2013 and through the first quarter of 2014 resulting in growth in volume to offset the overall decline in yield since last year. Therefore, interest and fees on loans are only slightly down compared to the three months ended March 31, 2013. Due to excess liquidity, management purchased lower yielding investment securities throughout 2013, therefore the securities portfolio increased $18.5 million (13.4%) since March 31, 2013. However, when compared to December 31, 2013 the portfolio has decreased $1.7 million (1.0%).   Net loans, including loans held for sale, were $311,201,000 at March 31, 2014 compared to $300,688,000 at December 31, 2013 and $295,235,000 at March 31, 2013. The overall yield on earning assets decreased from 4.08% to 4.01%, comparing the first quarter of 2013 to the first quarter of 2014.

Interest Expense

Interest expense for the three months ended March 31, 2014 and 2013 was $461,000 and $569,000, respectively, which was a decrease of $108,000 (19.0%). The Company has experienced a decline in interest expense primarily due to the downward repricing in interest rates paid on deposits, as well as a continued shift in the mix of interest-bearing deposits from higher rate time deposits to non-interest bearing demand deposits and lower rate accounts such as NOW and money market accounts.

The Company’s cost of interest-bearing liabilities has declined from 0.65% for the first quarter of 2013 to 0.51% for the first quarter of 2014.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $4,149,000 and $3,951,000 for the three months ended March 31, 2014 and 2013, respectively, which was an increase of $198,000 (5.0%). The annualized net interest margin was 3.63% and 3.62% for the three months ended March 31, 2014 and 2013, respectively.

As noted above, the increase in net interest income for the quarter to date was the result of an increase in interest income on securities, combined with a decline in interest expense due to lower cost of interest-bearing deposits and decreased interest expense for other borrowings.

Interest-earning assets were $479,813,000 at March 31, 2014 compared to $453,289,000 at March 31, 2013, an increase of $26,524,000 (5.9%). Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total gross loans, including loans held for sale, were $316,533,000 at March 31, 2014 compared to $300,725,000 at March 31, 2013, an increase of $15,808,000 (5.3%). Mortgage loans held for sale totaled $29,395,000 and $34,295,000 at March 31, 2014 and 2013, respectively, a decrease of $4,900,000 (14.3%). Securities available-for-sale were $156,788,000 at March 31, 2014, compared to $138,302,000 at March 31, 2013, an increase of $18,486,000 (13.4%). Interest bearing deposits with banks totaled $6,492,000 and $14,262,000 at March 31, 2014 and 2013, respectively, a decrease of $7,770,000 (54.5%). Interest-bearing customer deposits were $347,105,000 at March 31, 2014 compared to $351,587,000 at March 31, 2013, a decrease of $4,482,000 (1.3%). Noninterest-bearing customer deposits were $80,048,000 at March 31, 2014 compared to $71,995,000 at March 31, 2013, an increase of $8,053,000 (11.2%).

Provision for Loan Losses

Throughout 2013 and 2014, the Bank has continued to experience net recoveries instead of charge offs, as well as an overall improvement in the quality of the loan portfolio. This resulted in a negative provision to the allowance for the first quarter of 2014 and 2013. During the first quarter of 2014, net recoveries declined slightly, and the balance of the loan portfolio increased when compared to the first quarter of 2013. Therefore, the Bank recorded a negative provision for loan losses of $222,000 for the three months ended March 31, 2014 compared to a negative provision of $602,000 for the three months ended March 31, 2013, a decrease of $380,000. The negative provision was the result of decreasing historical loss rates, management’s detailed review of the Bank’s loan portfolio, the level of the Bank’s non-performing loans, net recoveries for the three months ended March 31, 2014, and decreasing loan delinquencies.

Non-performing loans to total loans, excluding loans held for sale, was 0.46% at March 31, 2014 compared to 0.70% at December 31, 2013 and 1.33% at March 31, 2013. As shown in the non-performing assets section below, the Bank has experienced a decrease of $592,000 and $2.2 million in non-accrual loans from December 31, 2013 and March 31, 2013, respectively. Total non-performing assets to total assets have also continued to decrease. The ratio of non-performing assets to total assets was 1.79%, 1.32% and 1.15% as of March 31, 2013, December 31, 2013 and March 31, 2014, respectively. Each loan that the Bank deems impaired is subject to an analysis consisting of an evaluation of the underlying collateral and/or expectation of future cash flows to determine impairment and, if necessary, a specific allowance for loan losses reserve is established. The Bank’s specific reserve was $330,000 at March 31, 2014 compared to $334,000 at March 31, 2013, a decrease of $4,000 (1.2%). The ratio of the allowance for loan losses to total loans, excluding loans held for sale, decreased to 1.86% at March 31, 2014 from 1.95% at December 31, 2013, and 2.06% at March 31, 2013. The Bank experienced a net recovery of $197,000 for the first quarter of 2014 compared to net recoveries of $145,000 for the first quarter of 2013, resulting in annualized charge-off ratios of (-0.29%) and (-0.21%), respectively. Although the Bank’s annualized charge-off ratios have declined, the improved performance of the Bank’s loan portfolio is not necessarily indicative of future performance. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-interest Income

Non-interest income for the three months ended March 31, 2014 and 2013 was $2,268,000 and $3,789,000, respectively, a decrease of $1,521,000 (40.1%). Service charges on deposit accounts were $343,000 and $370,000 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $27,000 (7.3%). Mortgage banking activities resulted in income of $1,425,000 and $2,004,000 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $579,000 (28.9%). Loans sold in the secondary market for the three months ended March 31, 2014 and 2013 were $65,169,000 and $107,085,000, respectively. Substantially all loans originated by the mortgage division are sold in the secondary market with servicing rights released. There has been a decrease in the volume of loans sold when compared to 2013, however the yields have increased slightly. Overall, mortgage banking income has decreased. Other income was $402,000 and $1,257,000 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $855,000 (68.0%). The decrease is mainly due to death insurance benefits from a Bank owned life insurance policy of $806,000 received in 2013.

Non-interest Expense

Non-interest expense for the three months ended March 31, 2014 and 2013 was $5,494,000 and $5,213,000, respectively, an increase of $281,000 (5.4%). Salary and employee benefit costs were $3,327,000 and $3,074,000 for the three months ended March 31, 2014 and 2013, respectively, an increase of $253,000 (8.2%). The increase was primarily due to annual performance incentives and normal salary increases, including an increase in salary expense due to the new Evans, Georgia branch which opened in May 2013. Occupancy expense increased $13,000 (3.5%) from $368,000 to $381,000 comparing the three months ended March 31, 2013 and 2014, respectively. OREO expense slightly increased $10,000 (6.3%) from $159,000 to $169,000 comparing the three months ended March 31, 2013 and March 31, 2014, respectively. Other non-interest expense for the three months ended March 31, 2014 increased by $5,000 (0.3%) to $1,617,000 from $1,612,000 for the three months ended March 31, 2013. Overall, non-interest expense remained very comparable.

Income Taxes

The Company recorded income tax expense of $293,000 and $822,000 for the three months ended March 31, 2014 and 2013, respectively. The decrease in 2014 resulted from the decrease in net income before taxes. The effective tax rate was 25.6% and 26.3% for the three months ended March 31, 2014 and 2013, respectively.

Financial Condition

Overview

Total consolidated assets at March 31, 2014 were $523,083,000, an increase of $6,585,000 (1.3%) from December 31, 2013 total consolidated assets of $516,498,000. Cash and due from banks totaled $16,228,000 at March 31, 2014, and $16,828,000 at December 31, 2013, a decrease of $600,000 (3.6%). Investments in securities at March 31, 2014 were $156,788,000 compared to $158,439,000 at December 31, 2013, a decrease of $1,651,000 (1.0%). Gross loans, excluding loans held for sale, were $287,138,000 at March 31, 2014, an increase of $12,391,000 (4.5%) from $274,747,000 at December 31, 2013. The Bank experienced an increase in loan demand beginning in the fourth quarter of 2013 and continuing through the first quarter of 2014. Loans held for sale decreased $1,903,000 (6.1%) from $31,298,000 at December 31, 2013 to $29,395,000 at March 31, 2014. Demand for mortgage loans began to decrease somewhat during the second half of 2013 and through the first quarter of 2014. This industry wide decreased demand was driven mostly by an increasing rate environment coupled with certain regulatory changes related to qualified mortgages. Cash and due from banks at both March 31, 2014 and December 31, 2013 included $1,300,000 of interest-bearing balances with the Federal Reserve Bank, at a minimal interest rate. This was included in interest-earning assets. Other assets decreased $1,126,000 (14.4%) because of a decrease of $601,000 in deferred tax assets mainly due to changes in the fair value of securities available for sale, and a decrease of $445,000 in the derivatives recorded for the forward commitments for loans held for sale and interest rate lock commitments.

Total deposits at March 31, 2014 were $427,153,000, an increase of $7,448,000 (1.8%) from the December 31, 2013 balance of $419,705,000. Interest-bearing customer deposits at March 31, 2014 were $347,105,000, an increase of $4,147,000 (1.2%) from the December 31, 2013 balance of $342,958,000. Total time deposits, including brokered and wholesale, decreased $2,065,000 (1.4%). Money market accounts increased $3,124,000 (4.2%) NOW and savings accounts increased $3,088,000 (2.7%). Non-interest bearing deposits increased $3,301,000 (4.3%) from $76,747,000 at December 31, 2013 to $80,048,000 at March 31, 2014. The Bank’s repurchase agreements totaled $13,481,000 at March 31, 2014, an increase of $1,370,000 (11.3%) from the December 31, 2013 balance of $12,111,000.

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

The composition of non-performing assets for each reportable date is shown in the table below.

	March 31, 2014	December 31, 2013	March 31, 2013
	(dollars in thousands)
Non-accrual loans	$1,332	$1,924	$3,531
Other real estate owned	4,701	4,897	5,235
	$6,033	$6,821	$8,766

The Bank’s non-accrual loans decreased $592,000 (30.8%) during the first three months of 2014. This decrease is due to various factors, including charge-offs and transfers to OREO as well as pay-downs and movement to accrual status. The Bank’s OREO decreased $196,000 (4.0%) during that same period. Since March 31, 2013, non-accrual loans have decreased $2,199,000 (62.3%) and OREO has decreased $534,000 (10.2%). The ratio of non-performing assets to total loans and OREO, excluding loans held for sale, was 2.07% at March 31, 2014, 2.44% at December 31, 2013, and 3.23% at March 31, 2013. The continued reduction and disposition of non-performing assets is a management priority.

Troubled Debt Restructurings

As of March 31, 2014, the Bank had 25 loans totaling $7,249,000 classified as troubled debt restructurings. As of December 31, 2013, the Bank had 25 loans totaling $7,329,000 classified as troubled debt restructurings. Included in troubled debt restructurings were loans totaling $330,000 and $473,000 on nonaccrual as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, no loans classified as troubled debt restructurings were in default. As of March 31, 2013, three loans totaling $435,000 classified as a troubled debt restructuring were in default.

Allowance for Loan Losses

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of probable risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” The allowance for loan losses was $5,332,000, $5,357,000, and $5,490,000 as of March 31, 2014, December 31, 2013, and March 31, 2013, respectively. The slight decrease of $25,000 from December 31, 2013 to March 31, 2014 is the result of several factors, including improving historical loss ratios and improving credit quality. The Bank also experienced net recoveries of $197,000 during the three months ended March 31, 2014 as noted in the provision for loan losses discussion above. The ratio of the allowance for loan losses to total loans, excluding loans held for sale, decreased to 1.86% at March 31, 2014 from 1.95% at December 31, 2013, and 2.06% at March 31, 2013. For the three months ended March 31, 2014, there was a net recovery of 0.29% annualized compared to net recoveries of 0.21% annualized for the same period in 2013. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at March 31, 2014 was 36.6% compared to 38.4% at December 31, 2013.

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

The table below reflects the Bank’s current regulatory capital ratios, including comparisons to December 31, 2013 and current regulatory minimums:

	March 31, 2014	December 31, 2013	Minimum Regulatory Requirement
Total risk-based capital ratio	16.74%	17.25%	8.00%
Tier 1 risk-based capital ratio	15.49%	15.99%	4.00%
Tier 1 leverage ratio	12.06%	11.93%	4.00%

On April 28, 2014, the Company declared a cash dividend of $0.045 per share of common stock to all shareholders of record as of May 13, 2014, payable on May 20, 2014.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2014 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management has developed and implemented policies and procedures for reviewing disclosure controls and procedures and internal control over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2014 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II - OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report:

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763)

3.1.1

Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000)

3.2	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, Registration No. 333-69763)

31.1^	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*^	XBRL Instance Document

101.SCH*^	XBRL Taxonomy Extension Schema Document

101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document

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

GEORGIA-CAROLINA BANCSHARES, INC.

May 6, 2014	By:	/s/ Remer Y. Brinson, III
Remer Y. Brinson, III
President and Chief Executive Officer (principal executive officer)

May 6, 2014	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1^	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2^	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS*^	XBRL Instance Document

Exhibit 101.SCH*^	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document

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