Form 10-Q
period 2014-06-30
Georgia-Carolina Bancshares, Inc
filed 2014-08-08
CIK 1044082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2014
Common Stock, $.001 Par Value	3,596,046 shares

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

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Financial Condition

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$15,495	$16,828
Securities available-for-sale	133,382	158,439

Loans	304,059	274,747
Allowance for loan losses	(5,292)	(5,357)
Loans, net	298,767	269,390

Loans held for sale at fair value	32,468	31,298
Bank-owned life insurance	15,094	14,834
Bank premises and equipment, net	9,329	9,512
Accrued interest receivable	1,679	1,854
Other real estate owned, net	4,758	4,897
Federal Home Loan Bank stock	1,482	1,606
Other assets	6,422	7,840
Total assets	$518,876	$516,498

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$77,809	$76,747
Interest-bearing:
NOW accounts	61,603	59,661
Money market accounts	73,839	74,056
Savings	57,138	56,757
Time deposits less than $100,000	51,830	54,859
Time deposits $100,000 or greater	73,022	72,637
Brokered and wholesale deposits	20,904	24,988
Total deposits	416,145	419,705

Short-term debt	22,600	22,200
Repurchase agreements	10,408	12,111
Other liabilities	8,100	5,593
Total liabilities	457,253	459,609

Shareholders’ equity
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	-	-
Common stock, par value $.001; 9,000,000 shares authorized; 3,596,046 and 3,572,204 shares issued and outstanding, respectively	4	4
Additional paid-in capital	16,456	16,192
Retained earnings	46,249	44,758
Accumulated other comprehensive income/(loss)	(1,086)	(4,065)
Total shareholders’ equity	61,623	56,889

Total liabilities and shareholders’ equity	$518,876	$516,498

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Income

(Unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$4,036	$3,786	$7,856	$7,670
Interest on taxable securities	609	635	1,244	1,149
Interest on nontaxable securities	150	127	301	243
Other interest income	4	28	8	34
Total interest income	4,799	4,576	9,409	9,096

Interest expense
Interest on NOW, money market, and savings deposits	126	146	252	293
Interest on time deposits less than $100,000	108	129	219	263
Interest on time deposits $100,000 or greater	143	170	291	340
Interest on brokered and wholesale deposits	50	96	109	208
Interest on funds purchased and other borrowings	23	4	40	10
Total interest expense	450	545	911	1,114

Net interest income	4,349	4,031	8,498	7,982

Provision (recapture) for loan losses	(429)	(1,200)	(651)	(1,802)

Net interest income after provision for loan losses	4,778	5,231	9,149	9,784

Non-interest income
Service charges on deposits	350	390	693	760
Mortgage banking activities	1,821	2,693	3,246	4,697
Net gains (losses) on sales of other real estate	(8)	14	74	159
Net gains on securities available for sale	35	78	51	91
Other	473	626	875	1,883
Total non-interest income	2,671	3,801	4,939	7,590

Non-interest expense
Salaries and employee benefits	3,325	3,291	6,652	6,365
Occupancy expenses	394	367	775	735
Other real estate owned expenses	209	543	378	702
Other	2,202	1,667	3,819	3,279
Total non-interest expense	6,130	5,868	11,624	11,081

Income before income taxes	1,319	3,164	2,464	6,293

Income tax expense	356	1,045	649	1,867

Net income	$963	$2,119	$1,815	$4,426

Earnings per common share
Basic	$0.27	$0.60	$0.51	$1.25
Diluted	$0.27	$0.59	$0.50	$1.24

Dividends per common share	$0.045	$0.045	$0.090	$0.085

See notes to the consolidated financial statements.

 GEORGIA-CAROLINA BANCSHARES, INC.

 Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$963	$2,119	$1,815	$4,426

Other comprehensive income (loss):

Unrealized holding gain (loss) arising during the period	1,883	(5,073)	4,433	(5,589)
Tax effect of unrealized holding (gain) loss	(602)	1,674	(1,419)	1,925
Reclassification for gain included in net income	(35)	(78)	(51)	(91)
Tax effect of gain included in net income	11	27	16	31
Total other comprehensive income (loss)	1,257	(3,450)	2,979	(3,724)

Comprehensive income (loss)	$2,220	$(1,331)	$4,794	$702

See notes to the consolidated financial statements.

 GEORGIA-CAROLINA BANCSHARES, INC.

 Consolidated Statements of Shareholders' Equity

 (Unaudited)

 (dollars in thousands except share data)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 1, 2013	3,528,296	$4	$15,687	$39,177	$1,457	$56,325
Net income	-	-	-	4,426	-	4,426
Other comprehensive loss	-	-	-	-	(3,724)	(3,724)
Stock-based compensation expense	-	-	48	-	-	48
Issuance of restricted stock for compensation	24,006	-	62	-	-	62
Issuance of stock for directors' fees	4,346	-	56	-	-	56
Dividends	-	-	-	(302)	-	(302)
Balance at June 30, 2013	3,556,648	$4	$15,853	$43,301	$(2,267)	$56,891

Balance at January 1, 2014	3,572,204	$4	$16,192	$44,758	$(4,065)	$56,889
Net income	-	-	-	1,815	-	1,815
Other comprehensive income	-	-	-	-	2,979	2,979
Stock-based compensation expense	-	-	44	-	-	44
Issuance of restricted stock for compensation	20,292	-	170	-	-	170
Issuance of stock for directors' fees	3,550	-	50	-	-	50
Dividends	-	-	-	(324)	-	(324)
Balance at June 30, 2014	3,596,046	$4	$16,456	$46,249	$(1,086)	$61,623

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$1,815	$4,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	315	296
Provision for loan losses	(651)	(1,802)
Write-downs of other real estate owned	150	386
Net gains on sale of other real estate owned	(74)	(159)
Loss on sale of equipment	-	4
Net gains on securities available for sale	(51)	(91)
Gain on bank-owned life insurance	-	(806)
Mortgage banking activities	(3,246)	(4,697)
Proceeds from sale of loans held for sale	146,150	210,538
Originations of loans held for sale	(144,074)	(191,889)
Increase in cash value of bank-owned life insurance	(260)	(165)
Stock-based compensation expense	214	110
Stock issued for directors' fees	50	56
Deferred income tax benefit	(436)	(19)
(Increase) decrease in accrued interest receivable	175	(48)
(Increase) decrease in other assets	399	(1,527)
Increase (decrease) in accrued interest payable	(10)	25
Increase in other liabilities	2,517	1,511
Net cash provided by operating activities	2,983	16,149

Cash flows from investing activities
Loan originations and collections, net	(28,948)	2,835
Purchases of available-for-sale securities	(8,215)	(53,495)
Proceeds from maturities and calls of available-for-sale securities	8,811	15,387
Proceeds from sales of available-for-sale securities	28,893	12,735
Proceeds from life insurance death benefit	-	1,421
Proceeds from redemption of FHLB stock	124	1,010
Proceeds from sale of other real estate owned	285	1,132
Net additions to bank premises and equipment	(79)	(1,060)
Net cash provided by (used in) investing activities	871	(20,035)

Cash flows from financing activities
Net increase (decrease) in deposits	(3,560)	8,018
Net proceeds (repayments) of short-term borrowings	400	(19,528)
Decrease in repurchase agreements	(1,703)	(288)
Cash dividends paid	(324)	(302)
Net cash used in financing activities	(5,187)	(12,100)

Net decrease in cash and due from banks	(1,333)	(15,986)

Cash and due from banks at beginning of the period	16,828	30,279
Cash and due from banks at end of the period	$15,495	$14,293

See notes to the consolidated financial statements.

Supplemental Consolidated Cash Flow Information

The Bank had the following significant transactions during the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
Supplemental cash flow information:
Interest received	$9,584	$9,048
Interest paid	921	1,089
Income taxes paid	900	1,150

Supplemental noncash information:
Transfers from loans to other real estate owned	222	185
Unrealized gain (loss) on securities, net of tax	$2,979	$(3,724)

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

June 30, 2014

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

The consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

Note 2 – Investment Securities

The amortized cost and fair value amounts of securities owned as of June 30, 2014 and December 31, 2013 are shown below:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	$44,059	$64	$(1,619)	$42,504
Mortgage-backed	60,758	680	(651)	60,787
State and municipal	27,415	526	(546)	27,395
Corporate bonds	2,747	-	(51)	2,696

Total	$134,979	$1,270	$(2,867)	$133,382

Note 2 – Investment Securities (continued)

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	$61,486	$146	$(3,351)	$58,281
Mortgage-backed	66,095	558	(1,921)	64,732
State and municipal	32,088	255	(1,592)	30,751
Corporate bonds	4,749	25	(99)	4,675

Total	$164,418	$984	$(6,963)	$158,439

The amortized cost and fair value of securities as of June 30, 2014 by contractual maturity are as follows. Actual maturities may differ from contractual maturities in mortgage-backed securities, as the mortgages underlying the securities may be called or prepaid without penalty; therefore, these securities are not included in the maturity categories in the following maturity summary.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
	(dollars in thousands)

Less than one year	$7,100	$6,661
One to five years	20,402	20,164
Five to ten years	36,068	35,445
Over ten years	10,651	10,325
Mortgage-backed securities	60,758	60,787
Total	$134,979	$133,382

Securities with a carrying amount of approximately $70.8 million and $64.1 million were pledged to secure public deposits and for other purposes at June 30, 2014 and December 31, 2013, respectively.

During the six months ended June 30, 2014, the Bank sold $28.9 million in securities available-for-sale, realizing gains of $336,500 and losses of $285,300 for a net gain of $51,200. During the six months ended June 30, 2013, the Bank sold $12.7 million in securities available-for-sale, realizing gains of $158,000 and losses of $74,400 for a net gain of $83,600.

For the six months ended June 30, 2014 and 2013, the Bank reclassified $51,000 and $91,000, respectively, in gains from accumulated other comprehensive income to gain on sale of securities. The tax effect of $16,000 and $31,000 was included in income tax expense for the six months ended June 30, 2014 and 2013, respectively.

Note 2 – Investment Securities (continued)

Information pertaining to securities with gross unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2014
	Less than Twelve Months			Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	4	$9,049	$(41)	19	$28,885	$(1,578)
Mortgage-backed	4	3,830	(17)	17	26,094	(634)
State and municipal	1	503	(1)	26	10,921	(545)
Corporate bonds	-	-	-	3	2,696	(51)

Total	9	$13,382	$(59)	65	$68,596	$(2,808)

	December 31, 2013
	Less than Twelve Months			Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	23	$34,142	$(1,911)	7	$11,759	$(1,440)
Mortgage-backed	31	40,852	(1,744)	3	5,294	(177)
State and municipal	41	19,934	(1,156)	8	3,028	(436)
Corporate bonds	4	3,487	(99)	-	-	-

Total	99	$98,415	$(4,910)	18	$20,081	$(2,053)

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

At June 30, 2014 and December 31, 2013, the gross unrealized losses in securities available-for-sale are primarily the result of changes in market interest rates and not related to the credit quality of the underlying issuer. All of the securities are U.S. agency debt securities, corporate bonds, mortgage-backed securities, and municipal securities. Management has determined that no declines in market value are deemed to be other than temporary at June 30, 2014 and December 31, 2013. Securities rated below Moody’s (Baa) or Standard & Poor’s (BBB-) are not purchased.

Note 2 – Investment Securities (continued)

Corporate bonds will have a minimum rating at purchase of Moody’s (A3), S&P (A-), or Fitch (A-). The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Included in “Other assets” is an investment of approximately $131,250 net of amortization, in a real estate rehabilitation project located in Georgia that will provide the Bank with state tax credits for approximately the next two years.

Note 3 – Loans

The Bank engages in a full complement of lending activities, including commercial, consumer and real estate loans. The composition of loans at June 30, 2014 and December 31, 2013 is summarized as follows:

	June 30,	December 31,
	2014	2013
	(dollars in thousands)

Commercial and industrial	$25,621	$18,113
Real estate - construction, land and land development	63,079	60,476
Real estate - residential	64,267	55,792
Real estate - commercial	147,251	136,632
Consumer	4,103	3,931
Total loans	304,321	274,944
Deferred loan fees	(262)	(197)
Total loans, net of deferred fees	304,059	274,747
Allowance for loan losses	(5,292)	(5,357)

Loans, net of allowance for loan losses	$298,767	$269,390

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

Note 3 – Loans (continued)

Grade 4: Below average quality – These loans require more frequent monitoring. Stability is lacking in the primary repayment source, cash flow, credit history or liquidity; however, the instability is manageable and considered temporary. Overall trends are not yet adverse. These loans exhibit Grade 3 financial characteristics but may lack proper and complete documentation. Sources of income or cash flow have become unstable or may possibly decline given current business or economic conditions. The borrower has a highly leveraged financial position or limited capital. Speculative construction loans originated by third parties are included in this grade.

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

Note 3 – Loans (continued)

As of June 30, 2014 and December 31, 2013, the Bank had no loans classified as Grade 7 or 8.  It is the Bank’s practice, in most cases, to take a charge-off when a loan or portion of a loan is deemed doubtful or loss.  Consequently, the remaining principal balance, if applicable, which has been evaluated as collectible, is graded accordingly.

As of June 30, 2014 and December 31, 2013, the principal balances of risk grades of loans by loan class, were as follows:

	June 30, 2014
	(dollars in thousands)
	Grades 1 - 4	Grade 5	Grade 6	Total
Commercial and industrial	$25,557	$64	$-	$25,621
Real estate - construction, land and land development
Acquistion, development, & construction	10,878	108	-	10,986
Other real estate - construction	52,056	-	37	52,093
Real estate - residential
Home equity lines	17,913	-	142	18,055
Other real estate - residential	45,315	565	332	46,212
Real estate - commercial
Owner occupied	56,103	4,542	1,454	62,099
Non-owner occupied	78,786	5,813	553	85,152
Consumer	4,091	-	12	4,103
Total loans receivable	$290,699	$11,092	$2,530	$304,321

	December 31, 2013
	(dollars in thousands)
	Grades 1 - 4	Grade 5	Grade 6	Total
Commercial and industrial	$18,010	$103	$-	$18,113
Real estate - construction, land and land development
Acquistion, development, & construction	11,257	49	-	11,306
Other real estate - construction	49,078	-	92	49,170
Real estate - residential
Home equity lines	18,021	-	110	18,131
Other real estate - residential	36,493	612	556	37,661
Real estate - commercial
Owner occupied	54,450	4,845	1,493	60,788
Non-owner occupied	67,989	6,786	1,069	75,844
Consumer	3,910	-	21	3,931
Total loans receivable	$259,208	$12,395	$3,341	$274,944

The credit risk profile by risk grade category excludes accrued interest receivables of approximately $958,000 and $953,000 as of June 30, 2014 and December 31, 2013, respectively.

Note 3 – Loans (continued)

The following table presents the activity in the allowance for loan losses by loan segment and the allowance by impairment method as of and for the three and six months ended June 30, 2014 and 2013:

Allowance for Loan Losses Activity and Allowance by Impairment Method

For the Three and Six Months Ended June 30, 2014

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Unallocated	Total

Three Months Ended June 30, 2014
Beginning balance	$239	$1,416	$825	$2,568	$207	$77	$5,332
Charge offs	-	-	-	-	(20)	-	(20)
Recoveries	1	372	1	23	12	-	409
Provisions	80	(209)	39	(367)	15	13	(429)
Ending balance	$320	$1,579	$865	$2,224	$214	$90	$5,292

Six Months Ended June 30, 2014
Beginning balance	$227	$1,626	$772	$2,458	$210	$64	$5,357
Charge offs	-	(37)	-	-	(43)	-	(80)
Recoveries	3	605	4	34	20	-	666
Provisions	90	(615)	89	(268)	27	26	(651)
Ending balance	$320	$1,579	$865	$2,224	$214	$90	$5,292

Ending balances:
Individually evaluated for impairment	$-	$-	$96	$229	$-	$-	$325
Collectively evaluated for impairment	$320	$1,579	$769	$1,995	$214	$90	$4,967

Note 3 – Loans (continued)

Allowance for Loan Losses Activity and Allowance by Impairment Method

For the Three and Six Months Ended June 30, 2013

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Unallocated	Total

Three Months Ended June 30, 2013
Beginning balance	$277	$2,348	$714	$1,894	$186	$71	$5,490
Charge offs	-	-	(4)	-	(17)	-	(21)
Recoveries	1	519	6	158	8	-	692
Provisions	(26)	(886)	3	(247)	4	(48)	(1,200)
Ending balance	$252	$1,981	$719	$1,805	$181	$23	$4,961

Six Months Ended June 30, 2013
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

Note 3 – Loans (continued)

The following table presents the recorded investment in loans receivable, including accrued interest and excluding deferred loan fees, by loan segment based on impairment method as of June 30, 2014 and December 31, 2013:

Recorded Investment in Loans Receivable

As of June 30, 2014

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Total

Individually evaluated for impairment	$-	$37	$1,473	$6,468	$12	$7,990
Collectively evaluated for impairment	$25,678	$63,316	$63,014	$141,174	$4,107	$297,289

Ending balance total	$25,678	$63,353	$64,487	$147,642	$4,119	$305,279

Recorded Investment in Loans Receivable

As of December 31, 2013

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Total

Individually evaluated for impairment	$-	$92	$1,695	$7,053	$21	$8,861
Collectively evaluated for impairment	$18,177	$60,670	$54,367	$129,896	$3,926	$267,036

Ending balance total	$18,177	$60,762	$56,062	$136,949	$3,947	$275,897

Note 3 – Loans (continued)

Impaired loans

Loans for which it is probable that the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired, and are individually evaluated for impairment. The following tables present loans individually evaluated for impairment and the related allowance by loan segment as of and for the three and six month periods ended June 30, 2014 and 2013, and for the year ended December 31, 2013:

Impaired Loans

As of and for the Three Months Ended June 30, 2014

(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	81	37	-	38	1
Real estate - residential
Home equity lines	160	160	-	161	2
Other real estate - residential	1,211	1,129	-	1,094	9
Real estate - comercial
Owner occupied	5,803	5,765	-	5,818	57
Non-owner occupied	48	48	-	49	1
Consumer	24	12	-	13	-
Total	$7,327	$7,151	$-	$7,173	$70

With an allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	-	-	-	-	-
Real estate - residential
Home equity lines	49	49	44	50	1
Other real estate - residential	135	135	52	135	1
Real estate - comercial
Owner occupied	655	655	229	657	4
Non-owner occupied	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$839	$839	$325	$842	$6

Total impaired loans
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	81	37	-	38	1
Real estate - residential
Home equity lines	209	209	44	211	3
Other real estate - residential	1,346	1,264	52	1,229	10
Real estate - comercial
Owner occupied	6,458	6,420	229	6,475	61
Non-owner occupied	48	48	-	49	1
Consumer	24	12	-	13	-
Total	$8,166	$7,990	$325	$8,015	$76

Note 3 – Loans (continued)

Impaired Loans

As of and for the Six Months Ended June 30, 2014

(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	81	37	-	76	2
Real estate - residential
Home equity lines	160	160	-	161	3
Other real estate - residential	1,211	1,129	-	1,136	19
Real estate - comercial
Owner occupied	5,803	5,765	-	5,874	107
Non-owner occupied	48	48	-	50	9
Consumer	24	12	-	23	-
Total	$7,327	$7,151	$-	$7,320	$140

With an allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	-	-	-	-	-
Real estate - residential
Home equity lines	49	49	44	51	1
Other real estate - residential	135	135	52	135	2
Real estate - comercial
Owner occupied	655	655	229	662	10
Non-owner occupied	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$839	$839	$325	$848	$13

Total impaired loans
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	81	37	-	76	2
Real estate - residential
Home equity lines	209	209	44	212	4
Other real estate - residential	1,346	1,264	52	1,271	21
Real estate - comercial
Owner occupied	6,458	6,420	229	6,536	117
Non-owner occupied	48	48	-	50	9
Consumer	24	12	-	23	-
Total	$8,166	$7,990	$325	$8,168	$153

Note 3 – Loans (continued)

Impaired Loans

As of and for the Three Months Ended June 30, 2013

(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$21	$21	$-	$23	$-
Real estate - construction, land and land development
Acquistion, development, & construction	416	310	-	310	1
Other real estate - construction	1,392	1,200	-	1,484	6
Real estate - residential
Home equity lines	66	66	-	66	2
Other real estate - residential	2,041	1,963	-	2,025	11
Real estate - comercial
Owner occupied	4,869	4,833	-	4,883	48
Non-owner occupied	57	57	-	37	1
Consumer	40	29	-	40	-
Total	$8,902	$8,479	$-	$8,868	$69

With an allowance recorded:
Commercial and industrial	$24	$24	$24	$25	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	-	-	-	-	-
Real estate - residential
Home equity lines	16	16	7	17	-
Other real estate - residential	343	343	71	345	2
Real estate - comercial
Owner occupied	492	492	103	495	5
Non-owner occupied	195	180	20	195	-
Consumer	-	-	-	-	-
Total	$1,070	$1,055	$225	$1,077	$7

Total impaired loans
Commercial and industrial	$45	$45	$24	$48	$-
Real estate - construction, land and land development
Acquistion, development, & construction	416	310	-	310	1
Other real estate - construction	1,392	1,200	-	1,484	6
Real estate - residential
Home equity lines	82	82	7	83	2
Other real estate - residential	2,384	2,306	71	2,370	13
Real estate - comercial
Owner occupied	5,361	5,325	103	5,378	53
Non-owner occupied	252	237	20	232	1
Consumer	40	29	-	40	-
Total	$9,972	$9,534	$225	$9,945	$76

Note 3 – Loans (continued)

Impaired Loans

As of and for the Six Months Ended June 30, 2013

(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$21	$21	$-	$27	$-
Real estate - construction, land and land development
Acquistion, development, & construction	416	310	-	310	1
Other real estate - construction	1,392	1,200	-	1,081	12
Real estate - residential
Home equity lines	66	66	-	66	2
Other real estate - residential	2,041	1,963	-	2,014	20
Real estate - comercial
Owner occupied	4,869	4,833	-	4,916	95
Non-owner occupied	57	57	-	19	1
Consumer	40	29	-	41	-
Total	$8,902	$8,479	$-	$8,474	$131

With an allowance recorded:
Commercial and industrial	$24	$24	$24	$26	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	-	-	-	-	-
Real estate - residential
Home equity lines	16	16	7	17	-
Other real estate - residential	343	343	71	342	4
Real estate - comercial
Owner occupied	492	492	103	455	9
Non-owner occupied	195	180	20	195	-
Consumer	-	-	-	-	-
Total	$1,070	$1,055	$225	$1,035	$13

Total impaired loans
Commercial and industrial	$45	$45	$24	$53	$-
Real estate - construction, land and land development
Acquistion, development, & construction	416	310	-	310	1
Other real estate - construction	1,392	1,200	-	1,081	12
Real estate - residential
Home equity lines	82	82	7	83	2
Other real estate - residential	2,384	2,306	71	2,356	24
Real estate - comercial
Owner occupied	5,361	5,325	103	5,371	104
Non-owner occupied	252	237	20	214	1
Consumer	40	29	-	41	-
Total	$9,972	$9,534	$225	$9,509	$144

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

Note 3 – Loans (continued)

The following tables present a summary of current, past due and nonaccrual loans as of June 30, 2014 and December 31, 2013 by loan class:

Analysis of Current, Past Due and Nonaccrual Loans

As of June 30, 2014

(dollars in thousands)

	Accruing
	30-89 Days Past Due	90 Days or more Past Due	Nonaccrual	Total Past Due and Nonaccrual	Current and not Past Due or Nonaccrual	Total Loans
Commercial and industrial	$3	$-	$-	$3	$25,618	$25,621
Real estate - construction, land and land development	-
Acquistion, development, & construction	-	-	8	8	10,978	10,986
Other real estate - construction	49	-	-	49	52,044	52,093
Real estate - residential
Home equity lines	10	-	142	152	17,903	18,055
Other real estate - residential	4	-	244	248	45,964	46,212
Real estate - comercial
Owner occupied	569	-	701	1,270	60,829	62,099
Non-owner occupied	428	-	-	428	84,724	85,152
Consumer	20	-	12	32	4,071	4,103
Total	$1,083	$-	$1,107	$2,190	$302,131	$304,321

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

The following tables present the Bank’s loans classified as troubled debt restructurings by loan class as of June 30, 2014 and December 31, 2013:

As of June 30, 2014

(dollars in thousands)

	Number of Contracts	Accrual	Nonaccrual	Total Restructurings
Commercial and industrial	-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-
Other real estate - construction	-	-	-	-
Real estate - residential
Home equity lines	1	66	-	66
Other real estate - residential	9	892	-	892
Real estate - comercial
Owner occupied	11	5,153	328	5,481
Non-owner occupied	3	601	-	601
Consumer	-	-	-	-
Total	24	$6,712	$328	$7,040

Note 3 – Loans (continued)

As of December 31, 2013

(dollars in thousands)

	Number of Contracts	Accrual	Nonaccrual	Total Restructurings
Commercial and industrial	-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-
Other real estate - construction	-	-	-	-
Real estate - residential
Home equity lines	1	66	-	66
Other real estate - residential	10	925	-	925
Real estate - comercial
Owner occupied	13	5,302	473	5,775
Non-owner occupied	1	563	-	563
Consumer	-	-	-	-
Total	25	$6,856	$473	$7,329

At June 30, 2014 and December 31, 2013, there were no outstanding commitments to advance additional funds on troubled debt restructurings.

For the three months ended June 30, 2014, there were no newly restructured loans compared to one newly restructured loan which totaled $60,000 for the three months ended June 30, 2013. For the six months ended June 30, 2014, there was one newly restructured loan that occurred which totaled $17,500 compared to five newly restructured loans that occurred which totaled $854,000 for the six months ended June 30, 2013. The impact of these modifications was not material to the consolidated financial statements for the three months ended June 30, 2014 and 2013.

Loans receivable modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, for the six months ended June 30, 2014 and 2013, were $0 and $401,000, respectively.

Note 4 – Stock-Based Compensation

During the six months ended June 30, 2014 and 2013, the Company made restricted stock awards totaling 20,292 and 24,006, respectively. The awards granted in 2014 which vest fully at the end of three years totaled 15,698. The awards granted in 2014 which immediately vest totaled 4,594. The awards granted in 2013 which vest fully at the end of three years totaled 16,406. The awards granted in 2013 which vest fully at the end of five years totaled 7,600. The Company recorded restricted stock expense of $168,596 and $62,210 during the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014 and 2013, the Company recorded stock option expense of $44,372 and $47,362, respectively. The Company did not award any stock options during the six months ended June 30, 2014 and 2013. Future levels of compensation cost related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards.

Note 5 – Earnings Per Share

Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share include the effect of outstanding stock options. The following table is a reconciliation of the income amounts and common stock amounts utilized in computing the Company’s earnings per share for the periods then ended:

	For the Three Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$963	3,596,034	$0.27
Effect of stock options outstanding	-	34,946	-
Diluted EPS
Net income available to common shareholder	$963	3,630,980	$0.27

	For the Three Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$2,119	3,556,644	$0.60
Effect of stock options outstanding	-	32,069	(0.01)
Diluted EPS
Net income available to common shareholder	$2,119	3,588,713	$0.59

	For the Six Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$1,815	3,591,939	$0.51
Effect of stock options outstanding	-	33,380	(0.01)
Diluted EPS
Net income available to common shareholder	$1,815	3,625,319	$0.50

	For the Six Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$4,426	3,551,796	$1.25
Effect of stock options outstanding	-	26,744	(0.01)
Diluted EPS
Net income available to common shareholder	$4,426	3,578,540	$1.24

Note 5 – Earnings Per Share (continued)

For the three months ended June 30, 2014 and 2013, there were 43,521 and 47,365 outstanding stock options, respectively, that were antidilutive since the exercise price exceeded the average market price. For the six months ended June 30, 2014 and 2013, there were 43,521 and 106,483 outstanding stock options, respectively, that were antidilutive since the exercise price exceeded the average market price.

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

Level 1 – Valuations are readily obtainable because the assets and liabilities are traded on active exchange markets, such as the New York Stock Exchange. At June 30, 2014, the Company had no Level 1 assets.

Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets and valuations are based on observable market data in those markets. At June 30, 2014, the Company’s Level 2 assets included U.S. Government agency obligations, state and municipal bonds, mortgage-backed securities, corporate bonds, and mortgage loans held for sale.

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

Following is a description of valuation methodologies used for determining fair value for assets and liabilities:

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Periodically, management compares the fair values obtained through its pricing provider with another independent party to determine reliability. The Company classified $133.4 million and $158.4 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2 at June 30, 2014 and December 31, 2013, respectively.

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

Note 6 – Fair Value Measurement (continued)

Those impaired loans not requiring an allowance represent loans with respect to which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2014, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated selling costs. Impaired loans where an allowance is established based on the fair value of collateral, or those that have been charged down to the fair value of collateral, require classification in the fair value hierarchy. The fair value of the collateral is generally based on recent third party appraisals, tax valuations, or broker price opinions.

The appraisals may include adjustments by the appraisers for differences between approaches such as the comparable sales approach and the income approach.

As such, the Company records these collateral dependent impaired loans at fair value as nonrecurring Level 3. Collateral dependent impaired loans recorded at fair value totaled $1.1 million and $1.4 million at June 30, 2014 and December 31, 2013, respectively. Specific loan loss allowances for these impaired loans totaled $325,000 and $358,000 at June 30, 2014 and December 31, 2013, respectively.

Loans Held for Sale

Loans held for sale are carried at fair value on a recurring basis, as determined by outstanding commitments from third party investors (Level 2). The Company elected the fair value option for loans held for sale on July 1, 2012. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due, or on non-accrual as of June 30, 2014 and December 31, 2013. As of June 30, 2014 and December 31, 2013, the aggregate fair value of loans held for sale was $32.5 million and $31.3 million, respectively; the contractual balance including accrued interest was $31.6 million and $30.9 million, respectively.

Interest Rate Lock Commitments

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives (Level 2). Fair values of these mortgage derivatives are estimated based on their values at inception and changes in mortgage interest rates from the date the interest on the loan is locked. The fair value at inception and any changes in the fair values of these derivatives are included in mortgage banking activities. At June 30, 2014 and December 31, 2013, the interest rate lock commitments with a positive fair value totaled $204,000 and $39,000, respectively, and were recorded in other assets. The interest rate lock commitments with a negative fair value at June 30, 2014 and December 31, 2013 totaled $28,000 and $118,000, respectively, and were recorded in other liabilities.

The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund loans. Changes in the fair values of these derivatives are included in mortgage banking activities. At June 30, 2014 and December 31, 2013, the forward commitments for the interest rate lock commitments with a positive fair value totaled $28,000 and $118,000, respectively, and were recorded in other assets. The forward commitments for the interest rate lock commitments with a negative fair value at June 30, 2014 and December 31, 2013 totaled $204,000 and $39,000, respectively, and were recorded in other liabilities.

At June 30, 2014 and December 31, 2013, the forward commitments for loans held for sale with a positive fair value totaled $23,000 and $422,000, respectively, and were recorded in other assets. The forward commitments for loans held for sale with a negative fair value at June 30, 2014 and December 31, 2013 totaled $242,000 and $17,000, respectively, and were recorded in other liabilities.

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

Management may apply discount adjustments to the appraised value for estimated selling costs, information from comparable sales, and marketability of the property. As such, the Company records other real estate owned with subsequent write downs after transfer as nonrecurring Level 3. Other real estate owned that has had subsequent write-downs after transfer from loans to other real estate totaled $3.7 million and $3.6 million at June 30, 2014 and December 31, 2013, respectively.

The tables below present information as of June 30, 2014 and December 31, 2013 about assets and liabilities which are measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements at
	June 30, 2014, Using,
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(dollars in thousands)
U.S. Government and agency	$-	$42,504	$-	$42,504
Mortgage-backed - residential GSEs	-	60,787	-	60,787
State and municipal	-	27,395	-	27,395
Corporate bonds	-	2,696	-	2,696
Total	$-	$133,382	$-	$133,382

Loans held for sale	$-	$32,468	$-	$32,468
Derivative assets (1)	$-	$511	$-	$511
Derivative liabilities(1)	$-	$474	$-	$474

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

There were no transfers between Level 1, Level 2 or Level 3 during the first six months of 2014 or 2013.

Note 6 – Fair Value Measurement (continued)

Assets measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements at
	June 30, 2014, Using,
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(dollars in thousands)
Impaired loans, net of allowance
Commercial and industrial	$-	$-	$-	$-
Real estate - construction	-	-	37	37
Real estate - residential	-	-	122	122
Real estate - commercial	-	-	566	566
Consumer	-	-	9	9
Total impaired loans	$-	$-	$734	$734

Other real estate owned
Unimproved land	$-	$-	$406	$406
Real estate - residential	-	-	-	-
Real estate - commercial	-	-	3,288	3,288
Total other real estate owned	$-	$-	$3,694	$3,694

	Fair Value Measurements at
	December 31, 2013, Using,
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(dollars in thousands)
Impaired loans, net of allowance
Commercial and industrial	$-	$-	$-	$-
Real estate - construction	-	-	40	40
Real estate - residential	-	-	249	249
Real estate - commercial	-	-	701	701
Consumer	-	-	11	11
Total impaired loans	$-	$-	$1,001	$1,001

Other real estate owned
Unimproved land	$-	$-	$471	$471
Real estate - residential	-	-	144	144
Real estate - commercial	-	-	2,951	2,951
Total other real estate owned	$-	$-	$3,566	$3,566

Note 6 – Fair Value Measurement (continued)

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,059,000 with a valuation allowance of $325,000 at June 30, 2014, resulting in an additional provision for loan losses of $325,000 for the six months ended June 30, 2014. At December 31, 2013, impaired loans had a principal balance of $1,359,000 with a valuation allowance of $358,000, resulting in an additional provision for loan losses of $358,000 for the year ended December 31, 2013.

At June 30, 2014, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $4,758,000 with no valuation allowance and $150,000 in valuation adjustments for the six months ended June 30, 2014, resulting in a charge of $150,000 for the six months ended June 30, 2014. At December 31, 2013, other real estate owned had a net carrying amount of $4,897,000 with no valuation allowance and $896,000 in valuation adjustments, resulting in a charge of $896,000 for the year ended December 31, 2013.

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014 for collateral dependent impaired loans and other real estate owned:

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Real estate – construction	$37	Sales comparison	Management and appraiser adjustment for difference between comparable sales	44.30%	44.30%
Real estate – residential	122	Sales comparison	Management and appraiser adjustment for difference between comparable sales	14.60% - 94.00%	36.41%
Real estate - commercial	566	Sales comparison	Management and appraiser adjustment for difference between comparable sales	5.36% - 44.31%	16.42%
		Income approach	Capitalization rate	9.50%	9.50%
Consumer	9	NADA or third party valuation of underlying collateral	Management adjustment for comparable sales	51.09% - 100%	51.09%
Total	$734

Other real estate owned:
Unimproved land	$406	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%-35.42%	3.81%
Real estate - residential	-	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	0.00%
Real estate – commercial	3,288	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00% - 23.73%	14.03%
		Income approach	Capitalization rate	10.00%	10.00%
Total	$3,694

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

Note 6 – Fair Value Measurement (continued)

The carrying amount and estimated fair values of the Bank’s financial instruments at June 30, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements at
	June 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Financial assets:
Cash and due from banks	$15,495	$15,495	$-	$-	$15,495
Securities available for sale	133,382	-	133,382	-	133,382
Loans, net of allowance	298,767	-	-	299,549	299,549
Loans held for sale	32,468	-	32,468	-	32,468
Federal Home Loan Bank stock	1,482	N/A	N/A	N/A	N/A
Accrued interest receivable, loans	985	-	27	958	985
Accrued interest receivable, securities	694	-	694	-	694
Other derivative assets(1)	511	-	511	-	511

Financial liabilities
Time deposits	$145,756	$-	$146,694	$-	$146,694
Other deposits	270,389	270,389	-	-	270,389
Repurchase agreements	10,408	10,408	-	-	10,408
Short-term debt	22,600	22,600	-	-	22,600
Accrued interest payable, deposits	388	4	384	-	388
Accrued interest payable, short-term debt	6	6	-	-	6
Other derivative liabilities(1)	474	-	474	-	474

(1) This amount includes mortgage related interest rate lock commitments and commitments to sell.

Note 6 – Fair Value Measurement (continued)

	Fair Value Measurements at
	December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Financial assets:
Cash and due from banks	$16,828	$16,828	$-	$-	$16,828
Securities available for sale	158,439	-	158,439	-	158,439
Loans, net of allowance	269,390	-	-	271,112	271,112
Loans held for sale	31,298	-	31,298	-	31,298
Federal Home Loan Bank stock	1,606	N/A	N/A	N/A	N/A
Accrued interest receivable, loans	974	-	21	953	974
Accrued interest receivable, securities	880	-	880	-	880
Other derivative assets(1)	823	-	823	-	823

Financial liabilities
Time deposits	$152,484	$-	$153,411	$-	$153,411
Other deposits	267,221	267,221	-	-	267,221
Repurchase agreements	12,111	12,111	-	-	12,111
Short-term debt	22,200	22,200	-	-	22,200
Accrued interest payable, deposits	398	5	393	-	398
Accrued interest payable, short-term debt	6	6	-	-	6
Other derivative liabilities(1)	175	-	175	-	175

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

Following is an analysis of significant off-balance sheet financial instruments as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Commitments to extend credit	$86,324	$74,144
Standby letters of credit	894	472
Total	$87,218	$74,616

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

In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor. Based on these recourse provisions, the Bank has a recourse liability for mortgage loans sold. The following table presents the activity in the recourse liability for the three months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
	(dollars in thousands)
Beginning balance	$1,090	$772
Provision	250	250
Losses	(60)	(195)
Recoveries	-	-
Ending balance	$1,280	$827

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

Note 8 – Merger with State Bank Financial Corporation

On June 23, 2014, the Company and State Bank Financial Corporation (“State Bank”), the holding company for State Bank and Trust Company (“SBTC”), entered into an agreement and plan of merger (the “Merger Agreement”), which provides that, subject to the terms and conditions set forth in the Merger Agreement, State Bank will acquire the Company and its wholly-owned subsidiary, First Bank, in a cash and stock transaction with a purchase price of approximately $82 million, or $22.35 per share (the “Merger”). The transaction value at the time of the Merger may change due to fluctuations in the price of State Bank’s common stock. Please see Item 2. Merger with State Bank Financial Corporation for further details of this transaction.

Note 9 – Subsequent Events

In August 2011, First Bank of Georgia was sued in State Court by a subcontractor related to a residential development project foreclosed upon by First Bank of Georgia. The suit alleged various claims against First Bank of Georgia, all of which First Bank of Georgia denied. Following a mistrial in November 2012 where the jury failed to reach a verdict, a second trial in January 2013 resulted in a verdict against First Bank of Georgia in the amount of $597,500. First Bank of Georgia appealed this verdict.

In July 2014, the Georgia Court of Appeals reversed the judgment in favor of the plaintiff in the foregoing case and has, in rendering its judgment, refused to allow a new trial. The court found that the trial judge should have entered judgment in favor of First Bank of Georgia. The plaintiff may still appeal the decision of the Georgia Court of Appeals to the Georgia Supreme Court and seek a reversal of this decision, but it is not presently known whether the plaintiff will pursue this course.

The entire initial judgment amount was recorded as a contingent liability as of December 31, 2012 and 2013; therefore management does not expect that there will be any material adverse effects on GECR’s future consolidated financial position, results of operations or cash flows related to this litigation.

Note 10 – Impact of Other Recently Issued Accounting Standards

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies, but not specifically addressed in this report, are not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Georgia-Carolina Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia on January 31, 1997 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended. The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of First Bank of Georgia (the “Bank”), an independent, state-chartered commercial bank. The Bank operates three offices in Augusta, Georgia, two offices in Martinez, Georgia, one office in Evans, Georgia, and one office in Thomson, Georgia. The Bank opened the branch in Evans, Georgia in May 2013. The Bank also operates non-depository, mortgage origination offices in Augusta, Georgia and Savannah, Georgia. The Bank also has a mortgage production office in Aiken, South Carolina. The Bank is the parent company of Willhaven Holdings, LLC, which held certain other real estate of the Bank.

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

Merger with State Bank Financial Corporation

On June 23, 2014, the Company and State Bank Financial Corporation (“State Bank”), the holding company for State Bank and Trust Company (“SBTC”), entered into an agreement and plan of merger (the “Merger Agreement”), which provides that, subject to the terms and conditions set forth in the Merger Agreement, State Bank will acquire the Company and its wholly-owned subsidiary, First Bank, in a cash and stock transaction with a purchase price of approximately $82 million, or $22.35 per share (the “Merger”). The transaction value at the time of the Merger may change due to fluctuations in the price of State Bank’s common stock.

Subject to the terms and conditions of the Merger Agreement, each share of the Company’s common stock will be converted into the right to receive $8.85 in cash and a number of shares of State Bank common stock equal to an exchange ratio (described below), subject to the limitations that, if the aggregate value of the stock consideration is less than 40% of the aggregate merger consideration, the exchange ratio will be adjusted such that the aggregate stock consideration is at least 40% of the aggregate merger consideration. Cash will also be paid in lieu of fractional shares.

The exchange ratio will depend on the average closing price of State Bank’s common stock during the twenty trading day period ending five business days before the closing of the transaction (the “Final State Bank Price”). If the Final State Bank Price is above $14.00 but below $17.00, the exchange ratio will be equal to $13.50 divided by the Final State Bank Price. If the Final State Bank Price is at or above $17.00, the exchange ratio will be 0.794. If the Final State Bank Price is at or below $14.00, the exchange ratio will be 0.964.

At the effective time of the Merger, each option granted by the Company to purchase shares of the Company’s common stock will be cancelled immediately prior to completion of the Merger in exchange for a cash payment at closing equal to the product obtained by multiplying (1) the number of shares of the Company’s common stock underlying such person’s options by (2) the Per Share Purchase Price (as defined in the Merger Agreement) less the exercise price per share of such options, by entering into a Stock Option Cash-Out Agreement. In the event that the product obtained by the prior sentence is zero or a negative number, then the options will be cancelled for no consideration. Each option to acquire the Company’s common stock outstanding but unvested on the date of closing will be accelerated to vest prior to the closing of the Merger.

The boards of directors of the Company and State Bank have approved the Merger Agreement. The Merger Agreement and the transactions contemplated thereby are subject to the approval of the shareholders of the Company, regulatory approvals, and other customary closing conditions. The Merger Agreement provides certain termination rights for both the Company and State Bank, and further provides that upon termination of the Merger Agreement under certain circumstances, the Company will be obligated to pay State Bank a termination fee of $4,500,000. In addition, either the Company or State Bank can terminate the Merger Agreement if the Merger has not been closed by February 28, 2015, if the failure to close is not caused by the breach of the Merger Agreement by the party electing to terminate.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed June 26, 2014 with the Securities and Exchange Commission (the “SEC”).

The Merger is expected to be consummated early in the first quarter of 2015.

  Additional Information About the Merger and Where to Find It

In connection with the proposed merger transaction, State Bank will file a registration statement on Form S-4 with the SEC to register State Bank’s shares that will be issued to the Company’s shareholders in connection with the transaction. The registration statement will include a proxy statement of the Company and a prospectus of State Bank, as well as other relevant documents concerning the proposed transaction. The registration statement and the proxy statement/prospectus to be filed with the SEC related to the proposed transaction will contain important information about the Company, State Bank and the proposed transaction and related matters. WE URGE SECURITY HOLDERS TO READ THE REGISTRATION STATEMENT AND PROXY/PROSPECTUS WHEN IT BECOMES AVAILABLE (AND ANY OTHER DOCUMENTS FILED WITH THE SEC IN CONNECTION WITH THE TRANSACTION OR INCORPORATED BY REFERENCE INTO THE REGISTRATION STATEMENT AND PROXY/PROSPECTUS) BECAUSE THOSE DOCUMENTS WILL CONTAIN IMPORTANT INFORMATION. Security holders may obtain free copies of these documents and other documents filed with the SEC on the SEC’s website at http://www.sec.gov. Security holders may obtain free copies of the documents filed with the SEC by the Company at its website at https://www.firstbankofga.com (which website is not incorporated herein by reference) or by contacting Thomas J. Flournoy by telephone at 706.731.6622. Security holders may also obtain free copies of the documents filed with the SEC by State Bank at its website at http://www.statebt.com (which website is not incorporated herein by reference) or by contacting Jeremy Lucas by telephone at 404.239.8626.

  Participants in this Transaction

The Company, State Bank and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of the Company in connection with the proposed merger. Information regarding these persons who may, under the rules of the SEC, be considered participants in the solicitation of shareholders in connection with the proposed merger will be provided in the proxy statement/prospectus described above when it is filed with the SEC. Additional information regarding each of the Company’s and State Bank’s respective directors and executive officers, including shareholdings, is included in the Company’s definitive proxy statement for 2014, which was filed with the SEC on April 14, 2014, and State Bank’s definitive proxy statement for 2014, which was filed with the SEC on April 11, 2014. You can obtain free copies of this document from the Company or State Bank, respectively, using the contact information above.

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

Results of Operations

Overview

The Company’s net income was $963,000 for the quarter ended June 30, 2014, compared to $2,119,000 for the second quarter of 2013, a decrease of 54.6%. The Company’s net income was $1,815,000 for the six months ended June 30, 2014, compared to net income of $4,426,000 for the six months ended June 30, 2013, a decrease of 59.0%. The decrease in net income for the quarter and six month period was primarily due to a decline in mortgage banking activity, a decline in other income, and lower negative loan loss provision which were slightly offset by higher net interest income. The increase in net interest income was due to an increase in interest income on loans coupled with a slight decrease in cost of funds. Both basic and diluted earnings per share were $0.27 for the quarter ended June 30, 2014 compared to $0.60 and $0.59, respectively for the quarter ended June 30, 2013. Basic and diluted earnings per share were $0.51 and $0.50, respectively for the six months ended June 30, 2014, compared to $1.25 and $1.24, respectively for the six months ended June 30, 2013.

The Company’s return on average assets on an annualized basis was 0.75% for the quarter ended June 30, 2014, compared to 1.73% for the quarter ended June 30, 2013. The Company’s return on average equity on an annualized basis for the quarter ended June 30, 2014 was 6.34% compared to 14.26% for the quarter ended June 30, 2013. The Company’s return on average assets on an annualized basis was 0.71% for the six months ended June 30, 2014, compared to 1.83% for the six months ended June 30, 2013. The Company’s return on average equity on an annualized basis for the six months ended June 30, 2014 was 6.11% compared to 15.28% for the six months ended June 30, 2013.

Interest Income

Interest income for the quarter ended June 30, 2014 and 2013 was $4,799,000 and $4,576,000, respectively, which was an increase of $223,000 (4.9%). Interest income for the six months ended June 30, 2014 and 2013 was $9,409,000 and $9,096,000, respectively, which was an increase of $313,000 (3.4%). The Bank experienced increased loan demand during the fourth quarter of 2013 and through the first half of 2014, resulting in growth in volume to offset the overall decline in yield since last year. Therefore, interest and fees on loans are up for both the quarter and six months ended June 30, 2014 compared to the six months ended June 30, 2013. Due to increased loan demand, the Bank sold $28.9 million of investment securities during the first half of 2014 at a small gain of $51,000. The securities portfolio decreased $19.3 million (12.6%) since June 30, 2013, and the portfolio decreased $25.1 million (15.8%) when compared to December 31, 2013. Net loans, including loans held for sale, were $331,235,000 at June 30, 2014 compared to $300,688,000 at December 31, 2013 and $293,139,000 at June 30, 2013. The overall yield on earning assets decreased slightly from 4.04% to 4.02%, comparing the first six months of 2013 to the first six months of 2014. However, earning asset yield increased from 4.01% for the three months ended June 30, 2013 to 4.03% for the second quarter of 2014.

Interest Expense

Interest expense for the quarter ended June 30, 2014 and 2013 was $450,000 and $545,000, respectively, which was a decrease of $95,000 (17.4%). Interest expense for the six months ended June 30, 2014 and 2013 was $911,000 and $1,114,000, respectively, which was a decrease of $203,000 (18.2%). The Company has experienced a decline in interest expense primarily due to the downward repricing in interest rates paid on deposits, as well as a continued shift in the mix of interest-bearing deposits from higher rate time deposits to non-interest bearing demand deposits and lower rate accounts such as NOW and money market accounts June 30, 2014.

The Company’s cost of interest-bearing liabilities declined from 0.61% for the second quarter of 2013 to 0.49% for the second quarter of 2014. The Company’s cost of interest-bearing liabilities declined from 0.63% for the first six months of 2013 to 0.50% for the first six months of 2014.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $4,349,000 and $4,031,000 for the three months ended June 30, 2014 and 2013, respectively, which was an increase of $318,000 (7.9%). Net interest income was $8,498,000 and $7,982,000 for the six months ended June 30, 2014 and 2013, respectively, which was an increase of $516,000 (6.5%). The annualized net interest margin was 3.69% and 3.60% for the quarter ended June 30, 2014 and 2013, respectively. The annualized net interest margin was 3.66% and 3.61% for the six months ended June 30, 2014 and 2013, respectively.

As noted above, the increase in net interest income for the quarter and year to date compared to the same periods in the prior year was the result of an increase in interest income on loans and securities, combined with a decline in interest expense due to lower cost of interest-bearing deposits.

Interest-earning assets were $476,006,000 at June 30, 2014 compared to $458,426,000 at June 30, 2013, an increase of $17,580,000 (3.8%). Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total gross loans, including loans held for sale, were $336,527,000 at June 30, 2014 compared to $298,100,000 at June 30, 2013, an increase of $38,427,000 (12.8%). Mortgage loans held for sale totaled $32,468,000 and $34,480,000 at June 30, 2014 and 2013, respectively, a decrease of $2,012,000 (5.8%). Securities available-for-sale were $133,382,000 at June 30, 2014, compared to $152,634,000 at June 30, 2013, a decrease of $19,252,000 (12.6%). Interest bearing deposits with banks totaled $6,097,000 and $7,692,000 at June 30, 2014 and 2013, respectively, a decrease of $1,595,000 (20.7%). Interest-bearing customer deposits were $338,336,000 at June 30, 2014 compared to $354,727,000 at June 30, 2013, a decrease of $16,391,000 (4.6%). Noninterest-bearing customer deposits were $77,809,000 at June 30, 2014 compared to $70,247,000 at June 30, 2013, an increase of $7,562,000 (10.7%).

Provision for Loan Losses

Throughout 2013 and 2014, the Bank has continued to experience net recoveries instead of net charge offs, as well as an overall improvement in the quality of the loan portfolio. This resulted in a negative provision to the allowance for loan losses for the second quarter of 2014 and 2013. During the second quarter of 2014, net recoveries declined slightly, and the balance of the loan portfolio increased when compared to the second quarter of 2013. The Bank recorded a negative provision for loan losses of $429,000 for the three months ended June 30, 2014 compared to a negative provision of $1,200,000 for the three months ended June 30, 2013, a decrease of $771,000. The Bank recorded a negative provision for loan losses of $651,000 for the six months ended June 30, 2014 compared to a negative provision of $1,802,000 for the six months ended June 30, 2013, a decrease of $1,151,000. The negative provision was the result of decreasing historical loss rates, management’s detailed review of the Bank’s loan portfolio, the level of the Bank’s non-performing loans, net recoveries for the three and six months ended June 30, 2014, and decreasing loan delinquencies.

Non-performing loans to total loans, excluding loans held for sale, was 0.36% at June 30, 2014 compared to 0.70% at December 31, 2013 and 1.50% at June 30, 2013. As shown in the non-performing assets section below, the Bank has experienced a decrease of $817,000 and $2,854,000 in non-accrual loans compared to December 31, 2013 and June 30, 2013, respectively. Total non-performing assets to total assets ratio has also continued to decrease. The ratio of non-performing assets to total assets was 1.74%, 1.32% and 1.13% as of June 30, 2013, December 31, 2013 and June 30, 2014, respectively. Each loan that the Bank deems impaired is subject to an analysis consisting of an evaluation of the underlying collateral and/or expectation of future cash flows to determine impairment and, if necessary, a specific allowance for loan losses reserve is established. The Bank’s specific reserve was $325,000 at June 30, 2014 compared to $225,000 at June 30, 2013, an increase of $100,000 (44.4%). The ratio of the allowance for loan losses to total loans, excluding loans held for sale, decreased to 1.74% at June 30, 2014 from 1.95% at December 31, 2013, and 1.88% at June 30, 2013. The Bank experienced a net recovery of $389,000 for the second quarter of 2014 compared to net recoveries of $671,000 for the second quarter of 2013, resulting in annualized net charge-off ratios of (-0.52%) and (-1.02%), respectively. The Bank experienced a net recovery of $586,000 for the six months ended June 30, 2014 compared to net recoveries of $809,000 for the six months ended June 30, 2013, resulting in annualized net charge-off ratios of (-0.42%) and (-0.62%), respectively. Although the Bank’s annualized net charge-off ratios have improved in the last two years, the improved performance of the Bank’s loan portfolio is not necessarily indicative of future performance. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-interest Income

Non-interest income for the three months ended June 30, 2014 and 2013 was $2,671,000 and $3,801,000, respectively, a decrease of $1,130,000 (29.7%). Service charges on deposit accounts were $350,000 and $390,000 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $40,000 (10.3%). Mortgage banking activities resulted in income of $1,821,000 and $2,693,000 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $872,000 (32.4%). Loans sold in the secondary market for the three months ended June 30, 2014 and 2013 were $75,698,000 and $97,456,000, respectively. Substantially all loans originated by the mortgage division are sold in the secondary market with servicing rights released. There has been a decrease in the volume of loans sold when compared to 2013; however, the yields have increased slightly. Industry wide, mortgage banking activities have decreased. Other income was $473,000 and $626,000 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $153,000 (24.4%). The decrease is mainly due to the recovery of legal expenses of $175,000 received in 2013.

Non-interest income for the six months ended June 30, 2014 and 2013 was $4,939,000 and $7,590,000, respectively, a decrease of $2,651,000 (34.9%). Service charges on deposit accounts were $693,000 and $760,000 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $67,000 (8.8%). Mortgage banking activities resulted in income of $3,246,000 and $4,697,000 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $1,451,000 (30.9%). Loans sold in the secondary market for the six months ended June 30, 2014 and 2013 were $140,866,000 and $204,541,000, respectively. As noted above, while there has been a decrease in the volume of loans sold when compared to 2013, but the yields have increased. Other income was $875,000 and $1,883,000 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $1,008,000 (53.5%). The decrease is mainly due to death insurance benefits from a Bank owned life insurance policy of $806,000 and the previously mentioned recovery of legal expenses of $175,000, both received in 2013.

Non-interest Expense

Non-interest expense for the three months ended June 30, 2014 and 2013 was $6,130,000 and $5,868,000, respectively, an increase of $262,000 (4.5%). Salary and employee benefit costs were $3,325,000 and $3,291,000 for the three months ended June 30, 2014 and 2013, respectively, an increase of $34,000 (1.0%). The increase was primarily due to annual performance incentives and normal salary increases, including an increase in salary expense due to the new Evans, Georgia branch which opened in May 2013, offset by decreases in incentives for mortgage due to decreased volume. Occupancy expense increased $27,000 (7.4%) from $367,000 to $394,000 comparing the three months ended June 30, 2013 and 2014, respectively. OREO expense decreased $334,000 (61.5%) from $543,000 to $209,000 comparing the three months ended June 30, 2013 and June 30, 2014, respectively. This decrease was due to a decrease in required valuation adjustments and other real estate expenses. Other non-interest expense for the three months ended June 30, 2014 increased by $535,000 (32.1%) to $2,202,000 from $1,667,000 for the three months ended June 30, 2013. This increase was primarily due to Company expenses of $550,000 related to the agreement and plan of merger with State Bank.

Non-interest expense for the six months ended June 30, 2014 and 2013 was $11,624,000 and $11,081,000, respectively, an increase of $543,000 (4.9%). Salary and employee benefit costs were $6,652,000 and $6,365,000 for the six months ended June 30, 2014 and 2013, respectively, an increase of $287,000 (4.5%). As noted above, the increase was primarily due to annual performance incentives and normal salary increases, including an increase in salary expense due to the new Evans, Georgia branch which opened in May 2013, offset by decreases in incentives for mortgage due to decreased volume. Occupancy expense increased $40,000 (5.4%) from $735,000 to $775,000 comparing the six months ended June 30, 2013 and 2014, respectively. OREO expense decreased $324,000 (46.2%) from $702,000 to $378,000 comparing the six months ended June 30, 2013 and June 30, 2014, respectively. This decrease was due to a decrease in required valuation adjustments and other real estate expenses. Other non-interest expense for the six months ended June 30, 2014 increased by $540,000 (16.5%) to $3,819,000 from $3,279,000 for the six months ended June 30, 2013. As noted above, this increase is mainly due to the expenses incurred for the plan of merger with State Bank.

Income Taxes

The Company recorded income tax expense of $356,000 and $1,045,000 for the three months ended June 30, 2014 and 2013, respectively. The decrease in 2014 resulted from the decrease in net income before taxes. The effective tax rate was 27.0% and 33.0% for the three months ended June 30, 2014 and 2013, respectively.

The Company recorded income tax expense of $649,000 and $1,867,000 for the six months ended June 30, 2014 and 2013, respectively. The decrease in 2014 resulted from the decrease in net income before taxes. The effective tax rate was 26.3% and 29.7% for the six months ended June 30, 2014 and 2013, respectively.

The effective tax rate for the Company has declined in 2014 due to increased non-taxable security and bank-owned life insurance premium income.

Financial Condition

Overview

Total consolidated assets at June 30, 2014 were $518,876,000, an increase of $2,378,000 (0.5%) from December 31, 2013 total consolidated assets of $516,498,000. Cash and due from banks totaled $15,495,000 at June 30, 2014, and $16,828,000 at December 31, 2013, a decrease of $1,333,000 (7.9%). Investments in securities at June 30, 2014 were $133,382,000 compared to $158,439,000 at December 31, 2013, a decrease of $25,057,000 (15.8%). Gross loans, excluding loans held for sale, were $304,059,000 at June 30, 2014, an increase of $29,312,000 (10.7%) from $274,747,000 at December 31, 2013. The Bank experienced an increase in loan demand beginning in the fourth quarter of 2013 and continuing through the second quarter of 2014. As previously noted, the Bank sold some securities during the first half of 2014 to manage the increased loan demand and to improve yields on interest earning assets. Loans held for sale increased $1,170,000 (3.7%) from $31,298,000 at December 31, 2013 to $32,468,000 at June 30, 2014. Demand for mortgage loans began to decrease somewhat during the second half of 2013 and through the first quarter of 2014. This industry wide decreased demand was driven mostly by an increasing rate environment coupled with certain regulatory changes related to qualified mortgages. During the second quarter of 2014, the demand for mortgage loans began to increase as reflected with the slight increase in the balance when compared to year end. Cash and due from banks at June 30, 2014 and December 31, 2013 included $50,000 and $1,300,000, respectively, of interest-bearing balances with the Federal Reserve Bank, at a minimal interest rate. This was included in interest-earning assets. Other assets decreased $1,418,000 (18.1%) mainly due to a decrease of $966,000 in deferred tax assets driven by changes in the fair value of securities available for sale, and a decrease of $310,000 in the derivatives recorded for the forward commitments for loans held for sale and interest rate lock commitments.

Total deposits at June 30, 2014 were $416,145,000, a decrease of $3,560,000 (0.8) from the December 31, 2013 balance of $419,705,000. Interest-bearing customer deposits at June 30, 2014 were $338,336,000, a decrease of $4,622,000 (1.3%) from the December 31, 2013 balance of $342,958,000. Total time deposits, including brokered and wholesale, decreased $6,728,000 (4.41%). Money market accounts decreased $217,000 (0.3%) and NOW and savings accounts increased $2,323,000 (2.0%). Non-interest bearing deposits increased $1,062,000 (1.4%) from $76,747,000 at December 31, 2013 to $77,809,000 at June 30, 2014. The Bank’s repurchase agreements totaled $10,408,000 at June 30, 2014, a decrease of $1,703,000 (14.1%) from the December 31, 2013 balance of $12,111,000.

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

The composition of non-performing assets for each reportable date is shown in the table below.

	June 30, 2014	December 31, 2013	June 30, 2013
	(dollars in thousands)
Non-accrual loans	$1,107	$1,924	$3,961
Other real estate owned	4,758	4,897	4,702
	$5,865	$6,821	$8,663

The Bank’s non-accrual loans decreased $817,000 (42.5%) during the first six months of 2014. This decrease is due to various factors, including minimal charge-offs and transfers to OREO as well as pay-downs and movement to accrual status. The Bank’s OREO decreased $139,000 (2.8%) during that same period. Since June 30, 2013, non-accrual loans have decreased $2,854,000 (72.1%) and OREO slightly increased $56,000 (1.2%). The ratio of non-performing assets to total loans and OREO, excluding loans held for sale, was 1.90% at June 30, 2014, 2.44% at December 31, 2013, and 3.23% at June 30, 2013. The continued reduction and disposition of non-performing assets is a management priority.

Troubled Debt Restructurings

As of June 30, 2014, the Bank had 24 loans totaling $7,040,000 classified as troubled debt restructurings. As of December 31, 2013, the Bank had 25 loans totaling $7,329,000 classified as troubled debt restructurings. Included in troubled debt restructurings were loans totaling $328,000 and $473,000 on nonaccrual as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, no loans classified as troubled debt restructurings were in default. As of June 30, 2013, two loans totaling $554,000 classified as a troubled debt restructuring were in default.

Allowance for Loan Losses

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of probable risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” The allowance for loan losses was $5,292,000, $5,357,000, and $4,961,000 as of June 30, 2014, December 31, 2013, and June 30, 2013, respectively. The slight decrease of $65,000 from December 31, 2013 to June 30, 2014 is the result of several factors, including improving historical loss ratios and improving credit quality. The Bank also experienced net recoveries of $586,000 during the six months ended June 30, 2014 as noted in the provision for loan losses discussion above. The ratio of the allowance for loan losses to total loans, excluding loans held for sale, decreased to 1.74% at June 30, 2014 from 1.95% at December 31, 2013, and 1.88% at June 30, 2013. For the three months ended June 30, 2014, there was a net recovery of 0.52% annualized compared to net recoveries of 1.02% annualized for the same period in 2013. For the six months ended June 30, 2014, there was a net recovery of 0.42% annualized compared to net recoveries of 0.62% annualized for the same period in 2013. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at June 30, 2014 was 32.2% compared to 38.4% at December 31, 2013.

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

The table below reflects the Bank’s current regulatory capital ratios, including comparisons to December 31, 2013 and current regulatory minimums:

	June 30, 2014	December 31, 2013	Minimum Regulatory Requirement
Total risk-based capital ratio	16.18%	17.25%	8.00%
Tier 1 risk-based capital ratio	14.93%	15.99%	4.00%
Tier 1 leverage ratio	11.77%	11.93%	4.00%

On July 28, 2014, the Company declared a cash dividend of $0.045 per share of common stock to all shareholders of record as of August 12, 2014, payable on August 19, 2014.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2014 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management has developed and implemented policies and procedures for reviewing disclosure controls and procedures and internal control over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2014 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

2.1

Agreement and Plan of Merger, dated as of June 23, 2014, by and between State Bank Financial Corporation and Georgia-Carolina Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K filed on June 24, 2014).

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

10.1

Separation Agreement by and between First Bank of Georgia and Remer Y. Brinson, III, dated June 23, 2014 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 24, 2014).

10.2

Offer Letter by and among, First Bank of Georgia, State Bank Financial Corporation and Remer Y. Brinson, III, dated June 23, 2014 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 24, 2014).

10.3	Bonus Award Agreement between First Bank of Georgia and Remer Y. Brinson, III, dated June 23, 2014 (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 24, 2014).

10.4

Amendment to Severance Protection Agreement between First Bank of Georgia and Remer Y. Brinson, III, dated June 19, 2014 (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed on June 24, 2014).

10.5

Amendment to Severance Protection Agreement between First Bank of Georgia and Thomas J. Flournoy, dated June 19, 2014 (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 8-K filed on June 24, 2014).

10.6

Amendment to Supplemental Executive Retirement Plan between First Bank of Georgia and Remer Y. Brinson, effective June 24, 2014 (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 8-K filed on June 24, 2014)..

31.1^	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Support Agreement (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed on June 24, 2014).

101.INS*^	XBRL Instance Document.

101.SCH*^	XBRL Taxonomy Extension Schema Document.

101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document.

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

GEORGIA-CAROLINA BANCSHARES, INC.

August 8, 2014	By:	/s/ Remer Y. Brinson, III
Remer Y. Brinson, III
President and Chief Executive Officer (principal executive officer)

August 8, 2014	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1^	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2^	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS*^	XBRL Instance Document

Exhibit 101.SCH*^	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document

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