Form 10-Q
period 2014-09-30
Georgia-Carolina Bancshares, Inc
filed 2014-11-07
CIK 1044082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2014
Common Stock, $.001 Par Value	3,596,046 shares

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

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Financial Condition

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$26,881	$16,828
Securities available-for-sale	134,019	158,439

Loans	302,976	274,747
Allowance for loan losses	(5,256)	(5,357)
Loans, net	297,720	269,390

Loans held for sale at fair value	29,694	31,298
Bank-owned life insurance	15,284	14,834
Bank premises and equipment, net	9,244	9,512
Accrued interest receivable	1,729	1,854
Other real estate owned, net	4,738	4,897
Federal Home Loan Bank stock	465	1,606
Other assets	5,807	7,840
Total assets	$525,581	$516,498

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$84,693	$76,747
Interest-bearing:
NOW accounts	63,106	59,661
Money market accounts	76,908	74,056
Savings	56,777	56,757
Time deposits less than $100,000	51,360	54,859
Time deposits $100,000 or greater	71,818	72,637
Brokered and wholesale deposits	20,661	24,988
Total deposits	425,323	419,705

Short-term debt	-	22,200
Repurchase agreements	30,206	12,111
Other liabilities	7,108	5,593
Total liabilities	462,637	459,609

Shareholders’ equity
Preferred stock, par value $.001; 1,000,000 shares authorized; none issued	-	-
Common stock, par value $.001; 9,000,000 shares authorized; 3,596,046 and 3,572,204 shares issued and outstanding, respectively	4	4
Additional paid-in capital	16,532	16,192
Retained earnings	47,484	44,758
Accumulated other comprehensive income/(loss)	(1,076)	(4,065)
Total shareholders’ equity	62,944	56,889

Total liabilities and shareholders’ equity	$525,581	$516,498

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Income

(Unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$4,177	$3,795	$12,033	$11,465
Interest on taxable securities	549	635	1,793	1,784
Interest on nontaxable securities	148	143	449	386
Other interest income	6	8	14	42
Total interest income	4,880	4,581	14,289	13,677

Interest expense
Interest on NOW, money market, and savings deposits	127	130	379	422
Interest on time deposits less than $100,000	104	125	323	389
Interest on time deposits $100,000 or greater	143	169	434	509
Interest on brokered and wholesale deposits	48	84	157	292
Interest on funds purchased and other borrowings	22	4	62	14
Total interest expense	444	512	1,355	1,626

Net interest income	4,436	4,069	12,934	12,051

Provision (recapture) for loan losses	(146)	15	(797)	(1,787)

Net interest income after provision for loan losses	4,582	4,054	13,731	13,838

Non-interest income
Service charges on deposits	367	414	1,060	1,174
Mortgage banking activities	1,972	1,765	5,218	6,462
Net gains (losses) on sales of other real estate	4	22	78	181
Net gains on securities available for sale	2	-	53	91
Other	1,224	503	2,099	2,386
Total non-interest income	3,569	2,704	8,508	10,294

Non-interest expense
Salaries and employee benefits	3,434	3,299	10,086	9,664
Occupancy expenses	395	387	1,170	1,122
Other real estate owned expenses	287	351	665	1,053
Other	1,713	1,596	5,532	4,875
Total non-interest expense	5,829	5,633	17,453	16,714

Income before income taxes	2,322	1,125	4,786	7,418

Income tax expense	926	282	1,575	2,149

Net income	$1,396	$843	$3,211	$5,269

Earnings per common share
Basic	$0.39	$0.24	$0.89	$1.48
Diluted	$0.38	$0.23	$0.88	$1.47

Dividends per common share	$0.045	$0.045	$0.135	$0.130

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$1,396	$843	$3,211	$5,269

Other comprehensive income (loss):

Unrealized holding gain (loss) arising during the period	16	(880)	4,448	(6,379)
Tax effect of unrealized holding (gain) loss	(4)	282	(1,423)	2,117
Reclassification for gain included in net income	(2)	-	(53)	(91)
Tax effect of gain included in net income	-	-	17	31
Total other comprehensive income (loss)	10	(598)	2,989	(4,322)

Comprehensive income	$1,406	$245	$6,200	$947

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders' Equity

(Unaudited)

(dollars in thousands except share data)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 1, 2013	3,528,296	$4	$15,687	$39,177	$1,457	$56,325
Net income	-	-	-	5,269	-	5,269
Other comprehensive loss	-	-	-	-	(4,322)	(4,322)
Stock-based compensation expense	-	-	70	-	-	70
Issuance of restricted stock for compensation	24,006	-	97	-	-	97
Issuance of stock for directors' fees	12,944	-	188	-	-	188
Dividends	-	-	-	(462)	-	(462)
Balance at September 30, 2013	3,565,246	$4	$16,042	$43,984	$(2,865)	$57,165

Balance at January 1, 2014	3,572,204	$4	$16,192	$44,758	$(4,065)	$56,889
Net income	-	-	-	3,211	-	3,211
Other comprehensive income	-	-	-	-	2,989	2,989
Stock-based compensation expense	-	-	66	-	-	66
Issuance of restricted stock for compensation	20,292	-	224	-	-	224
Issuance of stock for directors' fees	3,550	-	50	-	-	50
Dividends	-	-	-	(485)	-	(485)
Balance at September 30, 2014	3,596,046	$4	$16,532	$47,484	$(1,076)	$62,944

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$3,211	$5,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	461	449
Provision (recapture) for loan losses	(797)	(1,787)
Write-downs of other real estate owned	199	469
Net gains on sale of other real estate owned	(78)	(181)
(Gain) loss on sale of equipment	(1)	5
Net gains on securities available for sale	(53)	(91)
Gain on bank-owned life insurance	-	(806)
Mortgage banking activities	(5,218)	(6,462)
Proceeds from sale of loans held for sale	245,863	311,291
Originations of loans held for sale	(239,041)	(284,091)
Increase in cash value of bank-owned life insurance	(450)	(317)
Stock-based compensation expense	290	167
Stock issued for directors' fees	50	189
Deferred income taxes	23	(230)
(Increase) decrease in accrued interest receivable	125	(80)
Decrease in other assets	524	1,473
Increase in accrued interest payable	-	73
Increase in other liabilities	1,515	2,708
Net cash provided by operating activities	6,623	28,048

Cash flows from investing activities
Loan originations and collections, net	(27,801)	3,216
Purchases of available-for-sale securities	(14,007)	(63,025)
Proceeds from maturities and calls of available-for-sale securities	12,532	20,099
Proceeds from sales of available-for-sale securities	30,344	12,735
Proceeds from redemption of FHLB stock	1,141	1,168
Proceeds from sale of other real estate owned	306	1,259
Proceeds from bank-owned life insurance death benefit	-	1,421
Purchase of bank-owned life insurance	-	(5,000)
Net additions to bank premises and equipment	(113)	(1,098)
Net cash provided by (used in) investing activities	2,402	(29,225)

Cash flows from financing activities
Net increase in deposits	5,618	12,423
Net proceeds (repayments) of short-term borrowings	(22,200)	(25,028)
Increase in repurchase agreements	18,095	2,935
Cash dividends paid	(485)	(462)
Net cash provided by (used in) financing activities	1,028	(10,132)

Net increase (decrease) in cash and due from banks	10,053	(11,309)

Cash and due from banks at beginning of the period	16,828	30,279
Cash and due from banks at end of the period	$26,881	$18,970

See notes to the consolidated financial statements.

Supplemental Consolidated Cash Flow Information

The Bank had the following significant transactions during the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
	(dollars in thousands)
Supplemental cash flow information:
Interest received	$14,414	$13,597
Interest paid	1,355	1,553
Income taxes paid	1,500	2,350

Supplemental noncash information:
Transfers from loans to other real estate owned	268	807
Unrealized gain (loss) on securities, net of tax	$2,989	$(4,322)

See notes to the consolidated financial statements.

GEORGIA-CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

September 30, 2014

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

The consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

Note 2 – Investment Securities

The amortized cost and fair value amounts of securities owned as of September 30, 2014 and December 31, 2013 are shown below:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	$44,950	$27	$(1,585)	$43,392
Mortgage-backed	60,833	537	(762)	60,608
State and municipal	27,072	610	(373)	27,309
Corporate bonds	2,747	-	(37)	2,710

Total	$135,602	$1,174	$(2,757)	$134,019

Note 2 – Investment Securities (continued)

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	$61,486	$146	$(3,351)	$58,281
Mortgage-backed	66,095	558	(1,921)	64,732
State and municipal	32,088	255	(1,592)	30,751
Corporate bonds	4,749	25	(99)	4,675

Total	$164,418	$984	$(6,963)	$158,439

The amortized cost and fair value of securities as of September 30, 2014 by contractual maturity are as follows. Actual maturities may differ from contractual maturities in mortgage-backed securities, as the mortgages underlying the securities may be called or prepaid without penalty; therefore, these securities are not included in the maturity categories in the following maturity summary.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
	(dollars in thousands)

Less than one year	$8,725	$8,278
One to five years	21,756	21,731
Five to ten years	30,971	30,364
Over ten years	13,317	13,038
Mortgage-backed securities	60,833	60,608
Total	$135,602	$134,019

Securities with a carrying amount of approximately $80.0 million and $64.1 million were pledged to secure public deposits and for other purposes at September 30, 2014 and December 31, 2013, respectively.

During the nine months ended September 30, 2014, the Bank sold $30.3 million in securities available-for-sale, realizing gains of $374,500 and losses of $297,800 for a net gain of $76,700. During the nine months ended September 30, 2013, the Bank sold $12.7 million in securities available-for-sale, realizing gains of $158,000 and losses of $74,400 for a net gain of $83,600.

For the nine months ended September 30, 2014 and 2013, the Bank reclassified $53,000 and $91,000, respectively, in gains from accumulated other comprehensive income to gain on sale of securities. The tax effect of $17,000 and $31,000 was included in income tax expense for the nine months ended September 30, 2014 and 2013, respectively.

Note 2 – Investment Securities (continued)

Information pertaining to securities with gross unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2014
	Less than Twelve Months			Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	3	$6,357	$(33)	20	$30,994	$(1,552)
Mortgage-backed	5	5,547	(34)	17	25,068	(728)
State and municipal	4	1,846	(9)	20	8,370	(364)
Corporate bonds	1	741	(6)	2	1,968	(31)

Total	13	$14,491	$(82)	59	$66,400	$(2,675)

	December 31, 2013
	Less than Twelve Months			Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities available-for-sale:
U.S. Government and agency	23	$34,142	$(1,911)	7	$11,759	$(1,440)
Mortgage-backed	31	40,852	(1,744)	3	5,294	(177)
State and municipal	41	19,934	(1,156)	8	3,028	(436)
Corporate bonds	4	3,487	(99)	-	-	-

Total	99	$98,415	$(4,910)	18	$20,081	$(2,053)

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

At September 30, 2014 and December 31, 2013, the gross unrealized losses in securities available-for-sale are primarily the result of changes in market interest rates and not related to the credit quality of the underlying issuer. All of the securities are U.S. agency debt securities, corporate bonds, mortgage-backed securities backed by government-sponsored entities, and municipal securities. Management has determined that no declines in market value are deemed to be other than temporary at September 30, 2014 and December 31, 2013. Securities rated below Moody’s (Baa) or Standard & Poor’s (BBB-) are not purchased.

Note 2 – Investment Securities (continued)

Corporate bonds will have a minimum rating at purchase of Moody’s (A3), S&P (A-), or Fitch (A-). The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Included in “Other assets” is an investment of approximately $105,000 net of amortization, in a real estate rehabilitation project located in Georgia that will provide the Bank with state tax credits for approximately the next two years.

Note 3 – Loans

The Bank engages in a full complement of lending activities, including commercial, consumer and real estate loans. The composition of loans at September 30, 2014 and December 31, 2013 is summarized as follows:

	September 30,	December 31,
	2014	2013
	(dollars in thousands)

Commercial and industrial	$27,703	$18,113
Real estate - construction, land and land development	63,316	60,476
Real estate - residential	65,148	55,792
Real estate - commercial	142,384	136,632
Consumer	4,691	3,931
Total loans	303,242	274,944
Deferred loan fees	(266)	(197)
Total loans, net of deferred fees	302,976	274,747
Allowance for loan losses	(5,256)	(5,357)

Loans, net of allowance for loan losses	$297,720	$269,390

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

Note 3 – Loans (continued)

As of September 30, 2014 and December 31, 2013, the Bank had no loans classified as Grade 7 or 8.  It is the Bank’s practice, in most cases, to take a charge-off when a loan or portion of a loan is deemed doubtful or loss.  Consequently, the remaining principal balance, if applicable, which has been evaluated as collectible, is graded accordingly.

As of September 30, 2014 and December 31, 2013, the principal balances of risk grades of loans by loan class, were as follows:

	September 30, 2014
	(dollars in thousands)
	Grades 1 - 4	Grade 5	Grade 6	Total
Commercial and industrial	$27,658	$45	$-	$27,703
Real estate - construction, land and land development
Acquistion, development, & construction	12,686	171	-	12,857
Other real estate - construction	50,423	-	36	50,459
Real estate - residential
Home equity lines	17,434	-	92	17,526
Other real estate - residential	46,885	575	162	47,622
Real estate - commercial
Owner occupied	55,980	4,199	1,434	61,613
Non-owner occupied	73,638	6,589	544	80,771
Consumer	4,652	-	39	4,691
Total loans receivable	$289,356	$11,579	$2,307	$303,242

	December 31, 2013
	(dollars in thousands)
	Grades 1 - 4	Grade 5	Grade 6	Total
Commercial and industrial	$18,010	$103	$-	$18,113
Real estate - construction, land and land development
Acquistion, development, & construction	11,257	49	-	11,306
Other real estate - construction	49,078	-	92	49,170
Real estate - residential
Home equity lines	18,021	-	110	18,131
Other real estate - residential	36,493	612	556	37,661
Real estate - commercial
Owner occupied	54,450	4,845	1,493	60,788
Non-owner occupied	67,989	6,786	1,069	75,844
Consumer	3,910	-	21	3,931
Total loans receivable	$259,208	$12,395	$3,341	$274,944

The credit risk profile by risk grade category excludes accrued interest receivables of approximately $938,000 and $953,000 as of September 30, 2014 and December 31, 2013, respectively. It also excludes deferred loan fees of approximately $266,000 and $197,000 as of September 30, 2014 and December 31, 2013, respectively.

Note 3 – Loans (continued)

The following table presents the activity in the allowance for loan losses by loan segment and the allowance by impairment method as of and for the three and nine months ended September 30, 2014 and 2013:

Allowance for Loan Losses Activity and Allowance by Impairment Method

For the Three and Nine Months Ended September 30, 2014

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Unallocated	Total

Three Months Ended September 30, 2014
Beginning balance	$320	$1,579	$865	$2,224	$214	$90	$5,292
Charge offs	-	-	(33)	-	(22)	-	(55)
Recoveries	1	98	47	13	6	-	165
Provisions	25	(79)	(62)	(78)	73	(25)	(146)
Ending balance	$346	$1,598	$817	$2,159	$271	$65	$5,256

Nine Months Ended September 30, 2014
Beginning balance	$227	$1,626	$772	$2,458	$210	$64	$5,357
Charge offs	-	(37)	(33)	-	(65)	-	(135)
Recoveries	4	703	50	47	27	-	831
Provisions	115	(694)	28	(346)	99	1	(797)
Ending balance	$346	$1,598	$817	$2,159	$271	$65	$5,256

Ending balances:
Individually evaluated for impairment	$-	$-	$36	$227	$15	$-	$278
Collectively evaluated for impairment	$346	$1,598	$781	$1,932	$256	$65	$4,978

Note 3 – Loans (continued)

Allowance for Loan Losses Activity and Allowance by Impairment Method

For the Three and Nine Months Ended September 30, 2013

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Unallocated	Total

Three Months Ended September 30, 2013
Beginning balance	$252	$1,981	$719	$1,805	$181	$23	$4,961
Charge offs	-	-	-	(38)	(44)	-	(82)
Recoveries	1	257	2	10	10	-	280
Provisions	(21)	(452)	(10)	405	52	41	15
Ending balance	$232	$1,786	$711	$2,182	$199	$64	$5,174

Nine Months Ended September 30, 2013
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

Note 3 – Loans (continued)

The following table presents the recorded investment in loans receivable, including accrued interest and excluding deferred loan fees, by loan segment based on impairment method as of September 30, 2014 and December 31, 2013:

Recorded Investment in Loans Receivable

As of September 30, 2014

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Total

Individually evaluated for impairment	$-	$36	$1,189	$6,320	$39	$7,584
Collectively evaluated for impairment	$27,769	$63,576	$64,184	$136,396	$4,671	$296,596

Ending balance total	$27,769	$63,612	$65,373	$142,716	$4,710	$304,180

Recorded Investment in Loans Receivable

As of December 31, 2013

(dollars in thousands)

	Commercial and industrial	Real estate - construction, land and land development	Real estate - residential	Real estate - commercial	Consumer	Total

Individually evaluated for impairment	$-	$92	$1,695	$7,053	$21	$8,861
Collectively evaluated for impairment	$18,177	$60,670	$54,367	$129,896	$3,926	$267,036

Ending balance total	$18,177	$60,762	$56,062	$136,949	$3,947	$275,897

Note 3 – Loans (continued)

Impaired loans

Loans for which it is probable that the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired, and are individually evaluated for impairment. The following tables present loans individually evaluated for impairment and the related allowance by loan segment as of and for the three and nine month periods ended September 30, 2014 and 2013, and for the year ended December 31, 2013:

Impaired Loans

As of and for the Three Months Ended September 30, 2014

(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	80	36	-	37	-
Real estate - residential
Home equity lines	92	92	-	94	-
Other real estate - residential	1,101	1,017	-	985	12
Real estate - comercial
Owner occupied	5,119	5,080	-	5,110	49
Non-owner occupied	594	594	-	591	15
Consumer	22	10	-	10	-
Total	$7,008	$6,829	$-	$6,827	$76

With an allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	-	-	-	-	-
Real estate - residential
Home equity lines	-	-	-	-	-
Other real estate - residential	80	80	36	79	1
Real estate - comercial
Owner occupied	646	646	227	648	1
Non-owner occupied	-	-	-	-	-
Consumer	29	29	15	31	2
Total	$755	$755	$278	$758	$4

Total impaired loans
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	80	36	-	37	-
Real estate - residential
Home equity lines	92	92	-	94	-
Other real estate - residential	1,181	1,097	36	1,064	13
Real estate - comercial
Owner occupied	5,765	5,726	227	5,758	50
Non-owner occupied	594	594	-	591	15
Consumer	51	39	15	41	2
Total	$7,763	$7,584	$278	$7,585	$80

Note 3 – Loans (continued)

Impaired Loans

As of and for the Nine Months Ended September 30, 2014

(dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	80	36	-	38	2
Real estate - residential
Home equity lines	92	92	-	95	2
Other real estate - residential	1,101	1,017	-	1,092	31
Real estate - comercial
Owner occupied	5,119	5,080	-	5,176	156
Non-owner occupied	594	594	-	601	24
Consumer	22	10	-	12	-
Total	$7,008	$6,829	$-	$7,014	$215

With an allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	-	-	-	-	-
Real estate - residential
Home equity lines	-	-	-	-	-
Other real estate - residential	80	80	36	80	3
Real estate - comercial
Owner occupied	646	646	227	657	11
Non-owner occupied	-	-	-	-	-
Consumer	29	29	15	35	2
Total	$755	$755	$278	$772	$16

Total impaired loans
Commercial and industrial	$-	$-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	-
Other real estate - construction	80	36	-	38	2
Real estate - residential
Home equity lines	92	92	-	95	2
Other real estate - residential	1,181	1,097	36	1,172	34
Real estate - comercial
Owner occupied	5,765	5,726	227	5,833	167
Non-owner occupied	594	594	-	601	24
Consumer	51	39	15	47	2
Total	$7,763	$7,584	$278	$7,786	$231

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

Note 3 – Loans (continued)

The following tables present a summary of current, past due and nonaccrual loans as of September 30, 2014 and December 31, 2013 by loan class:

Analysis of Current, Past Due and Nonaccrual Loans

As of September 30, 2014

(dollars in thousands)

	Accruing
	30-89 Days Past Due	90 Days or more Past Due	Nonaccrual	Total Past Due and Nonaccrual	Current and not Past Due or Nonaccrual	Total Loans
Commercial and industrial	$55	$-	$-	$55	$27,648	$27,703
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-	12,857	12,857
Other real estate - construction	13	-	-	13	50,446	50,459
Real estate - residential
Home equity lines	56	-	118	174	17,352	17,526
Other real estate - residential	31	39	162	232	47,390	47,622
Real estate - comercial
Owner occupied	231	-	683	914	60,699	61,613
Non-owner occupied	-	-	-	-	80,771	80,771
Consumer	8	-	39	47	4,644	4,691
Total	$394	$39	$1,002	$1,435	$301,807	$303,242

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

The following tables present the Bank’s loans classified as troubled debt restructurings by loan class as of September 30, 2014 and December 31, 2013:

As of September 30, 2014

(dollars in thousands)

	Number of Contracts	Accrual	Nonaccrual	Total Restructurings
Commercial and industrial	-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-
Other real estate - construction	-	-	-	-
Real estate - residential
Home equity lines	-	-	-	-
Other real estate - residential	10	895	-	895
Real estate - comercial
Owner occupied	10	5,034	327	5,361
Non-owner occupied	2	589	-	589
Consumer	-	-	-	-
Total	22	$6,518	$327	$6,845

Note 3 – Loans (continued)

As of December 31, 2013

(dollars in thousands)

	Number of Contracts	Accrual	Nonaccrual	Total Restructurings
Commercial and industrial	-	$-	$-	$-
Real estate - construction, land and land development
Acquistion, development, & construction	-	-	-	-
Other real estate - construction	-	-	-	-
Real estate - residential
Home equity lines	1	66	-	66
Other real estate - residential	10	925	-	925
Real estate - comercial
Owner occupied	13	5,302	473	5,775
Non-owner occupied	1	563	-	563
Consumer	-	-	-	-
Total	25	$6,856	$473	$7,329

At September 30, 2014 and December 31, 2013, there were no outstanding commitments to advance additional funds on troubled debt restructurings.

For the three months ended September 30, 2014, there was one newly restructured loan which totaled $15,000 compared to four newly restructured loans which totaled $1,358,000 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, there were two newly restructured loans that occurred which totaled $32,500 compared to nine newly restructured loans that occurred which totaled $2,212,000 for the nine months ended September 30, 2013. The impact of these modifications was not material to the consolidated financial statements for the three and nine months ended September 30, 2014 and 2013.

Loans receivable modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, for the nine months ended September 30, 2014 and 2013, were $0 and $532,000, respectively.

Note 4 – Stock-Based Compensation

During the nine months ended September 30, 2014 and 2013, the Company made restricted stock awards totaling 20,292 and 24,006, respectively. The awards granted in 2014 which vest fully at the end of three years totaled 15,698. The awards granted in 2014 which immediately vest totaled 4,594. The awards granted in 2013 which vest fully at the end of three years totaled 16,406. The awards granted in 2013 which vest fully at the end of five years totaled 7,600. The Company recorded restricted stock expense of $222,693 and $97,333 during the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014 and 2013, the Company recorded stock option expense of $66,390 and $70,391, respectively. The Company did not award any stock options during the nine months ended September 30, 2014 and 2013. Future levels of compensation cost related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards.

Note 5 – Earnings Per Share

Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share include the effect of outstanding stock options. The following table is a reconciliation of the income amounts and common stock amounts utilized in computing the Company’s earnings per share for the periods then ended:

	For the Three Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$1,396	3,596,046	$0.39
Effect of stock options outstanding	-	80,863	(0.01)
Diluted EPS
Net income available to common shareholder	$1,396	3,676,909	$0.38

	For the Three Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$843	3,562,171	$0.24
Effect of stock options outstanding	-	37,489	(0.01)
Diluted EPS
Net income available to common shareholder	$843	3,599,660	$0.23

	For the Nine Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$3,211	3,593,323	$0.89
Effect of stock options outstanding	-	51,339	(0.01)
Diluted EPS
Net income available to common shareholder	$3,211	3,644,662	$0.88

	For the Nine Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share
	(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholder	$5,269	3,555,293	$1.48
Effect of stock options outstanding	-	30,338	(0.01)
Diluted EPS
Net income available to common shareholder	$5,269	3,585,631	$1.47

Note 5 – Earnings Per Share (continued)

For the three months ended September 30, 2014 and 2013, there were 0 and 34,865 outstanding stock options, respectively, that were antidilutive due to the exercise price exceeding the average market price. For the nine months ended September 30, 2014 and 2013, there were 0 and 47,365 outstanding stock options, respectively, that were antidilutive due to the exercise price exceeding the average market price.

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

Level 1 – Valuations are readily obtainable because the assets and liabilities are traded on active exchange markets, such as the New York Stock Exchange. At September 30, 2014, the Company had no Level 1 assets.

Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets and valuations are based on observable market data in those markets. At September 30, 2014, the Company’s Level 2 assets included U.S. Government agency obligations, state and municipal bonds, mortgage-backed securities, corporate bonds, and mortgage loans held for sale.

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

Following is a description of valuation methodologies used for determining fair value for assets and liabilities:

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the securities’ credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Periodically, management compares the fair values obtained through its pricing provider with another independent party to determine reliability. The Company classified $134.0 million and $158.4 million of investment securities available-for-sale subject to recurring fair value adjustments as Level 2 at September 30, 2014 and December 31, 2013, respectively.

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

Note 6 – Fair Value Measurement (continued)

Those impaired loans not requiring an allowance represent loans with respect to which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2014, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated selling costs. Impaired loans where an allowance is established based on the fair value of collateral, or those that have been charged down to the fair value of collateral, require classification in the fair value hierarchy. The fair value of the collateral is generally based on recent third party appraisals, tax valuations, or broker price opinions.

The appraisals may include adjustments by the appraisers for differences between approaches such as the comparable sales approach and the income approach.

As such, the Company records these collateral dependent impaired loans at fair value as nonrecurring Level 3. Collateral dependent impaired loans recorded at fair value totaled $959,000 and $1.4 million at September 30, 2014 and December 31, 2013, respectively. Specific loan loss allowances for these impaired loans totaled $278,000 and $358,000 at September 30, 2014 and December 31, 2013, respectively.

Loans Held for Sale

Loans held for sale are carried at fair value on a recurring basis, as determined by outstanding commitments from third party investors (Level 2). The Company elected the fair value option for loans held for sale on July 1, 2012. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due, or on non-accrual as of September 30, 2014 and December 31, 2013. As of September 30, 2014 and December 31, 2013, the aggregate fair value of loans held for sale was $29.7 million and $31.3 million, respectively; the contractual balance including accrued interest was $29.1 million and $30.9 million, respectively.

Interest Rate Lock Commitments

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives (Level 2). Fair values of these mortgage derivatives are estimated based on their values at inception and changes in mortgage interest rates from the date the interest on the loan is locked. The fair value at inception and any changes in the fair values of these derivatives are included in mortgage banking activities. At September 30, 2014 and December 31, 2013, the interest rate lock commitments with a positive fair value totaled $57,000 and $39,000, respectively, and were recorded in other assets. The interest rate lock commitments with a negative fair value at September 30, 2014 and December 31, 2013 totaled $73,000 and $118,000, respectively, and were recorded in other liabilities.

The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund loans. Changes in the fair values of these derivatives are included in mortgage banking activities. At September 30, 2014 and December 31, 2013, the forward commitments for the interest rate lock commitments with a positive fair value totaled $73,000 and $118,000, respectively, and were recorded in other assets. The forward commitments for the interest rate lock commitments with a negative fair value at September 30, 2014 and December 31, 2013 totaled $57,000 and $39,000, respectively, and were recorded in other liabilities.

At September 30, 2014 and December 31, 2013, the forward commitments for loans held for sale with a positive fair value totaled $95,000 and $422,000, respectively, and were recorded in other assets. The forward commitments for loans held for sale with a negative fair value at September 30, 2014 and December 31, 2013 totaled $67,000 and $17,000, respectively, and were recorded in other liabilities.

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

Management may apply discount adjustments to the appraised value for estimated selling costs, information from comparable sales, and marketability of the property. As such, the Company records other real estate owned with subsequent write downs after transfer as nonrecurring Level 3. Other real estate owned that has had subsequent write-downs after transfer from loans to other real estate totaled $3.9 million and $3.6 million at September 30, 2014 and December 31, 2013, respectively.

The tables below present information as of September 30, 2014 and December 31, 2013 about assets and liabilities which are measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements at
	September 30, 2014, Using,
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(dollars in thousands)
U.S. Government and agency	$-	$43,392	$-	$43,392
Mortgage-backed - residential GSEs	-	60,608	-	60,608
State and municipal	-	27,309	-	27,309
Corporate bonds	-	2,710	-	2,710
Total	$-	$134,019	$-	$134,019

Loans held for sale	$-	$29,694	$-	$29,694
Derivative assets (1)	$-	$452	$-	$452
Derivative liabilities(1)	$-	$197	$-	$197

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

There were no transfers between Level 1, Level 2 or Level 3 during the first nine months of 2014 or 2013.

Note 6 – Fair Value Measurement (continued)

Assets measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements at
	September 30, 2014, Using,
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(dollars in thousands)
Impaired loans, net of allowance
Commercial and industrial	$-	$-	$-	$-
Real estate - construction	-	-	35	35
Real estate - residential	-	-	73	73
Real estate - commercial	-	-	551	551
Consumer	-	-	22	22
Total impaired loans	$-	$-	$681	$681

Other real estate owned
Unimproved land	$-	$-	$406	$406
Real estate - residential	-	-	-	-
Real estate - commercial	-	-	3,532	3,532
Total other real estate owned	$-	$-	$3,938	$3,938

	Fair Value Measurements at
	December 31, 2013, Using,
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(dollars in thousands)
Impaired loans, net of allowance
Commercial and industrial	$-	$-	$-	$-
Real estate - construction	-	-	40	40
Real estate - residential	-	-	249	249
Real estate - commercial	-	-	701	701
Consumer	-	-	11	11
Total impaired loans	$-	$-	$1,001	$1,001

Other real estate owned
Unimproved land	$-	$-	$471	$471
Real estate - residential	-	-	144	144
Real estate - commercial	-	-	2,951	2,951
Total other real estate owned	$-	$-	$3,566	$3,566

Note 6 – Fair Value Measurement (continued)

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $959,000 with a valuation allowance of $278,000 at September 30, 2014, resulting in an additional provision for loan losses of $278,000 for the nine months ended September 30, 2014. At December 31, 2013, impaired loans had a principal balance of $1,359,000 with a valuation allowance of $358,000, resulting in an additional provision for loan losses of $358,000 for the year ended December 31, 2013.

At September 30, 2014, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $4,738,000 with no valuation allowance and $199,000 in valuation adjustments for the nine months ended September 30, 2014, resulting in a charge of $199,000 for the nine months ended September 30, 2014. At December 31, 2013, other real estate owned had a net carrying amount of $4,897,000 with no valuation allowance and $896,000 in valuation adjustments, resulting in a charge of $896,000 for the year ended December 31, 2013.

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 for collateral dependent impaired loans and other real estate owned:

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Real estate – construction	$35	Sales comparison	Management and appraiser adjustment for difference between comparable sales	45.33%	45.33%
Real estate – residential	73	Sales comparison	Management and appraiser adjustment for difference between comparable sales	30.64% - 74.77%	46.88%
Real estate - commercial	551	Sales comparison	Management and appraiser adjustment for difference between comparable sales	5.78% - 44.08%	17.00%
		Income approach	Capitalization rate	9.50%	9.50%
Consumer	22	NADA or third party valuation of underlying collateral	Management adjustment for comparable sales	25.46% - 100%	35.92%
Total	$681

Other real estate owned:
Unimproved land	$406	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%-35.42%	3.81%
Real estate - residential	-	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00%	0.00%
Real estate – commercial	3,532	Sales comparison	Management and appraiser adjustment for difference between comparable sales	0.00% - 23.73%	9.16%
		Income approach	Capitalization rate	10.00%	10.00%
Total	$3,938

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

Note 6 – Fair Value Measurement (continued)

The carrying amount and estimated fair values of the Bank’s financial instruments at September 30, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements at
	September 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Financial assets:
Cash and due from banks	$26,881	$26,881	$-	$-	$26,881
Securities available for sale	134,019	-	134,019	-	134,019
Loans, net of allowance	297,720	-	-	298,022	298,022
Loans held for sale	29,694	-	29,694	-	29,694
Federal Home Loan Bank stock	465	N/A	N/A	N/A	N/A
Accrued interest receivable, loans	965	-	27	938	965
Accrued interest receivable, securities	764	-	764	-	764
Other derivative assets(1)	452	-	452	-	452

Financial liabilities
Time deposits	$143,839	$-	$144,698	$-	$144,698
Other deposits	281,484	281,484	-	-	281,484
Repurchase agreements	30,206	30,206	-	-	30,206
Short-term debt	-	-	-	-	-
Accrued interest payable, deposits	404	4	400	-	404
Accrued interest payable, short-term debt	-	-	-	-	-
Other derivative liabilities(1)	197	-	197	-	197

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

Following is an analysis of significant off-balance sheet financial instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Commitments to extend credit	$84,521	$74,144
Standby letters of credit	312	472
Total	$84,833	$74,616

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

In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor. Based on these recourse provisions, the Bank has a recourse liability for mortgage loans sold. During July and August of 2014, the Bank settled with two investors for a total of $740,000 for repurchase demands for mortgage loans which originated during the 2005 to 2008 time period. The Bank had previously set aside $1.0 million in the mortgage recourse liability specifically related to the potential settlement loss as a result of the ongoing settlement discussions with these investors, which have been in process for the last two years. As a result of these settlements, the mortgage recourse liability was reduced by the settlement amount and no additional provision expense was required as the previously established accrual was more than sufficient to cover the amount of the settlement. These settlements are included in the activity for the nine months ended September 30, 2014. The following table presents the activity in the recourse liability for the nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
	(dollars in thousands)
Beginning balance	$1,090	$772
Provision	295	374
Losses	(800)	(196)
Recoveries	-	15
Ending balance	$585	$965

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

Note 7 – Commitments and Contingencies (continued)

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

In July 2014, the Georgia Court of Appeals reversed the judgment in favor of First Bank of Georgia in the foregoing case and has, in rendering its judgment, refused to allow a new trial. The court found that the trial judge should have entered judgment in favor of First Bank of Georgia. The Georgia Supreme Court denied the petition for certiorari by the subcontractor.

A contingent liability of $597,500 was recorded as of December 31, 2012. This contingent liability was fully reversed and recorded as other non-interest income during the third quarter of 2014.

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

Note 9 – Impact of Other Recently Issued Accounting Standards

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

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed June 24, 2014 with the Securities and Exchange Commission (the “SEC”).

The Merger is expected to be consummated early in the first quarter of 2015.

 Additional Information About the Merger and Where to Find It

In connection with the proposed merger transaction, State Bank Financial Corporation (“State Bank”) has filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) to register State Bank’s shares that will be issued to the Company’s shareholders in connection with the transaction, which registration statement has been declared effective by the SEC. The registration statement includes a proxy statement of the Company and a prospectus of State Bank, as well as other relevant documents concerning the proposed transaction. The registration statement and the proxy statement/prospectus related to the proposed transaction contain important information about the Company, State Bank and the proposed transaction and related matters. WE URGE SECURITY HOLDERS TO READ THESE MATERIALS WHEN THEY BECOME AVAILABLE (AND ANY OTHER DOCUMENTS FILED WITH THE SEC IN CONNECTION WITH THE TRANSACTION OR INCORPORATED BY REFERENCE INTO THE REGISTRATION STATEMENT AND PROXY STATEMENT/PROSPECTUS) BECAUSE THOSE DOCUMENTS CONTAIN IMPORTANT INFORMATION. Security holders may obtain free copies of these documents and other documents filed with the SEC on the SEC’s website at http://www.sec.gov. Security holders may obtain free copies of the documents filed with the SEC by the Company at its website at https://www.firstbankofga.com (which website is not incorporated herein by reference) or by contacting Thomas J. Flournoy by telephone at 706.731.6622. Security holders may also obtain free copies of the documents filed with the SEC by State Bank at its website at http://www.statebt.com (which website is not incorporated herein by reference) or by contacting Jeremy Lucas by telephone at 404.239.8626.

 Participants in this Transaction

The Company, State Bank and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of the Company in connection with the proposed merger. Information regarding these persons who may, under the rules of the SEC, be considered participants in the solicitation of shareholders in connection with the proposed merger is contained in the proxy statement/prospectus described above. Additional information regarding each of the Company’s and State Bank’s respective directors and executive officers, including shareholdings, is included in the Company’s definitive proxy statement for 2014, which was filed with the SEC on April 14, 2014, and State Bank’s definitive proxy statement for 2014, which was filed with the SEC on April 11, 2014. You can obtain free copies of this document from the Company or State Bank, respectively, using the contact information above. You can obtain free copies of this document from the Company or State Bank, respectively, using the contact information above.

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

Results of Operations

Overview

The Company’s net income was $1,396,000 for the quarter ended September 30, 2014, compared to $843,000 for the third quarter of 2013, an increase of 65.6%. The Company’s net income was $3,211,000 for the nine months ended September 30, 2014, compared to net income of $5,269,000 for the nine months ended September 30, 2013, a decrease of 39.1%. The increase in net income for the three month period was primarily due to an increase in net interest income and the reversal of a contingent liability which was recorded in other non-interest income. The decrease in net income for the nine month period was primarily due to a lower negative loan loss provision, a decline in mortgage banking activity and expenses incurred for the Merger. This was partially offset by an increase in net interest income and the reversal of a contingent liability which was recorded in other non-interest income. The increase in net interest income for the quarter and nine month period was due to an increase in interest income on loans coupled with a slight decrease in cost of funds. As noted above, the increase in other non-interest income was due to the reversal of a contingent liability in the amount of $597,500 related to litigation as disclosed in Note 7 – Commitments and Contingencies. Basic and diluted earnings per share were $0.39 and $0.38, respectively, for the quarter ended September 30, 2014 compared to $0.24 and $0.23, respectively, for the quarter ended September 30, 2013. Basic and diluted earnings per share were $0.89 and $0.88, respectively, for the nine months ended September 30, 2014, compared to $1.48 and $1.47, respectively, for the nine months ended September 30, 2013.

The Company’s return on average assets on an annualized basis was 1.06% for the quarter ended September 30, 2014, compared to 0.68% for the quarter ended September 30, 2013. The Company’s return on average equity on an annualized basis for the quarter ended September 30, 2014 was 8.84% compared to 5.82% for the quarter ended September 30, 2013. The Company’s return on average assets on an annualized basis was 0.83% for the nine months ended September 30, 2014, compared to 1.44% for the nine months ended September 30, 2013. The Company’s return on average equity on an annualized basis for the nine months ended September 30, 2014 was 7.05% compared to 12.13% for the nine months ended September 30, 2013.

Interest Income

Interest income for the quarter ended September 30, 2014 and 2013 was $4,880,000 and $4,581,000, respectively, which was an increase of $299,000 (6.5%). Interest income for the nine months ended September 30, 2014 and 2013 was $14,289,000 and $13,677,000, respectively, which was an increase of $612,000 (4.5%). The Bank experienced increased loan demand during the fourth quarter of 2013 and through the first nine months of 2014, resulting in growth in volume to offset the overall decline in yield since last year. Therefore, interest and fees on loans are up for both the quarter and nine months ended September 30, 2014 compared to the quarter and nine months ended September 30, 2013. Due to increased loan demand, the Bank sold $30.3 million of investment securities during the first nine months of 2014 at a slight net gain of $77,000. The securities portfolio decreased $22.6 million (14.4%) since September 30, 2013, and the portfolio decreased $24.4 million (15.4%) when compared to December 31, 2013. Net loans, including loans held for sale, were $327,414,000 at September 30, 2014 compared to $300,688,000 at December 31, 2013 and $285,335,000 at September 30, 2013. The overall yield on earning assets decreased slightly from 4.02% to 4.00%, comparing the first nine months of 2013 to the first nine months of 2014. However, earning asset yield increased from 3.97% for the third quarter of 2013 to 4.03% for the third quarter of 2014.

Interest Expense

Interest expense for the quarter ended September 30, 2014 and 2013 was $444,000 and $512,000, respectively, which was a decrease of $68,000 (13.3%). Interest expense for the nine months ended September 30, 2014 and 2013 was $1,355,000 and $1,626,000, respectively, which was a decrease of $271,000 (16.7%). The Company has experienced a decline in interest expense primarily due to the downward repricing in interest rates paid on deposits, as well as a continued shift in the mix of interest-bearing deposits from higher rate time deposits to non-interest bearing demand deposits and lower rate accounts such as NOW and money market accounts.

The Company’s cost of interest-bearing liabilities declined from 0.57% for the third quarter of 2013 to 0.48% for the third quarter of 2014. The Company’s cost of interest-bearing liabilities declined from 0.61% for the first nine months of 2013 to 0.49% for the first nine months of 2014.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income), and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $4,436,000 and $4,069,000 for the three months ended September 30, 2014 and 2013, respectively, which was an increase of $367,000 (9.0%). Net interest income was $12,934,000 and $12,051,000 for the nine months ended September 30, 2014 and 2013, respectively, which was an increase of $883,000 (7.3%). The annualized net interest margin was 3.72% and 3.56% for the quarter ended September 30, 2014 and 2013, respectively. The annualized net interest margin was 3.68% and 3.59% for the nine months ended September 30, 2014 and 2013, respectively.

As noted above, the increase in net interest income for the quarter and year to date compared to the same periods in the prior year was the result of an increase in interest income on loans, combined with a decline in interest expense due to lower cost of interest-bearing deposits.

Interest-earning assets were $481,709,000 at September 30, 2014 compared to $473,611,000 at September 30, 2013, an increase of $8,098,000 (1.7%). Loans, including loans held for sale, are the highest yielding component of interest-earning assets. Total gross loans, including loans held for sale, were $332,670,000 at September 30, 2014 compared to $290,509,000 at September 30, 2013, an increase of $42,161,000 (14.5%). Mortgage loans held for sale totaled $29,694,000 and $27,694,000 at September 30, 2014 and 2013, respectively, an increase of $2,000,000 (7.2%). Securities available-for-sale were $134,019,000 at September 30, 2014, compared to $156,571,000 at September 30, 2013, a decrease of $22,552,000 (14.4%). Interest bearing deposits with banks totaled $15,020,000 and $11,131,000 at September 30, 2014 and 2013, respectively, an increase of $3,889,000 (34.9%). Interest-bearing customer deposits were $340,630,000 at September 30, 2014 compared to $349,636,000 at September 30, 2013, a decrease of $9,006,000 (2.6%). Noninterest-bearing customer deposits were $84,693,000 at September 30, 2014 compared to $79,743,000 at September 30, 2013, an increase of $4,950,000 (6.2%).

Provision for Loan Losses

Throughout 2013 and 2014, the Bank has continued to experience net recoveries instead of net charge offs, as well as an overall improvement in the quality of the loan portfolio. This resulted in a negative provision to the allowance for loan losses for the third quarter and nine months ended September 30, 2014. During the third quarter of 2014, net recoveries declined, and the balance of the loan portfolio increased when compared to the third quarter of 2013. The Bank recorded a negative provision for loan losses of $146,000 for the three months ended September 30, 2014 compared to a provision of $15,000 for the three months ended September 30, 2013, a decrease of $161,000. The Bank recorded a negative provision for loan losses of $797,000 for the nine months ended September 30, 2014 compared to a negative provision of $1,787,000 for the nine months ended September 30, 2013, an increase of $990,000. The negative provision was the result of decreasing historical loss rates, management’s detailed review of the Bank’s loan portfolio, the level of the Bank’s non-performing loans, net recoveries for the three and nine months ended September 30, 2014, and decreasing loan delinquencies.

Non-performing loans to total loans, excluding loans held for sale, was 0.33% at September 30, 2014 compared to 0.70% at December 31, 2013 and 1.21% at September 30, 2013. As shown in the non-performing assets section below, the Bank has experienced a decrease of $923,000 and $2,168,000 in non-accrual loans compared to December 31, 2013 and September 30, 2013, respectively. Total non-performing assets to total assets ratio has also continued to decrease. The ratio of non-performing assets to total assets was 1.66%, 1.32% and 1.09% as of September 30, 2013, December 31, 2013 and September 30, 2014, respectively. Each loan that the Bank deems impaired is subject to an analysis consisting of an evaluation of the underlying collateral and/or expectation of future cash flows to determine impairment and, if necessary, a specific allowance for loan losses reserve is established. The Bank’s specific reserve was $278,000 at September 30, 2014 compared to $131,000 at September 30, 2013, an increase of $146,000 (111.5%). The ratio of the allowance for loan losses to total loans, excluding loans held for sale, decreased to 1.73% at September 30, 2014 from 1.95% at December 31, 2013, and 1.97% at September 30, 2013. The Bank experienced a net recovery of $110,000 for the third quarter of 2014 compared to net recoveries of $198,000 for the third quarter of 2013, resulting in annualized net charge-off ratios of (-0.14%) and (-0.30%), respectively. The Bank experienced a net recovery of $696,000 for the nine months ended September 30, 2014 compared to net recoveries of $1,007,000 for the nine months ended September 30, 2013, resulting in annualized net charge-off ratios of (-0.32%) and (-0.51%), respectively. Although the Bank’s annualized net charge-off ratios have improved in the last two years, the improved performance of the Bank’s loan portfolio is not necessarily indicative of future performance. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Non-interest Income

Non-interest income for the three months ended September 30, 2014 and 2013 was $3,569,000 and $2,704,000, respectively, an increase of $865,000 (32.0%). Service charges on deposit accounts were $367,000 and $414,000 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $47,000 (11.4%). Mortgage banking activities resulted in income of $1,972,000 and $1,765,000 for the three months ended September 30, 2014 and 2013, respectively, an increase of $207,000 (11.7%). Loans sold in the secondary market for the three months ended September 30, 2014 and 2013 were $96,047,000 and $106,740,000, respectively. Substantially all loans originated by the mortgage division are sold in the secondary market with servicing rights released. There has been a decrease in the volume of loans sold when compared to 2013; however, the yields have increased slightly. Industry wide, mortgage banking activities have decreased. Other income was $1,224,000 and $503,000 for the three months ended September 30, 2014 and 2013, respectively, an increase of $721,000 (143.3%). As noted previously, this increase is mainly due to the reversal of a contingent liability of $598,000 recorded during the third quarter of 2014.

Non-interest income for the nine months ended September 30, 2014 and 2013 was $8,508,000 and $10,294,000, respectively, a decrease of $1,786,000 (17.3%). Service charges on deposit accounts were $1,060,000 and $1,174,000 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $114,000 (9.7%). Mortgage banking activities resulted in income of $5,218,000 and $6,462,000 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $1,244,000 (19.3%). Loans sold in the secondary market for the nine months ended September 30, 2014 and 2013 were $236,913,000 and $311,281,000, respectively. As noted above, while there has been a decrease in the volume of loans sold when compared to 2013, the yields have increased. Other income was $2,099,000 and $2,386,000 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $287,000 (12.0%). The decrease is mainly due to death insurance benefits from a Bank owned life insurance policy of $806,000 received in 2013 which is partially offset by the reversal of a contingent liability of $598,000 recorded during the third quarter of 2014.

Non-interest Expense

Non-interest expense for the three months ended September 30, 2014 and 2013 was $5,829,000 and $5,633,000, respectively, an increase of $196,000 (3.5%). Salary and employee benefit costs were $3,434,000 and $3,299,000 for the three months ended September 30, 2014 and 2013, respectively, an increase of $135,000 (4.1%). The increase was primarily due to annual performance incentives and normal salary increases, offset by decreases in incentives for mortgage due to decreased volume. Occupancy expense increased $8,000 (2.1%) from $387,000 to $395,000 comparing the three months ended September 30, 2013 and 2014, respectively. OREO expense decreased $64,000 (18.2%) from $351,000 to $287,000 comparing the three months ended September 30, 2013 and September 30, 2014, respectively. This decrease was due to a decrease in required valuation adjustments and other real estate expenses. Other non-interest expense for the three months ended September 30, 2014 increased by $117,000 (7.3%) to $1,713,000 from $1,596,000 for the three months ended September 30, 2013. This increase was primarily due to Company expenses incurred during the quarter of $154,000 related to the agreement and plan of merger with State Bank.

Non-interest expense for the nine months ended September 30, 2014 and 2013 was $17,453,000 and $16,714,000, respectively, an increase of $739,000 (4.4%). Salary and employee benefit costs were $10,086,000 and $9,664,000 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $422,000 (4.4%). As noted above, the increase was primarily due to annual performance incentives and normal salary increases, including an increase in salary expense due to the new Evans, Georgia branch which opened in May 2013, offset by decreases in incentives for mortgage due to decreased volume. Occupancy expense increased $48,000 (4.3%) from $1,122,000 to $1,170,000 comparing the nine months ended September 30, 2013 and 2014, respectively. OREO expense decreased $388,000 (36.8%) from $1,053,000 to $665,000 comparing the nine months ended September 30, 2013 and September 30, 2014, respectively. This decrease was due to a decrease in required valuation adjustments and other real estate expenses. Other non-interest expense for the nine months ended September 30, 2014 increased by $657,000 (13.5%) to $5,532,000 from $4,875,000 for the nine months ended September 30, 2013. As noted above, this increase is mainly due to expenses of $794,000 incurred related to the agreement and plan of merger with State Bank.

Income Taxes

The Company recorded income tax expense of $926,000 and $282,000 for the three months ended September 30, 2014 and 2013, respectively. The increase in 2014 resulted from the increase in net income before taxes. The effective tax rate was 39.8% and 25.1% for the three months ended September 30, 2014 and 2013, respectively.

The Company recorded income tax expense of $1,575,000 and $2,149,000 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in 2014 resulted from the decrease in net income before taxes. The effective tax rate was 32.9% and 29.0% for the nine months ended September 30, 2014 and 2013, respectively.

The effective tax rate for the Company has increased in 2014 due to increased non-deductible expenses incurred related to the agreement and plan of merger with State Bank.

Financial Condition

Overview

Total consolidated assets at September 30, 2014 were $525,581,000, an increase of $9,083,000 (1.8%) from December 31, 2013 total consolidated assets of $516,498,000. Cash and due from banks totaled $26,881,000 at September 30, 2014, and $16,828,000 at December 31, 2013, an increase of $10,053,000 (59.7%). Investments in securities at September 30, 2014 were $134,019,000 compared to $158,439,000 at December 31, 2013, a decrease of $24,420,000 (15.4%). Gross loans, excluding loans held for sale, were $302,976,000 at September 30, 2014, an increase of $28,229,000 (10.3%) from $274,747,000 at December 31, 2013. The Bank experienced an increase in loan demand beginning in the fourth quarter of 2013 and continuing through the third quarter of 2014. As previously noted, the Bank sold some securities during the first nine months of 2014 to manage the increased loan demand and to improve yields on interest earning assets. Loans held for sale decreased $1,604,000 (5.1%) from $31,298,000 at December 31, 2013 to $29,694,000 at September 30, 2014. Demand for mortgage loans began to decrease somewhat during the second half of 2013 and through the first quarter of 2014. This industry wide decreased demand was driven mostly by an increasing rate environment coupled with certain regulatory changes related to qualified mortgages. Cash and due from banks at September 30, 2014 and December 31, 2013 included $5,700,000 and $1,300,000, respectively, of interest-bearing balances with the Federal Reserve Bank, at a minimal interest rate. This was included in interest-earning assets. Other assets decreased $2,033,000 (25.9%) mainly due to a decrease of $1,430,000 in deferred tax assets driven by changes in the fair value of securities available for sale, and a decrease of $371,000 in the derivatives recorded for the forward commitments for loans held for sale and interest rate lock commitments.

Total deposits at September 30, 2014 were $425,323,000, an increase of $5,618,000 (1.3%) from the December 31, 2013 balance of $419,705,000. Interest-bearing customer deposits at September 30, 2014 were $340,630,000, a decrease of $2,328,000 (0.7%) from the December 31, 2013 balance of $342,958,000. Total time deposits, including brokered and wholesale, decreased $8,645,000 (5.7%). Money market accounts increased $2,852,000 (3.9%) and NOW and savings accounts increased $3,465,000 (3.0%). Non-interest bearing deposits increased $7,946,000 (10.4%) from $76,747,000 at December 31, 2013 to $84,693,000 at September 30, 2014. The Bank’s repurchase agreements totaled $30,206,000 at September 30, 2014, an increase of $18,095,000 (149.4%) from the December 31, 2013 balance of $12,111,000. This is mainly due to two customers who have utilized the repurchase agreement deposit product.

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

The composition of non-performing assets for each reportable date is shown in the table below.

	September 30, 2014	December 31, 2013	September 30, 2013
	(dollars in thousands)
Non-accrual loans	$1,002	$1,924	$3,169
Other real estate owned	4,738	4,897	5,136
	$5,740	$6,821	$8,305

The Bank’s non-accrual loans decreased $922,000 (48.0%) during the first nine months of 2014. This decrease is due to various factors, including minimal charge-offs and transfers to OREO as well as pay-downs and movement to accrual status. The Bank’s OREO decreased $159,000 (3.2%) during that same period. Since September 30, 2013, non-accrual loans have decreased $2,167,000 (68.4%) and OREO decreased $398,000 (7.7%). The ratio of non-performing assets to total loans and OREO, excluding loans held for sale, was 1.87% at September 30, 2014, 2.44% at December 31, 2013, and 3.10% at September 30, 2013. The continued reduction and disposition of non-performing assets is a management priority.

Troubled Debt Restructurings

As of September 30, 2014, the Bank had 22 loans totaling $6,845,000 classified as troubled debt restructurings. As of December 31, 2013, the Bank had 25 loans totaling $7,329,000 classified as troubled debt restructurings. Included in troubled debt restructurings were loans totaling $327,000 and $473,000 on nonaccrual as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, one loan totaling $28,000 classified as a troubled debt restructuring was in default. As of September 30, 2013, two loans totaling $532,000 classified as troubled debt restructurings were in default.

Allowance for Loan Losses

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of probable risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” The allowance for loan losses was $5,256,000, $5,357,000, and $5,174,000 as of September 30, 2014, December 31, 2013, and September 30, 2013, respectively. The slight decrease of $101,000 from December 31, 2013 to September 30, 2014 is the result of several factors, including improving historical loss ratios and improving credit quality. The Bank also experienced net recoveries of $696,000 during the nine months ended September 30, 2014 as noted in the provision for loan losses discussion above. The ratio of the allowance for loan losses to total loans, excluding loans held for sale, decreased to 1.73% at September 30, 2014 from 1.95% at December 31, 2013, and 1.97% at September 30, 2013. For the three months ended September 30, 2014, there was a net recovery of 0.14% annualized compared to net recoveries of 0.30% annualized for the same period in 2013. For the nine months ended September 30, 2014, there was a net recovery of 0.32% annualized compared to net recoveries of 0.51% annualized for the same period in 2013. Management considers the current allowance for loan losses to be appropriate based upon its detailed analysis of the potential risk in the Bank’s portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements. The Bank’s liquidity ratio at September 30, 2014 was 30.8% compared to 38.4% at December 31, 2013.

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

The table below reflects the Bank’s current regulatory capital ratios, including comparisons to December 31, 2013 and current regulatory minimums:

	September 30, 2014	December 31, 2013	Minimum Regulatory Requirement
Total risk-based capital ratio	16.37%	17.25%	8.00%
Tier 1 risk-based capital ratio	15.12%	15.99%	4.00%
Tier 1 leverage ratio	12.04%	11.93%	4.00%

On October 20, 2014, the Company declared a cash dividend of $0.045 per share of common stock to all shareholders of record as of November 4, 2014, payable on November 11, 2014.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2014 from that presented under the heading “Liquidity and Interest Rate Sensitivity” and “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management has developed and implemented policies and procedures for reviewing disclosure controls and procedures and internal control over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2014 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

GEORGIA-CAROLINA BANCSHARES, INC.

November 7, 2014	By:	/s/ Remer Y. Brinson, III
Remer Y. Brinson, III
President and Chief Executive Officer (principal executive officer)

November 7, 2014	By:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1^	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2^	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS*^	XBRL Instance Document

Exhibit 101.SCH*^	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*^	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*^	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*^	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*^	XBRL Taxonomy Extension Presentation Linkbase Document

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